Form 10-Q
period 2004-12-31
WMG Acquisition Corp
filed 2005-03-25
CIK 1309987

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-319161

WMG ACQUISITION CORP.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-35665869 (I.R.S. Employer Identification No.)
75 Rockefeller Plaza New York, NY 10019 (Address of principal executive offices) (212) 275-2000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

        As of March 24, 2005, the number of shares of the Registrant's common stock, par value $0.001 per share, outstanding was 1,000.

WMG ACQUISITION CORP.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

WMG Acquisition Corp.

Consolidated Balance Sheets

	December 31, 2004	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$306	$555
Accounts receivable, less allowances of $284 and $222 million	821	571
Inventories	65	65
Royalty advances expected to be recouped within one year	204	223
Deferred tax assets	48	38
Other current assets	74	86

Total current assets	1,518	1,538
Royalty advances expected to be recouped after one year	204	223
Investments	9	8
Property, plant and equipment, net	180	189
Goodwill	966	978
Intangible assets subject to amortization, net	1,925	1,937
Intangible assets not subject to amortization	100	100
Other assets	104	117

Total assets	$5,006	$5,090

Liabilities and Shareholder's Equity
Current liabilities:
Accounts payable	$223	$226
Accrued royalties	1,166	1,003
Taxes and other withholdings	32	10
Current portion of long-term debt	12	12
Current portion of due to parent companies	50	—
Other current liabilities	445	432

Total current liabilities	1,928	1,683
Long-term debt	1,837	1,828
Deferred tax liabilities, net	272	265
Other noncurrent liabilities	287	333
Due to parent companies	3	3

Total liabilities	4,327	4,112

Shareholder's equity:
Common stock	—	—
Additional paid-in capital	734	1,076
Retained earnings (deficit)	(39)	(104)
Accumulated other comprehensive income (loss), net	(16)	6

Total shareholder's equity	679	978

Total liabilities and shareholder's equity	$5,006	$5,090

See accompanying notes.

WMG Acquisition Corp.

Consolidated and Combined Statements of Operations (Unaudited)

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(in millions)
Revenues(b)	$1,088	$1,178
Costs and expenses:
Cost of revenues(a)(b)	(581)	(648)
Selling, general and administrative expenses(a)(b)	(331)	(391)
Impairment of goodwill and other intangible assets	—	(1,019)
Amortization of intangible assets	(46)	(60)
Restructuring costs	—	(8)

Total costs and expenses	(958)	(2,126)

Operating income (loss)	130	(948)
Interest expense, net(b)	(36)	(3)
Net investment-related losses	—	(9)
Equity in the losses of equity-method investees, net	(1)	(9)
Deal-related transaction and other costs	—	(63)
Other income (expense), net(b)	4	(7)

Income (loss) before income taxes	97	(1,039)
Income tax expense	(32)	(107)

Net income (loss)	$65	$(1,146)

(a) Includes depreciation expense of:	$(14)	$(20)

(b) Includes the following income (expenses) resulting from transactions with related companies:
Revenues	$—	$32
Cost of revenues	—	(66)
Selling, general and administrative expenses	(3)	(45)
Interest expense, net	—	3
Other expense, net	—	11

See accompanying notes.

WMG Acquisition Corp.

Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(in millions)
Cash flows from operating activities
Net income (loss)	$65	$(1,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and other intangible assets	—	1,019
Depreciation and amortization	60	80
Deferred taxes	(3)	103
Non-cash interest expense	9	3
Net investment-related losses	—	9
Equity in the losses of equity-method investees, including distributions	1	9
Non-cash, stock-based compensation expense	2	—
Changes in operating assets and liabilities:
Accounts receivable	(220)	(271)
Inventories	2	(7)
Royalty advances	15	118
Accounts payable and accrued liabilities	115	85
Other balance sheet changes	18	29

Net cash provided by operating activities	64	31

Cash flows from investing activities
Investments and acquisitions	(20)	(18)
Investment proceeds	1	38
Capital expenditures	(6)	(27)

Net cash used in investing activities	(25)	(7)

Cash flows from financing activities
Debt repayments	(3)	—
Dividends and returns of capital paid	(344)	(68)
Increase in amounts due to parent companies	50	—
Decrease (increase) in amounts due from Time Warner-affiliated companies	—	84

Net cash provided by (used in) financing activities	(297)	16

Effect of foreign currency exchange rate changes on cash	9	5

Net increase (decrease) in cash and equivalents	(249)	45
Cash and equivalents at beginning of period	555	81

Cash and equivalents at end of period	$306	$126

See accompanying notes.

WMG Acquisition Corp.

Consolidated and Combined Statements of Shareholder's and Group Equity
(Unaudited)

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(in millions)
Balance at beginning of period	$978	$2,635
Comprehensive income (loss):
Net income (loss) (a)	65	(1,146)
Foreign currency translation adjustment	(25)	33
Deferred losses on derivative financial instruments	3	—

Total comprehensive income (loss)	43	(1,113)

Dividends and returns of capital paid	(344)	(68)
Issuance of stock options and restricted stock	2	—
Decrease in amounts due from Time Warner-affiliated companies, net	—	242

Balance at end of period	$679	$1,696

(a)
Net loss for the three months ended December 31, 2003 includes an approximate $1.019 billion impairment charge to reduce the carrying value of goodwill, trademarks and other intangible assets.

See accompanying notes.

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)

1.    Description of Business

        WMG Acquisition Corp. (the "Company" or "New WMG"), is one of the world's major music companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. ("Time Warner"). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as "Old WMG" or the "Predecessor". Effective March 1, 2004, the Company acquired Old WMG from Time Warner for approximately $2.6 billion (the "Acquisition"). The Company is a direct, wholly owned subsidiary of WMG Holdings Corp. ("Holdings"). Holdings, in turn, is a direct, wholly owned subsidiary of Warner Music Group Corp. ("Parent", formerly known as WMG Parent Corp.). Parent, Holdings and the Company were formed in November 2003 by a private equity consortium of investors (the "Investor Group") to facilitate the Acquisition.

        The Company classifies its business interests into two fundamental areas: recorded music and music publishing. A brief description of those operations is presented below.

Recorded Music Operations

        The Company's recorded music operations consist of the discovery and development of artists and the related marketing and distribution of recorded music produced by such artists. In the United States, the Company's operations are conducted principally through its major record labels—Warner Bros. Records, The Atlantic Records Group, and Word Entertainment. Internationally, the Company's recorded music operations are conducted through its Warner Music International division ("WMI") in over 50 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees. The Company's current roster of recording artists includes, among others, Cher, Enya, Eric Clapton, Faith Hill, Josh Groban, Kid Rock, Linkin Park, Luis Miguel, Madonna, matchbox twenty, Metallica, Phil Collins and Red Hot Chili Peppers.

        The Company's recorded music operations also include a catalog division called Warner Strategic Marketing ("WSM"). WSM specializes in marketing the Company's music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of tracks to/from third parties for various uses, including film and television soundtracks.

        The Company's principal recorded-music distribution operations include Warner-Elektra-Atlantic Corporation ("WEA Corp."), which primarily markets and distributes music products to retailers and wholesale distributors in the United States; a 90% interest in Alternative Distribution Alliance, an independent distribution company; various distribution centers and ventures operated internationally; and an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace.

        The principal recorded-music revenue sources to the Company are sales of CDs, digital downloads and other recorded music products, and license fees received for the ancillary uses of its recorded music catalog.

Music Publishing Operations

        The Company's music publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music-publishing affiliates of the Company. The Company owns or controls the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Its catalog includes works from a diverse range of artists and composers, including Barry Gibb, Cole Porter, Dido,

Madonna, Moby, Nickelback and Staind. The Company also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Hallmark Entertainment.

        The Company's music publishing operations include Warner Bros. Publications U.S. Inc. ("Warner Bros. Publications"), one of the world's largest publishers of printed music. Warner Bros. Publications markets publications throughout the world containing works of such artists as Shania Twain, The Grateful Dead and Led Zeppelin. However, in December 2004, the Company entered into an agreement to sell its printed music business to Alfred Publishing Co., Inc. ("Alfred Publishing"). The sale is expected to close in spring 2005 and is subject to customary closing conditions. See Note 3 for additional information.

        The principal music-publishing revenue sources to the Company are royalties for the use of its compositions on CDs and DVDs, in television commercials, ring tones, music videos and the Internet; license fees received for the use of its musical compositions on radio, television, in motion pictures and in other public performances; and sales of published sheet music and songbooks.

2.    Basis of Presentation

New Basis of Presentation

        The accompanying consolidated and combined financial statements present separately the financial position, results of operations, cash flows and changes in equity for both the Company and its predecessor, Old WMG. Old WMG was acquired by the Company effective as of March 1, 2004. In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired. Financial information for the pre- and post-acquisition periods have been separated by a vertical line on the face of the consolidated and combined financial statements to highlight the fact that the financial information for such periods have been prepared under two different historical-cost bases of accounting.

Old Basis of Presentation

        As previously described, the operations of the Company were under the control of Time Warner through the end of February 2004. In January 2001, historic Time Warner was acquired by America Online Inc. ("AOL") in a transaction hereinafter referred to as the "AOL Time Warner Merger". The AOL Time Warner Merger was accounted for under the purchase method of accounting. Under the purchase method of accounting, the basis of the historical net assets included in the accompanying combined financial statements of the predecessor was adjusted, effective as of January 1, 2001, to reflect an allocable portion of the purchase price relating to the AOL Time Warner Merger.

        For all periods prior to the closing of the Acquisition, the accompanying combined financial statements of the Predecessor reflect all assets, liabilities, revenues, expenses and cash flows directly attributable to Old WMG. In addition, the accompanying combined financial statements include allocations of certain costs of Time Warner and Old WMG deemed reasonable by the Company's management, in order to present the results of operations, financial position, changes in group equity and cash flows of Old WMG on a stand-alone basis. The principal allocation methodologies are described below. The financial information included herein does not necessarily reflect the results of operations, financial position, changes in group equity and cash flows of Old WMG in the future or what would have been reflected had Old WMG been a separate, stand-alone entity during the periods presented. The income tax benefits and provisions, related tax payments and deferred tax balances have been prepared as if Old WMG operated as a stand-alone taxpayer for the periods presented.

        For all periods prior to the closing of the Acquisition, certain general and administrative costs incurred by Time Warner have been allocated to the combined financial statements of Old WMG, including pension and other benefit-related costs, insurance-related costs and other general and administrative costs. These cost allocations were determined based on a combination of factors, as appropriate, including Old WMG's pro rata share of the revenues under the management of Old WMG and other more directly attributable methods, such as claim experience for insurance costs and employee-related attributes for pension costs. The costs allocated to the Company are not necessarily indicative of the costs that would have been incurred if Old WMG had obtained such services independently, nor are they indicative of costs that will be charged or incurred in the future. However, management believes that such allocations are reasonable.

Fiscal Year

        In fiscal year 2004, in connection with the Acquisition, the Company changed its fiscal year-end to September 30 from November 30. As such, the Company restated its prior quarters starting October 1, 2003, under the new fiscal year format, to enhance comparability between periods.

Interim Financial Statements

        The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its Amendment No. 3 to Registration Statement No. 333-121322 on Form S-4.

Basis of Consolidation and Combination

        Prior to the closing of the Acquisition, the recorded music and music publishing operations of the Company were legally held by multiple subsidiaries and affiliates of Old WMG and Time Warner. As such, the accompanying financial statements present the combined accounts of such businesses for all periods prior to the Acquisition. After the closing of the Acquisition, New WMG acquired the stock or net assets of those predecessor businesses. Accordingly, the accompanying financial statements present the consolidated accounts of such businesses for all periods after the closing of the Acquisition. The consolidated accounts include 100% of the assets, liabilities, revenues, expenses, income, losses and cash flows of the Company and all entities in which the Company has a controlling voting interest and/or variable interest entities required to be consolidated in accordance with U.S. GAAP. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

Reclassifications

        Certain reclassifications have been made to the prior period's financial information in order to conform to the current period's presentation.

Amounts Due To/From Time Warner-Affiliated Companies

        Prior to the closing of the Acquisition that was effective in March 2004, Old WMG had various commercial and financing arrangements with Time Warner and its affiliates. To illustrate, Old WMG distributed home video product for Time Warner's filmed entertainment division and Old WMG's financing requirements were funded by Time Warner. Given the intercompany nature of these and other arrangements, the related payables and receivables generally were not settled through periodic cash payments and receipts. Accordingly, except as noted below for income taxes, the net amounts due from all transactions with Time Warner-affiliated companies were classified as a reduction of group equity in the combined balance sheet for all periods prior to March 2004.

        With respect to income taxes for all periods prior to the closing of the Acquisition that was effective in March 2004, the income tax benefits and provisions, related tax payments and deferred tax balances have been prepared as if Old WMG operated as a stand-alone taxpayer. As such, while generally owed to Time Warner or its subsidiaries because Old WMG's taxable results were included in the consolidated income tax returns of Time Warner or its subsidiaries, all current and deferred tax liabilities for those periods were classified as liabilities in the combined balance sheet for all periods prior to March 2004.

        In connection with the Acquisition, substantially all of the intercompany receivables and payables between Old WMG and Time Warner and its affiliates were settled, and any receivables and payables that existed between the parties as of September 30, 2004 and December 31, 2004 have been presented as third-party balances in the accompanying consolidated balance sheet. In addition, with respect to taxes, Time Warner assumed all of the underlying tax obligations of Old WMG for all periods prior to the closing of the Acquisition. As such, all historical current and deferred tax assets and liabilities that existed as of the closing date of the Acquisition were transferred to Time Warner. Current and deferred tax assets and liabilities that existed as of September 30, 2004 and December 31, 2004 are third-party in nature and have been presented as such in the accompanying consolidated balance sheet.

Cash and Equivalents

        Prior to the closing of the Acquisition, Old WMG had agreements with Time Warner, whereby all cash received or paid by Old WMG was included in, or funded by, clearing accounts or international cash pools within Time Warner's centralized cash management system. The average monthly balance of amounts due from Time Warner and its affiliates was $783 million for the three-month period ended December 31, 2003.

Stock-Based Compensation

Post-Acquisition

        Effective March 1, 2004, in connection with the Acquisition, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") to account for all stock-based compensation plans adopted subsequent to the Acquisition. Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

Pre-Acquisition

        Prior to the Acquisition, certain employees of Old WMG participated in various Time Warner stock option plans. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, compensation cost for stock options or other equity-based awards granted to employees was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equaled or exceeded the fair market value of Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by Old WMG. For any awards that generated compensation expense as defined under APB 25, Old WMG calculated the amount of compensation expense and recognized the expense over the vesting period of the award.

        Had compensation cost for Time Warner's stock option plans been determined based on the fair value method set forth in FAS 123, Old WMG's net loss for all periods presented prior to the closing of the Acquisition would have been as follows:

Three Months Ended December 31, 2003
(in millions)
Net loss:
As reported	$(1,146)

Pro forma	$(1,158)

3.    Acquisitions and Dispositions

Maverick

        In November 2004, the Company acquired an additional 30% interest in Maverick Recording Company ("Maverick") from its existing partner for approximately $17 million and certain amounts previously owed by such partner to the Company. The transaction was accounted for under the purchase method of accounting and the purchase price has been allocated to the underlying net assets of Maverick in proportion to the estimated fair value, principally artist contracts and recorded music catalog. As part of the transaction, the Company and the remaining partner in Maverick entered into an agreement pursuant to which either party can elect to have the Company purchase the remaining 20% interest in Maverick that it does not own by December 2007.

Sale of Warner Bros. Publications

        In December 2004, the Company entered into an agreement to sell Warner Bros. Publications, which conducts the Company's printed music operations, to Alfred Publishing. As part of the transaction, the Company agreed to license the right to use its music publishing copyrights in the exploitation of printed sheet music and songbooks for a twenty-year period of time. No gain or loss is expected to be recognized on the transaction as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. The sale is expected to close in spring 2005 and is subject to customary closing conditions.

        The sale is not expected to have a material effect on the future operating results and financial condition of the Company. For the three months ended December 31, 2004 and 2003, the operations being sold generated revenues of approximately $15 million and $16 million, respectively; operating income of approximately $1 million and $2 million, respectively; operating income before depreciation and amortization expense of $1 million and $2 million, respectively; and net income of approximately $1 million and $2 million, respectively.

4.    Inventories

        Inventories consist of the following:

	December 31, 2004	September 30, 2004
	(in millions)
Compact discs, cassettes and other music-related products	$82	$79
Published sheet music and song books	23	23

	105	102
Less reserve for obsolescence	(40)	(37)

	$65	$65

5.    Restructuring Costs

Acquisition-Related Restructuring Costs

        In connection with the Acquisition that was effective as of March 1, 2004, the Company reviewed its operations and implemented several plans to restructure its operations. As part of these restructuring plans, the Company recorded a restructuring liability of approximately $307 million during 2004. This restructuring liability included costs to exit and consolidate certain activities of the Company, as well as costs to terminate employees and certain artist, songwriters and co-publisher contracts. Such liabilities were recognized as part of the cost of the Acquisition.

        As of December 31, 2004, the Company had approximately $135 million of Acquisition-related restructuring costs recorded in its balance sheet. These liabilities represent estimates of future cash obligations for all restructuring activities that had been implemented, as well as for all restructuring activities that had been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relates to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining obligations are expected to be settled by 2019.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Initial accrual in 2004	$164	$143	$307
Cash paid in 2004	(92)	(13)	(105)
Non-cash reductions in 2004(a)	(1)	(22)	(23)

Liability as of September 30, 2004	71	108	179
Cash paid in the three months ended December 31, 2004	(18)	(18)	(36)
Non-cash reductions and foreign currency exchange movements in the three months ended December 31, 2004(a)	2	(10)	(8)

Liability as of December 31, 2004	$55	$80	$135

(a)
Principally relates to changes in foreign currency exchange rates and the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter and co-publisher contracts.

        In addition, in connection with the Acquisition, the Company approved a cost-savings incentive compensation plan during 2004 in order to incentivize management to implement the aforementioned restructuring plans and reduce operating costs. Under the plan, key employees of the Company will be entitled to earn up to $20 million in the aggregate based on the attainment and maintenance of certain cost-savings targets. Based on the level of cost savings actually generated at the end of September 30, 2004, which exceeded the cost-savings targets under the plan, the Company determined that it was probable that eligible employees would vest in the full benefits under the plan. Accordingly, the Company recorded the full $20 million liability under the plan, along with other restructuring-related costs of $6 million, during the seven months ended September 30, 2004. Out of the aggregate $26 million liability, $16 million has been paid during the three months ended December 31, 2004.

6.    Debt

        The Company's long-term debt consists of:

	December 31, 2004	September 30, 2004
	(in millions)
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,191	1,194

	1,191	1,194

Subordinated notes:
7.375% U.S. dollar-denominated Notes due 2014	465	465
8.125% Sterling-denominated Notes due 2014	193	181

	658	646

Total debt	1,849	1,840
Less current portion	(12)	(12)

Total long-term debt	$1,837	$1,828

        In December 2004, Holdings, the Company's direct parent, issued $847 million principal amount of debt. The Company is not a party to, or an obligor of, any of Holdings' debt. However, Holdings is a holding company with no independent operations or assets other than its interest in the Company. Accordingly, Holdings' ability to service its debt obligations is dependent on the cash flows and operations of the Company. A summary of the principal terms of Holdings' debt obligations is provided below in order to facilitate an understanding of the Company's financial condition and liquidity.

Holdings Debt

        In December 2004, Holdings issued $847 million principal amount of debt consisting of (i) $250 million principal amount of Floating Rate Senior Notes Due 2011 (the "Holdings Floating Rate Notes"), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the "Holdings Discount Notes"), and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the "Holdings PIK Notes", and collectively, the "Holdings Notes"). The gross proceeds of $696 million received from the issuance of the Holdings Notes were used to (i) redeem the remaining shares of cumulative preferred stock of Holdings at a redemption price of $209 million, including $9 million of accrued and unpaid dividends, (ii) pay a return of capital to Parent and its shareholders in the aggregate amount of $472 million, of which all but $50 million was distributed to Parent's shareholders, and (iii) pay debt-related issuance costs of approximately $15 million.

        The Holdings Floating Rate Notes bear interest at a quarterly, floating rate based on three-month LIBOR rates plus a margin equal to 4.375%. Interest is payable quarterly in cash beginning on March 15, 2005. The Holdings Floating Rate Notes Mature on December 15, 2011.

        The Holdings Discount Notes were issued at a discount and have an initial accreted value of $630.02 per $1000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments are required. However, interest accrues on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum. The Holdings Discount Notes mature on December 15, 2014.

        The Holdings PIK Notes bear interest at a semi-annual floating rate based on six-month LIBOR rates plus a margin equal to 7%. Interest is payable semi-annually beginning on June 15, 2005 either in the form of cash or additional PIK notes at the election of the Company. The Holdings PIK Notes mature on December 15, 2014.

        The Holdings Notes are redeemable in whole or in part, at the option of Holdings, at any time at a redemption price defined under the Indentures governing the Holdings Notes that generally includes a premium. In addition, upon a change of control and upon certain asset sales as specified under the indentures, Holdings may be required to make an offer to redeem the Holdings Notes from the holders at a redemption price defined under the indentures that includes a premium.

        The Holdings Notes are unsecured and subordinated to all of Holdings' existing and future secured debt, including Holdings' guarantee of borrowings by the Company under the Company's senior secured credit facility. In addition, the Holdings Notes are structurally subordinated to the subordinated notes of the Company.

        The indentures limit Holdings' ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose off all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries.

7.    Shareholder's Equity

Return of Capital

        In the fall of 2004, the Company used its available excess cash to pay a return of capital to Holdings, its direct parent, in the amount of approximately $352 million. Of such aggregate amount, approximately $8 million was declared and paid in September 2004 and the balance of approximately $344 million was declared and paid in October 2004. Accordingly, whereas the September 2004 dividend was reflected in the Company's fiscal 2004 audited financial statements, the October 2004 dividend has been reflected in the accompanying interim financial statements.

Long-Term Incentive Plan and Other Equity Issuances

        In December 2004, the Board of Directors of the Company approved a long-term incentive plan (the "LTIP Plan") for employees, directors or consultants of the Company and any of its affiliates. 1,190 shares of Class A Common Stock of Parent were authorized under the plan. During the three months ended December 31, 2004, pursuant to certain contractual arrangements or in connection with the LTIP Plan, the Company granted 947 service-based stock options and 1,895 performance-based options to purchase shares of Parent's Class A Common Stock to certain employees of the Company. In addition, during the three months ended December 31, 2004, the Company allowed certain employees to purchase 1,314 restricted shares of Parent's Class A Common Stock.

8.    Commitments and Contingencies

Litigation

        The Company is subject to a number of state and federal class action lawsuits, as well as an action brought by a number of state Attorneys General alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies. The parties to the federal action commenced by the Attorneys General have entered into a settlement agreement. On July 9, 2003, the Court entered a final judgment approving the settlement. In one of the two remaining lawsuits, Ottinger v. EMI Music, Inc., et al., the Court entered an order granting final approval of the settlement on January 21, 2004. In the other action, In re Compact Disc. Antitrust Litig., which was brought by individual retailers of compact discs alleging unlawful horizontal agreements to fix the prices of compact discs by the major record companies, on July 29, 2004, the Court denied the parties' motion to grant final approval to the settlement. On August 30, 2004, plaintiffs filed a Second Amended Consolidated Complaint adding additional individual retailers as named plaintiffs in the litigation, which the Company answered, denying all claims, on September 15, 2004. On October 29, 2004, the parties reached an agreement on the terms of a settlement. The Company does not expect the final terms of that settlement to differ materially from the settlement agreement previously entered into by the parties. On February 2, 2005, the Court entered a Stipulation of Dismissal with Prejudice of the entire action.

        On September 7, 2004 and November 22, 2004, Eliot Spitzer, the Attorney General of the State of New York, served Warner Music Group with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters. In response to the Attorney General's subpoenas, we have been producing documents and expect to complete our production by April. We understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. It is too soon to predict the outcome of this investigation but it has the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect the Company's business, including its brand value.

        In addition to the State of New York investigation discussed above, the Company is involved with employment claims and other legal proceedings that are incidental to its normal business activities. It is reasonably possible that an adverse outcome on any of these matters could result in a material effect on the Company's consolidated financial statements. Due to the preliminary status of many of these matters, the Company is unable to predict the outcome or determine a range of loss at this time. However, in the opinion of management, it is not likely that the ultimate outcome of these matters will have a material effect on the Company's consolidated financial statements.

Management/Monitoring Agreement

        As described in Note 19 to the Company's audited consolidated financial statements for the seven months ended September 30, 2004, the Company and its direct and indirect parents entered into a management and monitoring agreement ("the Management Agreement") with the Investor Group in connection with the Acquisition.

        Under the Management Agreement, the Company or its direct and indirect parents are required to pay the Investor Group an aggregate annual fee of $10 million per year (the "Periodic Fees") in consideration for ongoing consulting and management advisory services. In addition, in the case of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company or its direct and indirect parents, the Management Agreement requires the Company or its parents to pay the Investor Group an aggregate fee of one percent of the gross transaction value of each such transaction ("Subsequent Fees"). The Management Agreement also requires the Company or its direct and indirect parents to pay the reasonable expenses of the Investor Group in connection with, and indemnify them for liabilities arising from, the Management Agreement, the Acquisition and any related transactions, their equity investment in the Company or its direct and indirect parents, their operations, and the services they provide to the Company or its parents.

        The Management Agreement continues in full force and effect until December 30, 2014, provided, however, that the Investor Group may cause the agreement to terminate at any time upon agreement of the Investor Group. In the event of the termination of the Management Agreement, the Company or any of its direct and indirect parents shall pay each of the Investor Group (x) any unpaid portion of the Periodic Fees, any Subsequent Fees and any expenses due with respect to periods prior to the date of termination plus (y) the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the Periodic Fees that would have been payable with respect to the period from the date of termination until December 30, 2014.

9.    Segment Information

        As discussed more fully in Note 1, based on the nature of its products and services, the Company classifies its business interests into two fundamental areas: recorded music and music publishing. Information as to each of these operations is set forth below.

        The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets ("OIBDA"). The Company has supplemented its analysis of OIBDA results by segment with an analysis of operating income (loss) by segment.

        The accounting policies of the Company's business segments are the same as those described in the summary of significant accounting policies included elsewhere herein. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation or combination and, therefore, do not themselves impact consolidated or combined results.

        During 2004, in connection with the Acquisition, the Company changed its methodology for allocating certain corporate costs to its business segments. Accordingly, the Company has restated its operating performance measures for the prior period to reflect its new cost-allocation methodology on a consistent basis.

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(in millions)
Revenues
Recorded music	$940	1,028
Music publishing	155	159
Intersegment elimination	(7)	(9)

Total revenues	$1,088	$1,178

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(in millions)
OIBDA
Recorded music	$194	$141
Music publishing	24	27
Corporate expenses	(28)	(17)

Total OIBDA	$190	$151

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(in millions)
Depreciation of Property, Plant and Equipment
Recorded music	$9	$15
Music publishing	1	1
Corporate	4	4

Total depreciation	$14	$20

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(in millions)
Amortization of Intangibles Assets
Recorded music	$33	$40
Music publishing	13	20
Corporate	—	—

Total amortization	$46	$60

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(in millions)
Impairment of Goodwill and Other Intangibles
Recorded music	$—	$1,019
Music publishing	—	—
Corporate	—	—

Total impairment	$—	$1,019

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(in millions)
Operating Income (Loss)
Recorded music	$152	$(933)
Music publishing	10	6
Corporate	(32)	(21)

Total operating income (loss)	$130	$(948)

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(in millions)
Reconciliation of OIBDA to Operating Income (Loss)
OIBDA	$190	$151
Depreciation expense	(14)	(20)
Amortization expense	(46)	(60)
Impairment of goodwill and other intangible assets	—	(1,019)

Operating income (loss)	$130	$(948)

10.    Additional Financial Information

Cash Interest and Taxes

        The Company made interest payments of approximately $42 million during the three months ended December 31, 2004 and $6 million during the three months ended December 31, 2003. The Company paid approximately $8 million of foreign income and withholding taxes in each of the three months ended December 31, 2004 and the three months ended December 31, 2003. The Company received $5 million and $2 million of foreign income tax refunds in the three months ended December 31, 2004 and 2003, respectively.

Non-cash Transactions

        There were no significant non-cash investing and financing activities during the three months ended December 31, 2004 and 2003.

Supplementary Information
Condensed Consolidating Financial Statements

        WMG Acquisition Corp. (the "Company" or "New WMG") is one of the world's major music companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. ("Time Warner"). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as "Old WMG" or the "Predecessor". Effective March 1, 2004, the Company acquired Old WMG from Time Warner for approximately $2.6 billion.

        New WMG has issued (i) $465 million principal amount of 7.375% Senior Subordinated Notes due 2014 and (ii) 100 million Sterling principal amount of 8.125% Senior Subordinated notes due 2014 (the "Notes). The Notes are guaranteed by all of New WMG's domestic wholly owned subsidiaries on a senior subordinated basis. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Notes and present the results of operations, financial position and cash flows of (i) New WMG, which is the issuer of the Notes, or its predecessor Old WMG, (ii) the guarantor subsidiaries of New WMG, (iii) the non-guarantor subsidiaries of New WMG and (iv) the eliminations necessary to arrive at the information for New WMG on a consolidated or Old WMG on a combined basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting. There are no restrictions on New WMG's ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

Supplementary Information
Condensed Consolidating Financial Statements (Continued)

Consolidating Balance Sheet (Unaudited)
December 31, 2004

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$2	$53	$251	$—	$306
Accounts receivable, net	24	378	419	—	821
Inventories	—	36	29	—	65
Royalty advances expected to be recouped within one year	—	95	109	—	204
Deferred tax assets	—	24	24	—	48
Other current assets	2	13	59	—	74

Total current assets	28	599	891	—	1,518
Royalty advances expected to be recouped after one year	—	95	109	—	204
Investments in and advances to (from) consolidated subsidiaries	2,262	453	(312)	(2,403)	—
Intercompany notes receivable	193	—	—	(193)	—
Investments	—	7	2	—	9
Property, plant and equipment	—	119	61	—	180
Goodwill	—	274	692	—	966
Intangible assets subject to amortization	—	1,221	704	—	1,925
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	89	3	12	—	104

Total assets	$2,572	$2,871	$2,159	$(2,596)	$5,006

Liabilities and Shareholder's Equity
Current liabilities:
Accounts payable	$15	$87	$121	$—	$223
Accrued royalties	—	515	651	—	1,166
Taxes and other withholdings	—	—	32	—	32
Current portion of long-term debt	12	—	—	—	12
Current portion of due to parent companies	—	50	—	—	50
Other current liabilities	28	159	258	—	445

Total current liabilities	55	811	1,062	—	1,928
Long-term debt	1,837	—	—	—	1,837
Intercompany notes payable	—	—	193	(193)	—
Deferred tax liabilities, net	—	24	248	—	272
Other noncurrent liabilities	1	179	107	—	287
Due to parent companies	—	3	—	—	3

Total liabilities	1,893	1,017	1,610	(193)	4,327
Shareholder's equity	679	1,854	549	(2,403)	679

Total liabilities and shareholder's equity	$2,572	$2,871	$2,159	$(2,596)	$5,006

Supplementary Information
Condensed Consolidating Financial Statements (Continued)

Consolidating Balance Sheet
September 30, 2004

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$2	$433	$120	$—	$555
Accounts receivable, net	24	278	269	—	571
Inventories	—	37	28	—	65
Royalty advances expected to be recouped within one year	—	122	101	—	223
Deferred tax assets	—	24	14	—	38
Other current assets	4	13	69	—	86

Total current assets	30	907	601	—	1,538
Royalty advances expected to be recouped after one year	—	124	99	—	223
Investments in and advances to (from) consolidated subsidiaries	2,556	6	(269)	(2,293)	—
Intercompany notes receivable	188	—	—	(188)	—
Investments	—	11	(3)	—	8
Property, plant and equipment	—	127	62	—	189
Goodwill	—	274	704	—	978
Intangible assets subject to amortization	—	1,253	684	—	1,937
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	93	12	12	—	117

Total assets	$2,867	$2,814	$1,890	$(2,481)	$5,090

Liabilities and Shareholder's Equity
Current liabilities:
Accounts payable	$—	$116	$110	$—	$226
Accrued royalties	—	511	492	—	1,003
Taxes and other withholdings	—	4	6	—	10
Current portion of long-term debt	12	—	—	—	12
Other current liabilities	42	139	251	—	432

Total current liabilities	54	770	859	—	1,683
Long-term debt	1,828	—	—	—	1,828
Intercompany notes payable	—	—	188	(188)	—
Deferred tax liabilities, net	—	24	241	—	265
Other noncurrent liabilities	4	209	124	(4)	333
Due to WMG Parent Corp.	3	—	—	—	3

Total liabilities	1,889	1,003	1,412	(192)	4,112
Shareholder's equity	978	1,811	478	(2,289)	978

Total liabilities and shareholder's equity	$2,867	$2,814	$1,890	$(2,481)	$5,090

Supplementary Information
Condensed Consolidating Financial Statements (Continued)

Consolidating Statement of Operations (Unaudited)
For The Three Months Ended December 31, 2004

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Revenues	$—	$527	$669	$(108)	$1,088
Costs and expenses:
Cost of revenues	—	(279)	(407)	105	(581)
Selling, general and administrative expenses	(3)	(172)	(159)	3	(331)
Amortization of intangible assets	—	(32)	(14)	—	(46)

Total costs and expenses	(3)	(483)	(580)	108	(958)

Operating (loss) income	(3)	44	89	—	130
Interest expense, net	(27)	(5)	(4)	—	(36)
Equity in the losses of equity-method investees, net	—	—	(1)		(1)
Equity gains from consolidated subsidiaries	123	62	—	(185)	—
Other income, net	4	—	—		4

Income before income taxes	97	101	84	(185)	97
Income tax expense	(32)	(24)	(28)	52	(32)

Net income	$65	$77	$56	$(133)	$65

Supplementary Information
Condensed Consolidating Financial Statements (Continued)

Combining Statement of Operations (Unaudited)
For The Three Months Ended December 31, 2003

	New WMG(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Old WMG Combined
	(in millions)
Revenues		$581	$723	$(126)	$1,178
Costs and expenses:
Cost of revenues		(324)	(446)	122	(648)
Selling, general and administrative expenses		(205)	(190)	4	(391)
Impairment of goodwill and other intangible assets		(1,014)	(5)	—	(1,019)
Amortization of intangible assets		(50)	(10)	—	(60)
Restructuring costs		(3)	(5)	—	(8)

Total costs and expenses		(1,596)	(656)	126	(2,126)

Operating (loss) income		(1,015)	67	—	(948)
Interest expense, net		—	(3)	—	(3)
Net investment-related gains (losses)		1	(10)	—	(9)
Equity in the losses of equity-method investees, net		(2)	(7)	—	(9)
Equity gains from consolidated subsidiaries		2	—	(2)	—
Deal-related transaction and other costs		(63)	—	—	(63)
Other expense, net		(6)	(1)	—	(7)

(Loss) income before income taxes		(1,083)	46	(2)	(1,039)
Income tax expense		(93)	(134)	120	(107)

Net loss		$(1,176)	$(88)	$118	$(1,146)

(1)
For periods prior to the Acquisition, New WMG did not exist.

Supplementary Information
Condensed Consolidating Financial Statements (Continued)

Consolidating Statement of Cash Flows (Unaudited)
For The Three Months Ended December 31, 2004

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Cash flows from operating activities:
Net income	$65	$77	$56	$(133)	$65
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	44	16	—	60
Deferred taxes	—	—	(3)	—	(3)
Non-cash interest expense	3	6	—	—	9
Equity in the losses of equity-method investees, including distributions	—	—	1	—	1
Non-cash, stock based compensation expense		2			2
Equity losses (gains) from consolidated subsidiaries	(91)	(42)	—	133	—
Changes in operating assets and liabilities:
Accounts receivable	—	(100)	(120)	—	(220)
Inventories	—	1	1	—	2
Royalty advances	—	21	(6)	—	15
Accounts payable and accrued liabilities	(2)	(13)	130	—	115
Other balance sheet changes	19	(21)	20	—	18

Net cash provided by (used in) operating activities	(6)	(25)	95	—	64

Cash flows from investing activities:
Investments and acquisitions	—	(2)	(18)	—	(20)
Investment proceeds	—	1	—	—	1
Capital expenditures	—	(3)	(3)	—	(6)

Net cash used in investing activities	—	(4)	(21)	—	(25)

Cash flows from financing activities:
Debt repayments	(3)	—	—	—	(3)
Returns of capital paid	(344)	—	—	—	(344)
Increase in amounts due to parent companies	(3)	53	—	—	50
Change in intercompany	356	(404)	48	—	—

Net cash provided by (used in) financing activities	6	(351)	48	—	(297)

Effect of foreign currency exchange rate changes on cash	—	—	9	—	9

Net increase in cash and equivalents	—	(380)	131	—	(249)
Cash and equivalents at beginning of period	2	433	120	—	555

Cash and equivalents at end of period	$2	$53	$251	$—	$306

Supplementary Information
Condensed Consolidating Financial Statements (Continued)

Combining Statement of Cash Flows (Unaudited)
For The Three Months Ended December 31, 2003

	New WMG(a)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Old WMG Combined
			(in millions)
Cash flows from operating activities:
Net loss		$(1,176)	$(88)	$118	$(1,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill and other intangible assets		1,014	5	—	1,019
Depreciation and amortization		66	14	—	80
Deferred taxes		(27)	130	—	103
Non-cash interest expense		3	—	—	3
Net investment-related losses (gains)		(1)	10	—	9
Equity in the losses of equity-method investees, including distributions		2	7	—	9
Equity losses from consolidated subsidiaries		118	—	(118)	—
Changes in operating assets and liabilities:
Accounts receivable		(67)	(204)	—	(271)
Inventories		(2)	(5)	—	(7)
Royalty advances		83	35	—	118
Accounts payable and accrued liabilities		(84)	169	—	85
Other balance sheet changes		(54)	83	—	29

Net cash provided by (used in) operating activities		(125)	156	—	31

Cash flows from investing activities:
Investments and acquisitions		(2)	(16)	—	(18)
Investment proceeds		38	—	—	38
Capital expenditures		(22)	(5)		(27)

Net cash provided by (used in) investing activities		14	(21)	—	(7)

Cash flows from financing activities:
Dividends paid		—	(68)	—	(68)
Decrease (increase) in amounts due from Time Warner-affiliated companies		107	(23)	—	84

Net cash provided by (used in) financing activities		107	(91)	—	16

Effect of foreign currency exchange rate changes on cash		—	5	—	5

Net increase in cash and equivalents		(4)	49	—	45
Cash and equivalents at beginning of period		4	77	—	81

Cash and equivalents at end of period		—	126	—	126

(a)
For periods prior to the Acquisition, New WMG did not exist.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our results of operations and financial condition includes periods prior to the consummation of the Acquisition and related financing (the "Transactions"). Accordingly, the discussion and analysis of operating results for the three months ended December 31, 2003 does not reflect the significant impact that the Transactions have had on us, including significantly increased financing costs. You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 (the "Quarterly Report"). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

  •
  the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

  •
  the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

  •
  our ability to continue to identify, sign and retain desirable talent at manageable costs;

  •
  the threat posed to our business by piracy of music by means of home CD-R activity and Internet peer-to-peer file-sharing;

  •
  the significant threat posed to our business and the music industry by organized industrial piracy;

  •
  the impact of our restructuring plan on our business (including our ability to generate revenues and attract desirable talent);

  •
  the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

  •
  the diversity and quality of our portfolio of songwriters;

  •
  the diversity and quality of our album releases;

  •
  significant fluctuations in our results of operations and cash flows due to the nature of our business;

  •
  our involvement in intellectual property litigation;

  •
  the possible downward pressure on our pricing and profit margins;

  •
  the seasonal and cyclical nature of recorded music sales;

  •
  our ability to continue to enforce our intellectual property rights in digital environments;

  •
  the ability to develop a successful business model applicable to a digital environment;

  •
  the ability to maintain product pricing in a competitive environment;

  •
  the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

  •
  risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

  •
  the possible unexpected loss of artists and key employees and our market share as a result of our restructuring plan;

  •
  the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

  •
  the impact of rate regulations on our Music Publishing business;

  •
  risks associated with the fluctuations in foreign currency exchange rates;

  •
  our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

  •
  the enactment of legislation limiting the terms by which an individual can be bound under a "personal services" contract could impair our ability to retain the services of key artists;

  •
  potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

  •
  changes in law and government regulations;

  •
  legal or other developments related to pending litigation or the industry-wide investigation of the relationship between music companies and radio stations by the Attorney General of the State of New York;

  •
  trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

  •
  the growth of other products that compete for the disposable income of consumers;

  •
  risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

  •
  risks inherent in our acquiring or investing in other businesses;

  •
  the possibility that our owners' interests will conflict with ours or yours;

  •
  our ability to act as a stand-alone company;

  •
  increased costs and diversion of resources associated with complying with the internal control reporting or other requirements of Sarbanes-Oxley;

  •
  weaknesses in our internal controls that could affect our ability to ensure timely and reliable financial reports;

  •
  the effects associated with the formation of Sony BMG Music Entertainment; and

  •
  failure to attract and retain key personnel.

        There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

        All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

INTRODUCTION

        Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the unaudited interim financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

  •
  Overview.    This section provides a general description of our businesses, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

  •
  Results of operations.    This section provides an analysis of our results of operations for the three months ended December 31, 2004 and 2003. This analysis is presented on both a consolidated and segmental basis.

  •
  Financial condition and liquidity.    This section provides an analysis of our cash flows for the three months ended December 31, 2004 and 2003, as well as a discussion of our financial condition and liquidity as of December 31, 2004. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures, consisting of leverage and interest coverage ratios under our senior secured credit facility.

  •
  Market risk management.    This section discusses how we manage exposure to potential losses arising from adverse changes in interest rates and foreign currency exchange rates.

Use of OIBDA

        We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and other intangible assets (which we refer to as "OIBDA"). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with U.S. GAAP.

Change in Fiscal Year and Basis of Presentation

        In 2004, in connection with the Acquisition, the Company changed its fiscal year-end to September 30 from November 30. As such, we restated our prior quarters starting October 1, 2003, under the new fiscal year format, to enhance comparability between periods.

        In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired.

OVERVIEW

Description of Business

        We are one of the world's major music companies. Effective as of March 1, 2004, substantially all of Time Warner Inc.'s music division was acquired from Time Warner by us for approximately $2.6 billion.

        We classify our business interests into two fundamental areas: Recorded Music and Music Publishing. A brief description of those operations is presented below.

Recorded Music Operations

        Our Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In the U.S., our operations are conducted principally through our major record labels—Warner Bros. Records Inc. and The Atlantic Records Group. Internationally, our Recorded Music operations are conducted through our Warner Music International division ("WMI") which includes various subsidiaries, affiliates and non-affiliated licensees in more than 50 countries.

        Our Recorded Music operations also include a catalog division named Warner Strategic Marketing ("WSM"). WSM specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to/from third parties for various uses, including film and television soundtracks.

        Our principal Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation ("WEA Corp."), which primarily markets and sells music products to retailers and wholesale distributors in the U.S.; a 90% interest in Alternative Distribution Alliance, an independent distribution company; various distribution centers and ventures operated internationally; and an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace.

        Our principal recorded music revenue sources are sales of CDs, digital downloads and other recorded music products and license fees received for the ancillary uses of our recorded music catalog.

        The principal costs associated with our Recorded Music operations are as follows:

  •
  artist and repertoire costs—the costs associated with (i) signing and developing artists, (ii) creating master recordings in the studio, (iii) creating artwork for album covers and liner notes and (iv) paying royalties to artists, producers, songwriters, other copyright holders and trade unions;

  •
  manufacturing, packaging and distribution costs—the costs to manufacture and distribute product to wholesale and retail distribution outlets;

  •
  marketing and promotion costs—the costs associated with the promotion of artists and recorded music products, including costs to produce music videos for promotional purposes and artist tour support; and

  •
  administration costs—the costs associated with general overhead and other administrative costs, as well as costs associated with anti-piracy initiatives.

Music Publishing Operations

        Our Music Publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music publishing affiliates of the Company. We own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Our Music Publishing operations also include Warner Bros. Publications ("WBP"), which markets printed versions of our music throughout the world. On December 15, 2004, we entered into a definitive agreement to sell WBP to Alfred Publishing. The sale is expected to close in spring 2005 and is subject to customary closing conditions. The sale is not expected to have a material effect on our future operating results and financial condition.

        Publishing revenues are derived from four main royalty sources:

  •
  Mechanical:    the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including singles, albums, CDs, digital downloads and mobile phone ring tones.

  •
  Performance:    the licensor receives royalties if the composition is performed publicly (e.g., broadcast radio and television, movie theater, concert, nightclub or Internet and wireless streaming).

  •
  Synchronization:    the licensor receives royalties or fees for the right to use the composition in combination with visual images (e.g., in films, television commercials and programs and videogames).

  •
  Other:    the licensor receives royalties from other uses such as stage productions and printed sheet music.

        The principal costs associated with our Music Publishing operations are as follows:

  •
  repertoire costs—the costs associated with (i) signing and developing songwriters and (ii) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the exploitation of their copyrighted works;

  •
  manufacturing, packaging and distribution costs—the costs to manufacture and distribute sheet music and songbooks to retail distribution outlets and schools; and

  •
  administration costs—the costs associated with general overhead and other administrative costs.

Factors Affecting Results of Operations and Financial Condition

Market Factors

        Over the past four years, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format which has slowed the historical growth pattern of recorded music sales. While potential new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio formats, significant revenue streams from these new markets have yet to emerge. Accordingly, although we believe that the recorded music industry should continue to improve as evidenced by the year-over-year growth in U.S. music physical unit sales in 2004 and flat performance in overall (physical and digital) music unit sales globally in 2004, the best year-on-year trend in global music sales for five years according to the IFPI, the industry may relapse into a period of decline, as witnessed from 1999 to 2003, which would continue to negatively affect operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a significant portion of its revenues from mechanical royalties received from the sale of music in recorded music formats such as the CD.

        Due in part to the development of the new channels mentioned above and ongoing anti-piracy initiatives, we believe that the recorded music industry is positioned to improve over the coming years. However, the industry may relapse into a period of decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry. Accordingly, we have executed a number of cost-saving initiatives over the past few years in an attempt to realign our cost structure with the changing economics of the industry. These initiatives have included significant headcount reductions, exiting certain leased facilities in an effort to consolidate locations and the sale of our manufacturing, packaging and physical distribution operations.

        We have conducted a detailed assessment of our existing cost structure. As a result of this assessment, we have identified substantial cost-reduction opportunities in our business, the majority of which are associated with headcount reductions from the consolidation of operations and the streamlining of corporate and label overhead. By the end of December 2004, we had implemented approximately $250 million of annualized cost savings, of which approximately $144 million has been reflected in our statement of operations through December 31, 2004. We have completed substantially all of our restructuring efforts. We project the one-time costs associated with our restructuring to be $225 million to $250 million, of which approximately $140 million has been paid through December 31, 2004. There are still significant risks associated with the restructuring plan. See "Risk Factors."

Transactions with Time Warner and its Affiliates

        As previously described, prior to March 1, 2004, Old WMG was owned and operated by Time Warner. As such, in the normal course of conducting our business, Old WMG had various commercial and financing arrangements with Time Warner and its affiliates. In particular, Old WMG purchased manufacturing packaging and physical distribution services from affiliates of Time Warner, and Time Warner funded its operating and capital requirements. See Note 19 to our audited financial statements for a summary of the principal transactions between Old WMG and Time Warner and its affiliates.

        Time Warner sold its CD and DVD manufacturing, packaging and physical distribution operations to Cinram at the end of October 2003. Prior to the sale, these operations were under the control of Time Warner and Old WMG's management. As such, pricing for such services was not negotiated on an arm's-length basis and did not reflect market rates. As part of the sale, Time Warner and Old WMG entered into long-term arrangements with Cinram. Under these arrangements, Cinram will provide manufacturing, packaging and physical distribution services for our products in the U.S. and Europe at favorable, market-based rates that were negotiated on an arm's-length basis.

        With respect to the financing arrangements with Time Warner, all cash received or paid by Old WMG was included in, or funded by, clearing accounts or shared international cash pools within Time Warner's centralized cash management system. Some of those arrangements were interest-bearing and others were not. Accordingly, historical net interest expense is not representative of the amounts incurred by us under our new leveraged capital structure created in connection with the Acquisition.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

        The following table summarizes our historical results of operations:

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(unaudited)	(unaudited)
	(in millions)
Revenues	$1,088	$1,178
Costs and expenses:
Cost of revenues(1)	(581)	(648)
Selling, general and administrative expenses(1)	(331)	(391)
Impairment of goodwill and other intangible assets	—	(1,019)
Amortization of intangible assets	(46)	(60)
Restructuring costs	—	(8)

Total costs and expenses	(958)	(2,126)

Operating income (loss)	130	(948)
Interest expense, net	(36)	(3)
Net investment-related losses	—	(9)
Equity in the losses of equity-method investees, net	(1)	(9)
Deal-related transaction and other costs	—	(63)
Other income (expense), net	4	(7)

Income (loss) before income taxes	97	(1,039)
Income tax expense	(32)	(107)

Net income (loss)	$65	$(1,146)

(1)
Includes depreciation expense of $14 million and $20 million for the three months ended December 31, 2004 and December 31, 2003, respectively.

Consolidated Pro Forma Results

        As previously discussed, the Acquisition occurred effective as of March 1, 2004. Accordingly, our operating results for the three-month period ended December 31, 2003 do not reflect the significant effects of the Transactions. Had the Transactions occurred on October 1, 2003, our pro forma results for the three months ended December 31, 2003 would have been as follows:

Pro Forma
Three Months Ended December 31, 2003
(in millions, unaudited)
Revenue	$1,177
OIBDA	155
Impairment of goodwill and other intangible assets	(1,019)
Depreciation and amortization	(64)
Operating income (loss)	(928)
Interest expense, net	(35)
Net income (loss)	(734)

        A discussion of our consolidated historical results for the three-month periods ended December 31, 2004 and 2003 follows:

Consolidated Historical Results

Revenues

        Our revenues decreased to $1.088 billion for the three months ended December 31, 2004, compared to $1.178 billion for the three months ended December 31, 2003. The decrease was largely driven by an $88 million decrease in Recorded Music revenues and a $4 million decrease in Music Publishing revenues.

        Recorded Music revenues benefited from a $45 million favorable impact of foreign currency exchange rates, and an approximate $20 million increase in revenues from digital sales of Recorded Music product relating to the development and increased consumer usage of legal, online distribution channels for the music industry. These benefits were offset by a decline in physical worldwide music sales of $153 million due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels. Substantially all of the decline in physical worldwide music sales resulted from lower unit sales volume.

        Music Publishing revenues benefited from a $5 million favorable impact of foreign currency exchange rates, which was offset by a $7 million decrease in mechanical revenues and a $2 million decline in revenues from the sale of print-related products. The decline in mechanical revenues principally related to the industry-wide decline in sales of physical recorded music product and a lower number of top-performing songs in comparison to the comparable period in the prior year, offset in part by increased royalties from sales in newer formats, such as music DVDs and mobile phone ring tones. Both performance and synchronization revenues were flat.

        See "Business Segment Results" presented hereinafter for a discussion of revenues by business segment.

Cost of revenues

        Our cost of revenues decreased to $581 million for the three months ended December 31, 2004, compared to $648 million for the three months ended December 31, 2003. Expressed as a percentage of revenues, cost of revenues was approximately 53% for the three months ended December 31, 2004, compared to 55% for the three months ended December 31, 2003. The decrease in cost of revenues principally relates to approximately $26 million of lower manufacturing costs due, in part, to lower sales volume and lower pricing under the new Cinram agreements that went into effect in late October 2003, approximately $72 million of lower artist and repertoire-related costs associated with our lower sales volume and lower artist advance write-offs, and cost savings associated with the restructuring plan that was implemented in 2004 in connection with the Acquisition. These cost reductions were partially offset by an approximate $32 million unfavorable impact of foreign currency exchange rates.

Selling, general and administrative expenses

        Our selling, general and administrative expenses were $331 million for the three months ended December 31, 2004, compared to $391 million for the three months ended December 31, 2003. Expressed as a percentage of revenues, selling, general and administrative expenses were approximately 30% for the three months ended December 31, 2004, compared with 33% for the three months ended December 31, 2003. Selling, general and administrative expenses increased as a result of an approximate $15 million unfavorable impact of foreign currency exchange rates, approximately $3 million of management and advisory fees paid to the Investor Group, and $11 million of higher corporate expenses as discussed further below, including higher costs associated with operating as an independent company. These cost increases were more than offset by lower marketing and overhead costs associated with our cost-savings initiatives.

Restructuring costs

        We recognized $8 million of restructuring-related costs in the three months ended December 31, 2003. These costs principally related to reductions in worldwide headcount and costs to exit certain leased facilities.

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Income (Loss)

        As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss) and further provides the components from operating income (loss) to net income (loss) for purposes of the discussion that follows:

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$190	$151
Depreciation expense:	(14)	(20)
Amortization expense	(46)	(60)
Impairment of goodwill and other intangible assets	—	(1,019)

Operating income (loss)	130	(948)
Interest expense, net	(36)	(3)
Net investment-related losses	—	(9)
Equity in the losses of equity-method investees, net	(1)	(9)
Deal—related transaction and other costs	—	(63)
Other income (expense), net	4	(7)

Income (loss) before income taxes	97	(1,039)
Income tax expense	(32)	(107)

Net income (loss)	$65	$(1,146)

OIBDA

        Our OIBDA increased to $190 million for the three months ended December 31, 2004, compared to $151 million for the three months ended December 31, 2003. The increase related to a $53 million increase in Recorded Music OIBDA, offset by a $3 million decrease in Music Publishing OIBDA and a $11 million increase in corporate expenses.

        Recorded Music OIBDA benefited principally from lower marketing and overhead costs associated with our cost-savings initiatives, approximately $28 million of lower manufacturing costs due, in part, to lower sales volume and lower pricing under the new Cinram agreement that went into effect in late October 2003, a $9 million favorable impact from foreign currency exchange rates and approximately $70 million of lower artist and repertoire-related costs associated with our lower sales volume and lower artist advance write-offs. These benefits more than offset the loss of margin contributions related to lower worldwide recorded music sales.

        Music Publishing OIBDA benefited principally from lower overhead costs associated with our cost-savings initiatives and a $1 million favorable impact from foreign currency exchange rates, but was more than offset by a loss of margin contributions related to the aggregate decline in mechanical and print revenues.

        Corporate expenses increased by $11 million due to higher costs associated with operating as an independent company and a change in the allocation of corporate-related costs. Certain corporate-related costs were allocated in 2003 to Time Warner's former CD and DVD manufacturing and printing operations because such operations were managed by Old WMG. Such operations were sold by Time Warner in October 2003, and accordingly, such costs were no longer allocable. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives.

        See "Business Segment Results" presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

        Our depreciation expense decreased to $14 million for the three months ended December 31, 2004, compared to $20 million for the three months ended December 31, 2003. The decrease principally related to lower capital spending requirements and lower depreciation of software development costs.

Amortization expense

        Our amortization expense decreased to $46 million for the three months ended December 31, 2004, compared to $60 million for the three months ended December 31, 2003. The decrease related to the new basis of accounting recorded in connection with the Acquisition, which resulted in a lower revaluation of the historical cost bases of our identifiable intangible assets.

Impairment of goodwill and other intangible assets

        We recognized impairment charges of $1.019 billion to reduce the carrying value of goodwill and other intangible assets for the three months ended December 31, 2003. This reflected the decline in the valuation of music-related businesses due largely to the industry-wide effects of piracy.

Operating income (loss)

        Our operating income increased to $130 million for the three months ended December 31 2004, compared to an operating loss of $948 million for the three months ended December 31, 2003. The improvement in operating income related to a $39 million increase in OIBDA, a $6 million decrease in depreciation expense, a $14 million decrease in amortization expense, and the absence of the 2003 impairment charge of $1.019 billion, all as previously described above. See "Business Segment Results" presented hereinafter for a discussion of operating income (loss) by business segment.

Interest expense, net

        Our net interest expense increased to $36 million in the three months ended December 31, 2004, compared to $3 million for the three months ended December 31, 2003. The increase primarily related to the approximately $1.8 billion of debt issued in 2004 in connection with the capitalization of the Company.

Net investment-related losses

        We did not recognize any investment-related losses for the three months ended December 31, 2004. However, for the three months ended December 31, 2003, we recognized $9 million of net investment-related losses principally related to reductions in the carrying values of certain equity-method investments.

Equity in the losses of equity-method investees, net

        Our equity in the losses of equity-method investees was $1 million for the three months ended December 31, 2004, compared to $9 million in the three months ended December 31, 2003. The lower losses principally related to the fact that certain of our former loss-generating investees, such as our former interest in MusicNet, were retained by Time Warner and were not part of the assets acquired.

Deal-related transaction and other costs

        We did not recognize any deal-related transaction costs for the three months ended December 31, 2004. However, for the three months ended December 31, 2003, we recognized $63 million of deal-related transaction and other costs. These costs primarily related to transaction costs associated with the prior pursuit of other strategic ventures or dispositions of Old WMG's business in 2003 by Time Warner that did not occur, losses incurred in connection with the probable pension curtailment that ultimately occurred, and losses related to certain executive contractual obligations triggered upon closing of the Acquisition.

Other income (expense), net

        We recognized other income, net, of $4 million for the three months ended December 31, 2004, compared to other expense, net, of $7 million for the three months ended December 31, 2003. The $4 million of income in 2004 relates to favorable foreign currency exchange rates movements associated with intercompany receivables and payables that are not of a long-term investment nature, and as such, are required to be reported in the statement of operations in accordance with GAAP. The $7 million of costs in 2003 primarily related to losses on foreign currency exchange contracts that were used by Time Warner to hedge exposures to changes in foreign currency exchange rates.

Income tax expense

        We provided income tax expense of $32 million for the three months ended December 31, 2004, compared to an income tax expense of $107 million for the three months ended December 31, 2003. The income tax provisions are not entirely comparable due to the changes in our tax profile relating to the closing of the Acquisition. In particular, prior to the closing of the Acquisition, we were a member of the Time Warner consolidated tax return and were able to recognize U.S.-based deferred tax benefits on domestic-source net operating losses incurred. However, upon the closing of the Acquisition, our membership in the Time Warner consolidated tax group terminated along with our ability to recognize similar, U.S.-based, deferred tax benefits. Accordingly, the income tax expense in 2004 primarily relates to the tax provisions on foreign-source income. There was no offsetting income tax benefit on domestic-source losses recognized in 2004 due to the uncertainty of realization of those deferred tax assets.

Net income (loss)

        We recognized net income of $65 million for the three months ended December 31, 2004, compared to a net loss of $1.146 billion for the three months ended December 31, 2003. As described more fully above, the improvement in 2004 principally related to a $1.078 billion increase in operating income (including $20 million of lower depreciation and amortization expense) primarily relating to the absence of the $1.019 billion impairment charge and $63 million of deal-related transaction and other costs recognized in 2003. These benefits were offset, in part, by $33 million of higher net interest costs recognized in 2004.

Business Segment Results

        Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$940	$1,028
OIBDA(1)	194	141
Operating income (loss)(1)	152	(933)
Music Publishing
Revenue	155	159
OIBDA(1)	24	27
Operating income (loss)(1)	10	6
Corporate and Revenue Eliminations
Revenue eliminations	(7)	(9)
OIBDA(1)	(28)	(17)
Operating income (loss)(1)	(32)	(21)
Total
Revenue	1,088	1,178
OIBDA(1)	190	151
Operating income (loss)(1)	130	(948)

(1)
OIBDA and operating income for the three months ended December 31, 2003 have each been reduced by $8 million of restructuring costs. Of such amount, $7 million relates to Recorded Music and $1 million relates to Corporate.

Recorded Music

        Recorded Music revenues decreased to $940 million for the three months ended December 31, 2004, compared to $1.028 billion for the three months ended December 31, 2003. Revenues benefited from a $45 million favorable impact of foreign currency exchange rates, and an approximate $20 million increase in revenues from digital sales of Recorded Music product relating to the development and increased consumer usage of legal, online distribution channels for the music industry. These benefits were offset by a decline in physical worldwide music sales of $153 million due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels. Substantially all of the decline in physical worldwide music sales resulted from lower unit sales volume.

        Recorded Music OIBDA increased to $194 million for the three months ended December 31, 2004, compared to $141 million for the three months ended December 31, 2003. The $53 million increase in OIBDA benefited principally from lower marketing and overhead costs associated with our cost-savings initiatives, approximately $28 million of lower manufacturing costs due, in part, to lower sales volume and lower pricing under the new Cinram agreement that went into effect in late October 2003, and a $70 million reduction in artist and repertoire-related costs associated with our lower sales volume and lower artist advance write-offs. These benefits more than offset the loss of margin contributions related to lower worldwide recorded music sales.

        Recorded Music operating income improved to $152 million for the three months ended December 31, 2004, compared to a loss of $933 million for the three months ended December 31, 2003. Recorded Music operating income (loss) included the following components:

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$194	$141

Depreciation and amortization	(42)	(55)
Impairment of goodwill and other	—	(1,019)

Operating income (loss)	$152	$(933)

        The $1.085 billion improvement in operating income primarily related to the absence of the 2003 impairment charge, which reduced the carrying value of our goodwill and other intangible assets by $1.019 billion, and the $53 million improvement in OIBDA discussed above.

Music Publishing

        Music Publishing revenues decreased to $155 million for the three months ended December 31, 2004, compared to $159 million for the three months ended December 31, 2003. Revenues benefited from a $5 million favorable impact of foreign currency exchange rates, which was offset by a $7 million decrease in mechanical revenues and a $2 million decline in revenues from the sale of print-related products. The decline in mechanical revenues principally related to the industry-wide decline in sales of physical recorded music product and a lower number of top-performing songs in comparison to the comparable period in the prior year, offset in part by increased royalties from sales in newer formats, such as music DVDs and mobile phone ring tones. Both performance and synchronization revenues were flat.

        Music Publishing OIBDA decreased to $24 million for the three months ended December 31, 2004, compared to $27 million in the three months ended December 31, 2003. OIBDA benefited principally from lower overhead costs associated with our cost-savings initiatives and a $1 million favorable impact from foreign currency exchange rates, but was more than offset by a loss of margin contributions related to the aggregate decline in mechanical and print revenues.

        Music Publishing operating income increased to $10 million in the three months ended December 31, 2004, compared to $6 million in the three months ended December 31, 2003. Music Publishing operating income includes the following components:

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$24	$27
Depreciation and amortization	(14)	(21)

Operating income	$10	$6

        The $4 million increase in operating income primarily related to a $7 million decrease in depreciation and amortization expense, offset by the $3 million decrease in OIBDA discussed above. The decrease in depreciation and amortization expense principally relates to $7 million of lower amortization expense resulting from a lower revaluation of the historical cost bases of our identifiable intangible assets in connection with the allocation of purchase price as part of the Acquisition.

Corporate Expenses

        Corporate expenses before depreciation and amortization expense increased to $28 million for the three months ended December 31, 2004, compared to $17 million for the three months ended December 31, 2003. Corporate expenses increased due to higher costs associated with operating as an independent company and a change in the allocation of corporate-related costs. Certain corporate-related costs were allocated in 2003 to Time Warner's former CD and DVD manufacturing and printing operations because such operations were managed by Old WMG. Such operations were sold by Time Warner in October 2003, and accordingly, such costs were no longer allocable. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives.

        Corporate depreciation and amortization expense was $4 million for each of the three-month periods ended December 31, 2004 and 2003.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

        At December 31, 2004, we had $1.849 billion of debt, $306 million of cash and equivalents (net debt of $1.543 billion, defined as total debt less cash and equivalents) and $679 million of shareholder's equity. This compares to $1.840 million of debt, $555 million of cash and equivalents (net debt of $1.285 billion) and $978 million of shareholder's equity at September 30, 2004. The increase in net debt resulted from the foreign currency exchange impact on our Sterling-denominated notes, offset by our quarterly repayment of our term loans under the senior secured credit facility. The principal factor for the reduction in shareholder's equity that occurred during the three months ended December 31, 2004 was the return of capital of $344 million paid in October 2004.

Cash Flows

        The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2004 and 2003 are unaudited and are derived from our interim financial statements included elsewhere herein.

	Successor	Predecessor
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(unaudited)	(unaudited)
	(in millions)
Cash provided by (used in):
Operating activities	$64	$31
Investing activities	(25)	(7)
Financing activities	(297)	16

Operating Activities

        Cash provided by operations was $64 million for the three months ended December 31, 2004, compared to cash provided by operations of $31 million for the three months ended December 31, 2003. The $33 million increase in cash provided by operations resulted from higher business segment OIBDA of $39 million, an aggregate $27 million decrease in working capital requirements and other balance sheet changes and $3 million of lower tax payments (net). However, those amounts were offset by $36 million of higher interest payments associated with our leveraged capital structure.

Investing Activities

        Cash used in investing activities was $25 million for the three months ended December 31, 2004, compared to $7 million for the three months ended December 31, 2003. The increase in cash used in investing activities primarily related to lower cash proceeds received on the sale of investments. In addition, capital expenditures for the three months ended December 31, 2004 were $6 million compared to $27 million for the three months ended December 31, 2003.

Financing Activities

        Cash used in financing activities was $297 million for the three months ended December 31, 2004, compared to $16 million of cash provided for the three months ended December 31, 2003. Cash flows from financing activities are not comparable from period to period. In 2004, we began operating as an independent company. However, in 2003, we were owned by Time Warner. As such, all of our cash requirements were funded by Time Warner and Time Warner received most of the cash generated by us through a centralized cash management system or use of shared international cash pooling arrangements. Consequently, except for principal payments on capital leases and certain net borrowings of third-party debt, which were not significant, all financing activities for the historical 2003 period related to movement of cash between Time Warner and us. Cash used in financing activities for the three months ended December 31, 2004 primarily relates to the return of capital paid of $344 million and the quarterly term loan debt repayment of $3 million, offset principally by $50 million of net increases in amounts payable to our parent companies.

Liquidity

        Our primary sources of liquidity are the cash flow generated from our subsidiaries' operations, availability under the $250 million (less $4 million of outstanding letters of credit as of December 31, 2004) revolving credit portion of our senior secured credit facility and available cash and equivalents. These sources of liquidity are needed to fund our and Holdings' new debt service requirements, working capital requirements, capital expenditure requirements and the remaining one-time costs associated with the execution of our restructuring plan to generate cost savings.

        As of December 31, 2004, our long-term debt consisted of $1.179 billion of borrowings (excluding $12 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility and $658 million of Acquisition Corp. Subordinated Notes. There have been no borrowings under the revolving portion of our senior secured credit facility as of December 31, 2004.

Senior secured credit facility

        The senior secured credit facility consists of a $1.191 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in seven years in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments requirements under the term loan portion of our facility in quarterly principal amounts of $3 million for the first six years and nine months, with a remaining balloon payment in February 2011.

        The revolving credit portion of the senior secured credit facility matures in six years in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

        Borrowings under both the term loan and revolving credit portion of the senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the revolving credit facility and the term loan facility is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings. As of December 31, 2004, the applicable margin for borrowings under the revolving credit facility and the term loan facility with respect to base rate borrowings and LIBOR borrowings were 1.75% and 2.75%, respectively. Subsequent to December 31, 2004, the applicable margins with respect to base rate borrowings and LIBOR borrowings were reduced to 1.00% and 2.00%, respectively, for borrowings under the revolving credit facility, and 1.50% and 2.50%, respectively, for borrowings under the term loan facility. The applicable margin for borrowings under both the revolving credit facility and the term loan facility are variable subject to changes in certain of our leverage ratios.

        In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate is 0.50%. As of December 31, 2004, the commitment fee rate was 0.50%. The rate was subsequently reduced to 0.375%, as the commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

        The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain material agreements, change the business conducted by us and enter into agreements that restrict dividends from subsidiaries. In addition, the senior secured credit facility requires us to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.

Senior Subordinated Notes

        We have outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the "Subordinated Notes"). The Subordinated Notes mature on April 15, 2014.

        The Subordinated Notes bear interest at a fixed rate of 7 3/8% per annum on the $465 million dollar notes and 8 1/8% per annum on the £100 million sterling notes.

        The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Notes

        In December 2004, Holdings, the Company's direct parent, issued $847 million principal amount of debt. The Company is not a party to, or an obligor on, any of the Holdings' debt. However, Holdings is a holding company with no independent operations other than its interest in the Company. Accordingly, Holdings' ability to service its debt obligations is dependent on the cash flows and operations of the Company and, consequently, such obligations need to be considered in evaluating the Company's financial condition and liquidity.

        The $847 million principal amount of Holdings' debt consist of (i) $250 million principal amount of Floating Rate Senior Notes Due 2011 (the "Holdings Floating Rate Notes"), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the "Holdings Discount Notes") and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the "Holdings PIK Notes", and collectively, the "Holdings Notes"). As of December 31, 2004, Holdings had $697 million of debt on its balance sheet relating to such securities, net of original issuance discounts.

        The Holdings Floating Rate Notes bear interest at a quarterly, floating rate based on three-month LIBOR rates plus a margin equal to 4.375%. Interest is payable quarterly in cash beginning on March 15, 2005. The Holdings Floating Rate Notes Mature on December 15, 2011.

        The Holding Discount Notes were issued at a discount and have an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments are required. However, interest accrues on the Holdings Discount Notes in the from of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum. The Holdings Discount Notes mature on December 15, 2014.

        The Holdings PIK Notes bear interest at a semi-annual floating rate based on six-month LIBOR rates plus a margin equal to 7%. Interest is payable semi-annually beginning on June 15, 2005 either in the form of cash or additional PIK Notes at the election of the Company. The Holdings PIK Notes mature on December 15, 2014.

        Holdings' primary source of liquidity for its interest payments will be cash flow generated from the operation of the Company. However, the terms of certain of the debt instruments governing our existing notes significantly restrict us and Holdings' other subsidiaries from paying dividends, making distributions and otherwise transferring assets to Holdings. For example, our ability to make such payments is generally governed by a formula based on 50% of its consolidated net income (which, as defined in the indenture governing our existing notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004. In addition, as a condition to making such payments to Holdings based on such formula, we must have a ratio of Adjusted EBITDA to fixed charges ("Fixed Charge Coverage Ratio") of at least 2.0 to 1.0 after giving effect to any such payments. The Company may also make payments to Holdings or other restricted payments if, on a pro forma basis after giving effect to any such payment, it has a Net Indebtedness to Adjusted EBITDA ratio of no greater than 3.75 to 1.0 and a Net Senior Indebtedness to Adjusted EBITDA Ratio of no greater than 2.5 to 1.0. The Company may also pay up to $45 million to Holdings or make other restricted payments without regard to any such provisions. Finally, the Company's senior secured credit agreement permits it to make payments to Holdings so that Holdings can pay interest in cash on its indebtedness (including on its notes) up to a maximum amount of $35 million in any fiscal year for the next five years. Thereafter, the credit agreement will permit Holdings to pay cash interest when due if it is then required to be paid in cash, assuming there has been no event of default under the credit agreement.

Covenant Compliance

        Our borrowing arrangements, including the senior secured credit facility and notes contain certain financial covenants which are tied to ratios based on Adjusted EBITDA, which is defined under the indentures governing the notes as "EBITDA." Adjusted EBITDA (as defined in the indentures) differs from the term "EBITDA" as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, Adjusted EBITDA (as defined in indentures) also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA" such as, among other items, (1) any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred; (2) the amount of any restructuring charges or reserves, subject to certain limitations; (3) any non-cash charges (including any impairment charges); (4) any gain or loss resulting from hedging currency exchange risks; (5) the amount of management, monitoring, consulting and advisory fees paid to the Investor Group; and (6) any net after-tax income or loss from discontinued operations.

        Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned agreements. Non-compliance with those covenants could result in the requirement to immediately repay all amounts outstanding under those agreements which could have a material adverse effect on our results of operations, financial position and cash flow. Adjusted

EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the indentures allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict.

        Adjusted pro forma EBITDA as presented below is not a measure of the performance of our business and should not be used by investors as an indicator of performance for any future period. Further, our debt instruments require that it be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

        The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Adjusted EBITDA as defined, and the calculation of fixed charge coverage and Net Indebtedness to Adjusted EBITDA ratios under our indenture for the most recently ended four fiscal quarters ended December 31, 2004. The terms and related calculations are defined in the indenture (in millions, except ratios).

	PRO FORMA
	Twelve Months Ended December 31, 2004
Net loss	(39)
Interest expense, net	115
Income tax expense	37
Depreciation and amortization	248
Management fees(a)	9
Restructuring costs(b)	26
Equity in losses of equity method investees(c)	5
Loss on repayment of bridge loan(d)	6
Non-cash compensation expense(e)	3

Adjusted EBITDA	410
Cost savings from Acquisition-related restructuring(f)	106

Adjusted pro forma EBITDA	$516

Fixed Charges(g)	$106

Net Indebtedness	$1,543

Fixed charges coverage ratio(h)	4.87	x

Net Indebtedness to Adjusted pro forma EBITDA ratio—(i)	2.99	x

Net Senior Indebtedness to Adjusted pro forma EBITDA ratio—(i)	1.72	x

(a)
Reflects management fees paid to the Investor Group for management advisory services.

(b)
Reflects costs associated with the restructuring plan and pre-Acquisition restructurings.

(c)
Represents our share of the net income of investments in companies accounted for using the equity method.

(d)
Reflects loss incurred on the repayment of the bridge loan used to fund the Acquisition.

(e)
Reflects costs of stock-based compensation accounted for under FAS 123 and representative costs of services provided by employees of the Investor Group who have filled in management roles on an interim basis.

(f)
Reflects reduction in operating expenses from restructurings already implemented for which the cost savings have not been fully reflected in our Statement of Operations.

(g)
Fixed charges is defined in the indenture as consolidated interest expense excluding certain noncash interest expense. Pro forma effect has been given to the fixed charge for the Transactions as if they had occurred as of January 1, 2004.

(h)
In order to be in compliance with our debt covenants, the Fixed Charge coverage ratio needs to exceed a 2.0x ratio.

(i)
In order for us to make certain restricted payments, including payments to Holdings on a pro forma basis after giving effect to such payments, our Net Indebtedness to Adjusted EBITDA ratio needs to be lower than 3.75x, and our Net Senior Indebtedness to Adjusted EBITDA ratio needs to be lower than 2.5x. We may make additional restricted payments using certain other exceptions provided for in the indenture governing the notes.

        The indentures governing the notes, subject to certain exceptions, also require us to have a Fixed Charge Coverage Ratio of at least 2.0 to 1.0 in order to incur additional debt.

Summary

        Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund Holdings' and our debt service requirements, working capital requirements, capital expenditure requirements and the remaining one-time costs associated with the execution of our restructuring plan to generate cost savings for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As discussed in Note 21 to our audited consolidated financial statements for the seven months ended September 30, 2004, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2004, other than as described below with respect to the Holdings Notes, there have been no material changes to the Company's exposure to market risk since September 30, 2004.

        As previously described, Holdings issued approximately $450 million of variable-rate debt in December 2004. Although the Company is not a party to, or an obligor on, the Holdings Notes, the cash flow of the Company will be needed to service Holdings' interest obligations thereunder. Accordingly, each 25 basis point increase or decrease in interest rates would increase or decrease the Company's annual cash funding requirements by approximately $1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2004 and no subsequent change in rates for the remainder of the period.

ITEM 4. CONTROLS AND PROCEDURES

Certification.

        The certifications of the principal executive officer and the principal financial officer (or persons performing similar functions) required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Introduction.

        The Company became subject to the periodic and other reporting requirements of the Securities Exchange Act of 1934, as amended, on February 10, 2005, the effective date of the Company's registration statement relating to its exchange offer to exchange outstanding unregistered notes for freely tradeable exchange notes that were registered under the Securities Act of 1933, as amended.

        SEC rules define "disclosure controls and procedures" as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        SEC rules define "internal control over financial reporting" as a process designed by, or under the supervision of, a public company's principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or U.S. GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Our management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in any and all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected even when effective Disclosure Controls and Internal Controls are in place.

Internal Controls.

        In connection with the most recent audit of WMG Acquisition Corp., our outside auditors identified a number of significant deficiencies that together constitute material weaknesses in our internal controls. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency that by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        During the transition from a division of a multinational company to a stand alone business, our outside auditors advised the audit committee of our board of directors and our management that numerous entity level controls were limited or not in place, including the need for a permanent chief financial officer (who we have since hired) and additional skilled accounting and SEC experienced personnel to enhance the accounting department both domestically and internationally, the need to considerably enhance our documentation of our systems and controls and the need to develop and implement a formal code of conduct. In addition, our outside auditors noted that our domestic operations currently use different royalty systems, which has created certain complexities in reconciling royalty expense and payables. While we recognize that additional staff is need to cope with current requirements in royalty processing until a new system can be developed, we may not be able to hire and train additional staff. Finally, our auditors noted that our overall controls at our print business are significantly deficient. On December 15, 2004, we entered into a definitive agreement to sell our print business to Alfred Publishing Co., Inc., subject to customary closing conditions. See also "Risk Factors—Our outside auditors have identified weaknesses in our internal controls that could affect our ability to ensure timely and reliable financial reports.

Evaluation of Disclosure Controls and Procedures.

        Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report and as a result of the weaknesses in our internal controls described above and below, our principal executive officer and principal financial officer have concluded that our Disclosure Controls need to be improved so that they will provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the Company is also in the process of reviewing its disclosure controls and procedures during the transition to a stand alone business with the objective of implementing comprehensive periodic reporting standards as well as addressing the weaknesses in Internal Controls identified by our outside auditors. Since completion of the most recent audit, the Company has undertaken a number of actions, as set forth below, to remedy the weaknesses discovered in our Internal Controls so that the Company's Disclosure Controls are effective in the future. We will continue to devote resources to improve our controls and remedy these weaknesses.

Changes in Internal Control over Financial Reporting

        We have already taken a number of actions to begin to address the items identified by our outside auditors and to provide reasonable assurances that the objectives of our Disclosure Controls and Internal Controls will be met including:

  •
  recently hiring a permanent chief financial officer;

  •
  recently establishing an audit committee;

  •
  outsourcing our internal audit functions;

  •
  hiring external resources to lead our Section 404 evaluation efforts;

  •
  hiring outside consultants to assist in the review of our current code of conduct and to assist in the implementation of a new code of conduct;

  •
  hiring additional outside resources to assist our internal personnel with royalties accounting and SEC reporting;

  •
  hiring a director of taxation and other tax department members; and

  •
  entering into a joint venture with Universal Music Group, Exigen Group and Lightspeed Venture Partners to build a new uniform royalty system for all U.S. operations.

        We are committed to maintaining high standards of internal control over financial reporting, corporate governance and public disclosure and continue to improve and refine our Internal Controls as an ongoing process and will continue to take corrective actions and implement improvements as appropriate.

        Other than as summarized above, there have been no changes in our Internal Controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Institution of Internal Controls in compliance with Section 404 of Sarbanes-Oxley

        As a result of our registration with the Securities and Exchange Commission, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder as of September 30, 2006. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management's time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to loss of confidence in the reliability of our financial statements. In additional, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results. See also "Risk Factors—Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to clarify as to their adequacy, which could have a significant affect on our business and reputation."

RISK FACTORS

        Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In such a case, you may lose all or part of your original investment.

Risks Related to the Business

Increased costs associated with corporate governance compliance may significantly affect our results of operations.

        The Sarbanes-Oxley Act of 2002 will require changes in some of our corporate governance and securities disclosure and compliance practices, and will require a review of our internal control procedures. We expect these developments to increase our legal compliance and financial reporting costs. These developments could also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur higher costs to obtain coverage. In addition, they could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude or additional costs we may incur as a result.

Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

        We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We will be required to comply with Section 404 as of September 30, 2006. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management's time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results.

Our outside auditors have identified weaknesses in our internal controls that could affect our ability to ensure timely and reliable financial reports.

        In addition to our evaluation of internal controls under Section 404 of the Sarbanes-Oxley Act and any areas requiring improvement that we identify as part of that process, in connection with our most recent audit, our outside auditors identified a number of significant deficiencies that together constitute material weaknesses in our internal controls. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency that by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        During the transition from a subsidiary of a multinational company to a stand alone entity, our outside auditors advised the audit committee of our board of directors and our management that numerous entity level controls were limited or not in place, including the need for a permanent chief financial officer (who we have since hired) and additional skilled accounting and SEC experienced personnel to enhance the accounting department both domestically and internationally, the need to develop a tax group, the need to establish our own internal audit department, the need to considerably enhance our documentation of our systems and controls, and the need to develop and implement a formal code of conduct. In addition, our outside auditors noted that our domestic operations currently use different royalty systems, which has created certain complexities in reconciling royalty expense and payables. While we recognize that additional staff is needed to cope with current requirements in royalty processing until a new system can be developed, we may not be able to hire and train additional staff. Finally, our auditors noted that our overall controls at our print business are significantly deficient. On December 15, 2004, we entered into a definitive agreement to sell our print business to Alfred Publishing, subject to customary closing conditions.

        We have already taken a number of actions to begin to address the items identified including:

  •
  recently hiring a permanent chief financial officer;

  •
  recently establishing an audit committee;

  •
  outsourcing our internal audit functions;

  •
  hiring external resources to lead our Section 404 evaluation efforts;

  •
  hiring outside consultants to assist in the review of our current code of conduct and to assist in the implementation of a new code of conduct;

  •
  hiring additional outside resources to assist our internal personnel with royalties accounting and SEC reporting;

  •
  hiring a director of taxation and other tax department members; and

  •
  entering into a joint venture with Universal Music Group, Exigen Group and Lightspeed Venture Partners to build a new uniform royalty system for all U.S. operations.

        While we have begun to take actions to address the items identified, additional measures will be necessary and these measures along with other measures we expect to take to improve our internal controls may not be sufficient to address the issues identified by our outside auditors or ensure that our internal controls are effective. If we are unable to provide reliable and timely financial reports our business and prospects could suffer material adverse effects and our share price could be adversely affected.

The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.

        Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While DVD-Audio, DualDisc and downloadable digital files are thought to represent potential new avenues for growth, no significant new legitimate audio format has yet emerged to take the place of the CD. The value of worldwide sales fell as the music industry witnessed a decline of 4.9% from 1999 to 2000, 5.7% from 2000 to 2001, 6.7% from 2001 to 2002 and 7.6% from 2002 to 2003. Although we believe that the recorded music industry should continue to improve as evidenced by the year-over-year growth in U.S. music physical unit sales in 2004 and flat performance in overall (physical and digital) music unit sales globally in 2004, the best year-on-year trend in global music sales for five years according to the IFPI, the industry may relapse into a period of decline as witnessed from 1999 to 2003. We cannot assure you as to the timing or the extent of any improvement in the industry or that the evidence of improvement in 2004 based upon U.S. sales through the one-year period ending January 2, 2005 and global sales in the first half of 2004 will continue. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

There may be downward pressure on our pricing and our profit margins.

        There are a variety of factors which could cause us to reduce our prices and erode our profit margins. They are, among others, increased price competition among record companies resulting from the Universal and Sony BMG recorded music duopoly, price competition from the sale of motion pictures in DVD-Video format and videogames, the ever greater price negotiating leverage of mass merchandisers and big box retailers, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs and the adoption by record companies of initially lower-margin formats such as DualDisc and DVD-Audio. See "Risk Factors—We may be materially and adversely affected by the formation of Sony BMG Music Entertainment."

Our prospects and financial results may be adversely affected if we fail to identify, sign and retain artists and songwriters and by the existence or absence of superstar releases and by local economic conditions in the countries in which we operate.

        We are dependent on identifying, signing and retaining artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell records is also intense and the marketing expenditures necessary to compete have increased as well. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow under terms that are economically attractive to us. Our competitive position is dependent on our continuing ability to attract and develop talent whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign and retain such artists and songwriters under terms that are economically attractive to us. Our financial results may also be affected by the existence or absence of superstar artist releases during a particular period. Some music industry observers believe that the number of superstar acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the general economic and retail environment of the countries in which we operate, as well as the appeal of our recorded music catalog and our music publishing library.

We may have difficulty addressing the threats to our business associated with home copying and Internet downloading.

        The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, CDs and MP3 files. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. We are working to control this problem through litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. For instance, the Inducing Infringement of Copyrights Act of 2004 introduced in the Senate on June 22, 2004 was not enacted in 2004. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor, such as in the recent file-sharing cases in the U.S. and Canada, Metro-Goldwyn-Mayer Studios, Inc. et al vs. Grokster Ltd. et al, and BMG Canada Inc. et al vs. John Doe et al, respectively), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer. However, in December 2004 the U.S. Supreme Court agreed to review the decision of the U.S. Court of Appeals for the 9th Circuit Circuit in the Grokster case. The issue to be decided by the Supreme Court is the liability of file sharing software developers and vendors for the copyright infringement that takes place on their services. Both the district court and the Ninth Circuit had found that Grokster and Streamcast could not be found contributorily and vicariously liable for the copyright infringement committed by the users of their services.

Organized industrial piracy may lead to decreased sales.

        The global organized commercial pirate trade is a significant threat to the music industry. Worldwide, industrial pirated music (which encompasses unauthorized physical copies manufactured for sale but does not include Internet downloads or home CD burning) is estimated to have generated over $4.5 billion in revenues in 2003, according to IFPI. IFPI estimates that 1.7 billion pirated units were manufactured in 2003. According to IFPI estimates, approximately 35% of all music CDs sold worldwide in 2003 were pirated. Unauthorized copies and piracy contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

Our restructuring plan may not be successful and may adversely affect our business.

        The scope of our restructuring plan is broad and significant and may cause losses to our business that we cannot predict. At the time of the Acquisition, we had identified up to $277 million of annualized cost savings to be achieved within 18 months and had identified approximately $310 million of associated restructuring charges. Although we have now implemented annualized cost savings of approximately $250 million and expect the actual charges to be between $225 million and $250 million, we cannot assure you that:

  •
  we will actually achieve all such identified savings;

  •
  we will implement all measures needed to achieve such savings; and

  •
  the costs to implement our restructuring plan will not exceed our identified costs due to, among other things, higher than expected costs related to staff reductions or consolidation of our operations.

        The primary challenge we face in realizing the cost savings in our restructuring plan is avoiding increased costs required to support our ongoing operations. Specifically, a variety of factors could cause us not to achieve the benefits of the restructuring, or could result in harm to our business, including, among others, the following:

  •
  higher than expected retention costs for employees that will be retained;

  •
  increased operating costs or other unexpected costs associated with supporting the business and meeting financial objectives such as revenue growth;

  •
  loss of revenues and market share due to, among other things, a diminished ability to attract and hire desirable talent;

  •
  unexpected loss of artists or key employees; and

  •
  loss of revenues and market share due to, among other things, a lack of sufficient resources to promote records and albums, and a lack of sufficient resources to attract new artists.

        If we fail to successfully implement the remainder of the restructuring plan, including our cost-saving measures, our results of operations and financial position may suffer. In addition, we cannot predict the extent to which our restructuring plan may adversely affect our business.

Our involvement in intellectual property litigation could adversely affect our business.

        Our business is highly dependent upon intellectual property, a field that has encountered increasing litigation in recent years. If we are alleged to infringe the intellectual property rights of a third party, any litigation to defend the claim could be costly and would divert the time and resources of management, regardless of the merits of the claim. There can be no assurance that we would prevail in any such litigation. If we were to lose a litigation relating to intellectual property, we could be forced to pay monetary damages and to cease the sale of certain products or the use of certain technology. Any of the foregoing may adversely affect our business.

The recorded music industry is under investigation by Eliot Spitzer, the Attorney General for the State of New York, regarding its practices in promoting its records to radio stations.

        On September 7, 2004 and November 22, 2004, Eliot Spitzer, the Attorney General of the State of New York, served us with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters. In response to the Attorney General's subpoenas, we have been producing documents and expect to complete our production by April. We understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. It is too soon to predict the outcome of this investigation, but it has the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect our business, including our brand value.

Due to the nature of our business, our results of operations and cash flows may fluctuate significantly from period to period.

        Our net sales, operating income and profitability, like those of other companies in the music business, are largely affected by the number and quality of albums that we release, our release schedule, and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our operating cash flows. The timing of album releases and advance payments is largely based on business and other considerations and is made without regard to the timing of the release of our financial results. We report results of operations quarterly and our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments, which may result in significant fluctuations from period to period.

Our operating results fluctuate on a seasonal and quarterly basis, and, in the event we do not generate sufficient net sales in our first fiscal quarter, we may not be able to meet our debt service and other obligations, including those under the Subordinated Notes.

        Our business is seasonal. For the twelve months ended December 31, 2004, we derived approximately 83% of our revenues from our Recorded Music business. In the recorded music business, purchases are heavily weighted towards the last three months of the calendar year which represent our first quarter under our new September 30 fiscal year. Historically, we have realized greater than 35% of recorded music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our new first fiscal quarter) material to our full-year performance. We realized 35% of recorded music calendar year net sales during the last three months of 2004. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our recorded music net sales for the last three months of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient recorded music net sales in such last three months, we may not be able to meet our debt service under the notes and Subordinated Notes other obligations.

We may be unable to compete successfully in the highly competitive markets in which we operate and we may suffer reduced profits as a result.

        The industry in which we operate is highly competitive, is based on consumer preferences and is rapidly changing. Additionally, the music industry requires substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful artists or songwriters or to match the prices or the quality of products and services, offered by our competitors. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file-sharing and CD-R activity; by its inability to enforce our intellectual property rights in digital environments; and by its failure to develop a successful business model applicable to a digital online environment. It also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on videocassettes and DVD, the Internet and computer and videogames.

Our business operations in some countries subject us to trends, developments or other events in foreign countries which may affect us adversely.

        We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country's own language and culture has increased in recent years. Our mix of national and international recording artists and songwriters provides a significant degree of diversification for our music portfolio. However, our creative content does not necessarily enjoy universal appeal. As a result, our results can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:

  •
  limited legal protection and enforcement of intellectual property rights;

  •
  restrictions on the repatriation of capital;

  •
  differences and unexpected changes in regulatory environment, including environmental, health and safety, local planning, zoning and labor laws, rules and regulations;

  •
  varying tax regimes which could adversely affect our results of operations or cash flows, including regulations relating to transfer pricing and withholding taxes on remittances and other payments by subsidiaries and joint ventures;

  •
  exposure to different legal standards and enforcement mechanisms and the associated cost of compliance;

  •
  difficulties in attracting and retaining qualified management and employees or rationalizing our workforce;

  •
  tariffs, duties, export controls and other trade barriers;

  •
  longer accounts receivable settlement cycles and difficulties in collecting accounts receivable;

  •
  recessionary trends, inflation and instability of the financial markets;

  •
  higher interest rates; and

  •
  political instability.

        We may not be able to insure or hedge against these risks, and we may not be able to ensure compliance with all of the applicable regulations without incurring additional costs. Furthermore, financing may not be available in countries with less than investment-grade sovereign credit ratings. As a result, it may be difficult to create or maintain profit-making operations in developing countries.

        In addition, our results can be affected by trends, developments and other events in individual countries. There can be no assurance that in the future other country-specific trends, developments or other events will not have such a significant adverse effect on our business, results of operations or financial condition.

Our business may be adversely affected by competitive market conditions and we may not be able to execute our business strategy.

        We intend to increase revenues and cash flow through a business strategy which requires us to, among other things, continue to maximize the value of our music assets, significantly reduce costs to maximize flexibility and adjust to new realities of the market, continue to act to contain digital piracy and capitalize on digital distribution and emerging technologies.

        Each of these initiatives requires sustained management focus, organization and coordination over significant periods of time. Each of these initiatives also requires success in building relationships with third parties and in anticipating and keeping up with technological developments and consumer preferences. The results of the strategy and the success of our implementation of this strategy will not be known for some time in the future. If we are unable to implement the strategy successfully or properly react to changes in market conditions, our financial condition, results of operations and cash flows could be adversely affected.

Our ability to operate effectively could be impaired if we fail to attract and retain our executive officers.

        Our success depends, in part, upon the continuing contributions of our executive officers. Although we have employment agreements with our executive officers, there is no guarantee that they will not leave. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects.

Legitimate channels for digital distribution of our creative content are a recent development, and their impact on our business is unclear and may be adverse.

        We have positioned ourselves to take advantage of the Internet and wireless as a sales distribution channel and believe that the development of legitimate channels for digital music distribution holds promise for us in the future. However, legitimate channels for digital distribution are a recent development and we cannot predict their impact on our business. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed.

A significant portion of our music publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world, which may limit our profitability.

        Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical rates are set pursuant to industry negotiations contemplated by the U.S. Copyright Act and performance rates are set by performing rights societies and subject to challenge by performing rights licensees. Outside the U.S., mechanical and performance rates are typically negotiated on an industry-wide basis. The mechanical and performance rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. The German IFPI group has filed a petition with the Arbitration Board of the German Patent and Trademark Office for the reduction of the current royalty rate for licensing compact discs from 9.01% of the Published Price for Dealers (PPD) to 5.57%. If the German IFPI group succeeds or other record companies or recorded music industry groups take similar positions in other countries and succeed, this could result in a significant loss of revenues for our Music Publishing business.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

        The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the twelve months ended December 31, 2004, approximately 57% of our revenues and 38% of our assets related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. However, we are in the process of evaluating our hedging practices and no significant foreign exchange contracts have been entered into as of December 31, 2004.

We may not have full control and ability to direct the operations we conduct through joint ventures.

        We currently have interests in a number of joint ventures and may in the future enter into further joint ventures as a means of conducting our business. In addition, we structure certain of our relationships with recording artists and songwriters as joint ventures. We may not be able to fully control the operations and the assets of our joint ventures, and we may not be able to make major decisions or may not be able to take timely actions with respect to our joint ventures unless our joint venture partners agree.

The enactment of legislation limiting the terms by which an individual can be bound under a "personal services" contract could impair our ability to retain the services of key artists.

        California Labor Code Section 2855 ("Section 2855") limits the duration of time any individual can be bound under a contract for "personal services" to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in California to repeal Subsection (b) and then withdrawn. Legislation was introduced in New York to create a statute similar to Section 2855, which did not advance. There is no assurance that New York, California or any other state will not reintroduce or introduce similar legislation in the future. The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

We face a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.

        The U.S. Copyright Act provides authors (or their heirs) a right to terminate licenses or assignments of rights in their copyrighted works. This right does not apply to works that are "works made for hire". Since the effective date of U.S. copyrightability for sound recordings (February 15, 1972), virtually all of our agreements with recording artists provide that such recording artists render services under an employment-for-hire relationship. A termination right exists under the U.S. Copyright Act for musical compositions that are not "works made for hire". If any of our commercially available recordings were determined not to be "works made for hire", then the recording artists (or their heirs) could have the right to terminate the rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting either at the end of 56 years from the date of copyright or on January 1, 1978, whichever is later). A termination of rights could have an adverse effect on our Recorded Music business. From time to time, authors (or their heirs) can terminate our rights in musical compositions. However, we believe the effect of those terminations is already reflected in the financial results of our Music Publishing business.

If we acquire or invest in other businesses, we will face certain risks inherent in such transactions.

        We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, gaining regulatory approval for significant acquisitions or investments could be a lengthy process and there can be no assurance of a successful outcome. We could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of artists or songwriters from our rosters. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful.

Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both.

We are controlled by entities that may have conflicts of interest with us or you in the future.

        The Investor controls virtually all of our capital stock on a fully diluted basis. In addition, representatives of the Investor Group occupy substantially all of the seats on our board of directors. As a result, the Investor Group have the ability to control our policies and operations, including the appointment of management, the entering into of mergers, acquisitions, sales of assets, divestitures and other extraordinary transactions, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us and the amendment of our certificate of incorporation and bylaws. The Investor Group will have the ability to prevent any transaction that requires the approval of our board of directors or the stockholders regardless of whether or not other members of our board of directors or stockholders believe that any such transaction is in their own best interests. For example, the Investor Group could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, the Investor Group are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investor Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investor Group continues to hold a majority of our outstanding common stock the Investors will be entitled to nominate a majority of our board of directors, and will have the ability to effectively control the vote in any election of directors. In addition, so long as the Investor Group continues to own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

Our reliance on one company for the manufacturing, packaging and physical distribution of our products in North America and Europe could have an adverse impact on our ability to meet our manufacturing, packaging and physical distribution requirements.

        Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. Accordingly, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram's continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, we would have difficulty satisfying our commitments to our wholesale and retail customers, which could have an adverse impact on our revenues. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels, and there are several capable substitute suppliers, it might be difficult for us to switch to substitute suppliers for any such services, particularly in the short-term, and the delay and transition time associated with finding substitute suppliers could itself have an adverse impact on our revenues. In addition, our agreements with Cinram begin to expire in the next two years, beginning in 2006. If we are unable to negotiate renewals of these agreements we would have to switch to substitute suppliers. Further, pricing negotiated with Cinram in future agreements may be more or less favorable than the existing agreements.

We may be materially and adversely affected by the separation of our business from Time Warner.

        As a result of the Acquisition, we are an independent entity. We cannot assure you that our separation from Time Warner will progress smoothly, which could materially and adversely impact our results. In the past, we have relied on contractual arrangements which required Time Warner and its affiliates to provide some services such as critical transitional services and shared arrangements to us such as tax, treasury, benefits and information technology, most of which expired as of December 31, 2004. Time Warner still provides some DX Online Services, a web-based solution designed to manage small package shipping. However, we have replaced the majority of these services and arrangements and are in the process of replacing any remaining services and arrangements that we will still need as an independent entity. The new services and arrangements we have put in place may not operate as effectively or cost effectively as those we previously received from Time Warner and we may not be able to replace any remaining services and arrangements on terms and conditions, including service levels and cost, as favorable as those we have received from Time Warner.

We may be materially and adversely affected by the formation of Sony BMG Music Entertainment.

        In August 2004 Sony Music Entertainment ("Sony") and Bertelsmann Music Group ("BMG") merged their recorded music businesses to form Sony BMG Music Entertainment ("Sony BMG"). As a result, the recorded music market now consists of four major players (Universal, Sony BMG, EMI Recorded Music ("EMI") and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one disproportionately large major, Universal, with approximately 25% market share and four other majors relatively equal in size with market shares ranging between 11% and 14%. Now there are two majors with 25% to 30% market shares, Universal and Sony BMG, and two significantly smaller majors, EMI and us. There is a threat that the change in the competitive landscape caused by the new Universal and Sony BMG duopoly could drive up the costs of artist signings and the costs of marketing and promoting records to our detriment.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

        We are highly leveraged. As of December 31, 2004, our total consolidated indebtedness was $1.849 billion. We have an additional $250 million available for borrowing under the revolving portion of WMG Acquisition Corp.'s senior secured credit facility (less $4 million of current letters of credit).

        Our high degree of leverage could have important consequences for you, including:

  •
  making it more difficult for us and our subsidiaries to make payments on indebtedness;

  •
  increasing our vulnerability to general economic and industry conditions;

  •
  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

  •
  exposing us to the risk of increased interest rates as certain of the borrowings of our subsidiaries, including borrowings under WMG Acquisition Corp.'s senior secured credit facility, will be at variable rates of interest;

  •
  limiting our ability and the ability of our subsidiaries to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

  •
  limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in WMG Acquisition Corp.'s senior secured credit facility and the indenture relating to the Subordinated. Notes. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments in recording artists, and songwriters capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indenture governing the notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

        Holdings also will be relying on us and our subsidiaries to make payments on the Holdings Notes. For example, interest on Holdings' Floating Rate Senior Notes is payable quarterly, in cash, commencing in March 2005. If we do not dividend funds to Holdings in an amount sufficient to make such payments, Holdings may default under the indenture governing the Holding Notes, which would result in all such notes becoming due and payable. Because our debt agreements have covenants that limit our ability to make payments to Holdings, Holdings may not have access to funds in an amount sufficient to service its indebtedness.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

        WMG Acquisition Corp.'s senior secured credit agreement and the indenture governing the Subordinated Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of restricted subsidiaries of WMG Acquisition Corp. to, among other things:

  •
  incur additional indebtedness or issue certain preferred shares;

  •
  pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

  •
  make certain investments;

  •
  sell certain assets;

  •
  create liens on certain indebtedness without securing the notes;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  •
  enter into certain transactions with our affiliates; and

  •
  designate our subsidiaries as unrestricted subsidiaries.

        In addition, under WMG Acquisition Corp.'s senior secured credit agreement, WMG Acquisition Corp., and its subsidiaries are required to satisfy and maintain specified financial ratios and other financial condition tests. Their ability to meet those financial ratios and tests can be affected by events beyond our control, and they may not be able to meet those ratios and tests. A breach of any of these covenants could result in a default under WMG Acquisition Corp.'s senior secured credit agreement. Upon the occurrence of an event of default under WMG Acquisition Corp.'s senior secured credit agreement, the lenders could elect to declare all amounts outstanding under WMG Acquisition Corp.'s senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under WMG Acquisition Corp.'s senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under WMG Acquisition Corp.'s senior secured credit agreement. If the lenders under WMG Acquisition Corp.'s senior secured credit agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay Acquisition Corp.'s senior secured credit agreement, as well as any unsecured indebtedness. On December 6, 2004, we amended the senior secured credit agreement to make certain changes. We intend to further amend the senior secured credit agreement.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On September 7, 2004 and November 22, 2004, Eliot Spitzer, the Attorney General of the State of New York served us with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters. In response to the Attorney General's inquiry, we have been producing documents and expect to complete our production by April. We understand that the investigation has been expanded to include companies that own radio stations.

        We are involved in litigation arising in the normal course of our business. Management does not believe that any legal proceedings pending against us will have, individually, or in the aggregate, a material adverse effect on our business. However, we cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Item 2 is not applicable and has been omitted.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Item 3 is not applicable and has been omitted.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Item 4 is not applicable and has been omitted.

ITEM 5.    OTHER INFORMATION

        Item 5 is not applicable and has been omitted.

ITEM 6.    EXHIBITS

  (a)
  Exhibits

10.1
Amendment No. 2 to the Credit Agreement, dated as of December 6, 2004, among WMG Acquisition Corp., the Overseas Borrowers party thereto, WMG Holdings Corp., the lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers and various other parties (1)
10.2
Employment Agreement, dated as of November 28, 2002, between Warner Music International Services Ltd. And Paul-René Albertini, assumed by WMG Acquisition Corp. on March 1, 2004, as amended by the amendment dated October 21, 2004, and as further amended by the amendment dated December 17, 2004 (2)
10.3	Employment Agreement, dated as of December 21, 2004, between Warner Music Inc. and Michael D. Fleisher (1)
10.4	Restricted Stock Award Agreement, dated as of December 31, 2004, between Warner Music Group Corp. and Michael D. Fleisher (1)
10.5	Stock Option Agreement, dated as of October 1, 2004, between Warner Music Group Corp. and Paul-René Albertini (1)
10.6	Restricted Stock Award Agreement, dated as of October 1, 2004, between Warner Music Group Corp. and Paul-René Albertini**
31.1	Certification of the Chief Executive Officer pursuant Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended**
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
  (b)
  Reports on Form 8-K

    None

*
Pursuant to SEC Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.

**
Filed herewith.

(1)
Incorporated by reference to WMG Acquisition Corp.'s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-121322).

(2)
Incorporated by reference to Warner Music Group Corp.'s Registration Statement on Form S-1 (File No. 333-12349).

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2005

WMG ACQUISITION CORP.
By:	/s/ EDGAR BRONFMAN, JR.
	Name:	Edgar Bronfman, Jr.
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
By:	/s/ MICHAEL D. FLEISHER
	Name:	Michael D. Fleisher
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

WMG ACQUISITION CORP. INDEX
PART I—FINANCIAL INFORMATION
WMG Acquisition Corp. Consolidated Balance Sheets
WMG Acquisition Corp. Consolidated and Combined Statements of Operations (Unaudited)
WMG Acquisition Corp. Consolidated and Combined Statements of Cash Flows (Unaudited)
WMG Acquisition Corp. Consolidated and Combined Statements of Shareholder's and Group Equity (Unaudited)
WMG Acquisition Corp. Notes to Consolidated and Combined Interim Financial Statements (Unaudited)
Supplementary Information Condensed Consolidating Financial Statements
Supplementary Information Condensed Consolidating Financial Statements (Continued) Consolidating Balance Sheet (Unaudited) December 31, 2004
Supplementary Information Condensed Consolidating Financial Statements (Continued)
Consolidating Balance Sheet September 30, 2004
Supplementary Information Condensed Consolidating Financial Statements (Continued) Consolidating Statement of Operations (Unaudited) For The Three Months Ended December 31, 2004
Supplementary Information Condensed Consolidating Financial Statements (Continued) Combining Statement of Operations (Unaudited) For The Three Months Ended December 31, 2003
Supplementary Information Condensed Consolidating Financial Statements (Continued) Consolidating Statement of Cash Flows (Unaudited) For The Three Months Ended December 31, 2004
Supplementary Information Condensed Consolidating Financial Statements (Continued) Combining Statement of Cash Flows (Unaudited) For The Three Months Ended December 31, 2003
RISK FACTORS
Risks Related to the Business
Risks Related to our Leverage
PART II—OTHER INFORMATION
SIGNATURE