Form 10-Q/A
period 2005-03-31
WMG Acquisition Corp
filed 2005-05-16
CIK 1309987

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

        As of May 13, 2005, the number of shares of the Registrant's common stock, par value $0.001 per share, outstanding was 1,000.

WMG Acquisition Corp.
Index

		Page
Part I.	Financial Information	2
Item 1.	Financial Statements (unaudited)	2
	Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004	2
	Consolidated and Combined Statements of Operations for the Three Months Ended March 31, 2005, One Month Ended March 31, 2004 and Two Months Ended February 29, 2004	3
	Consolidated and Combined Statements of Operations for the Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004	4
	Consolidated and Combined Statements of Cash Flows for the Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004	5
	Consolidated and Combined Statements of Shareholder's and Group Equity for the Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004	6
	Notes to Consolidated and Combined Interim Financial Statements	7
	Supplementary Information—Condensed Consolidating Financial Statements	25
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 4.	Controls and Procedures	65
Part II.	Other Information	81
Item 1.	Legal Proceedings	81
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 3.	Defaults Upon Senior Securities	81
Item 4.	Submission of Matters to a Vote of Security Holders	81
Item 5.	Other Information	81
Item 6.	Exhibits	82
Signatures		83

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

WMG Acquisition Corp.
Consolidated Balance Sheets

	March 31, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents(a)	$440	$555
Accounts receivable, less allowances of $223 and $222 million	487	571
Inventories	66	65
Royalty advances expected to be recouped within one year	195	223
Deferred tax assets	42	38
Due from parent companies, net	1	—
Other current assets	58	86

Total current assets	1,289	1,538
Royalty advances expected to be recouped after one year	195	223
Investments	22	8
Property, plant and equipment, net	172	189
Goodwill	935	978
Intangible assets subject to amortization, net	1,894	1,937
Intangible assets not subject to amortization	100	100
Other assets	113	117

Total assets	$4,720	$5,090

Liabilities and Shareholder's Equity
Current liabilities:
Accounts payable	$206	$226
Accrued royalties	1,076	1,003
Taxes and other withholdings	26	10
Current portion of long-term debt	12	12
Other current liabilities	342	432

Total current liabilities	1,662	1,683
Long-term debt	1,830	1,828
Deferred tax liabilities, net	263	265
Other noncurrent liabilities	277	333
Due to parent companies	—	3

Total liabilities	4,032	4,112

Shareholder's equity:
Common stock	—	—
Additional paid-in capital(a)	741	1,076
Retained deficit	(57)	(104)
Accumulated other comprehensive income (loss), net	4	6

Total shareholder's equity(a)	688	978

Total liabilities and shareholder's equity	$4,720	$5,090

(a)
As described further in Note 14, concurrent with the initial public offering of Parent the Company has declared a dividend of approximately $377 million to its immediate parent, WMG Holdings Corp. When such dividends are paid, it will have the effect of reducing cash and equivalents, additional paid-in capital and the shareholder's equity by $377 million.

See accompanying notes.

WMG Acquisition Corp.
Consolidated and Combined Statements of Operations (Unaudited)
Three Months Ended March 31, 2005, One Month Ended March 31, 2004
and Two Months Ended February 29, 2004

	Successor		Predecessor
	Three Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004
	(in millions)
Revenues(b)	$767	$245	$490
Costs and expenses:
Cost of revenues(a)(b)	(400)	(130)	(258)
Selling, general and administrative expenses(a)(b)	(293)	(97)	(219)
Amortization of intangible assets	(47)	(15)	(37)

Total costs and expenses	(740)	(242)	(514)

Operating income (loss)	27	3	(24)
Interest (expense) income, net(b)	(35)	(10)	1
Equity in the losses of equity-method investees, net	—	(1)	(2)

Loss before income taxes	(8)	(8)	(25)
Income tax (expense) benefit	(10)	1	(13)

Net loss	$(18)	$(7)	$(38)

(a)	Includes depreciation expense of:	$(14)	$(6)	$(11)

(b)	Includes the following income (expenses) resulting from transactions with related companies:
	Revenues	$—	$—	$3
	Cost of revenues	—	—	(1)
	Selling, general and administrative expenses	(3)	(1)	(8)
	Interest expense, net	—	—	1

See accompanying notes.

WMG Acquisition Corp.
Consolidated and Combined Statements of Operations (Unaudited)
Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and
Five Months Ended February 29, 2004

	Successor		Predecessor
	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(in millions)
Revenues(b)	$1,855	$245	$1,668
Costs and expenses:
Cost of revenues(a)(b)	(981)	(130)	(906)
Selling, general and administrative expenses(a)(b)	(624)	(97)	(610)
Impairment of goodwill and other intangible assets	—	—	(1,019)
Amortization of intangible assets	(93)	(15)	(97)
Restructuring costs	—	—	(8)

Total costs and expenses	(1,698)	(242)	(2,640)

Operating income (loss)	157	3	(972)
Interest expense, net(b)	(71)	(10)	(2)
Net investment-related losses	—	—	(9)
Equity in the losses of equity-method investees, net	(1)	(1)	(11)
Deal-related transaction costs and other costs	—	—	(63)
Other income (expense), net(b)	4	—	(7)

Loss before income taxes	89	(8)	(1,064)
Income tax (expense) benefit	(42)	1	(120)

Net income (loss)	$47	$(7)	$(1,184)

(a) Includes depreciation expense of:	$(28)	$(6)	$(31)

(b) Includes the following income (expenses) resulting from transactions with related companies:
Revenues	$—	$—	$25
Cost of revenues	—	—	(46)
Selling, general and administrative expenses	(5)	(1)	(42)
Interest expense, net	—	—	3
Other income (expense), net	—	—	(7)

See accompanying notes.

WMG Acquisition Corp.
Consolidated and Combined Statements of Cash Flows (Unaudited)
Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and
Five Months Ended February 29, 2004

	Successor		Predecessor
	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(in millions)
Cash flows from operating activities
Net income (loss)	$47	$(7)	$(1,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and other intangible assets	—	—	1,019
Depreciation and amortization	121	21	128
Deferred taxes	2	(2)	94
Non-cash interest expense	17	3	3
Net investment-related losses	—	—	9
Equity in the losses of equity-method investees, including distributions	1	1	11
Non-cash, stock-based compensation expense	9	—	—
Changes in operating assets and liabilities:
Accounts receivable	103	—	93
Inventories	1	(2)	(1)
Royalty advances	9	12	109
Accounts payable and accrued liabilities	(44)	6	32
Other balance sheet changes	31	(34)	39

Net cash provided by (used in) operating activities	297	(2)	352

Cash flows from investing activities
Acquisition of Old WMG	—	(2,638)	—
Investments and acquisitions	(48)	(2)	(16)
Investment proceeds	1	—	57
Capital expenditures	(14)	—	(24)

Net cash (used in) provided by investing activities	(61)	(2,640)	17

Cash flows from financing activities
Borrowings	—	1,650	—
Financing costs of borrowings	—	(78)	—
Debt repayments	(6)	(125)	(124)
Capital contributions(a)	—	1,250	262
(Decrease) increase in amounts due to parent companies	(4)	3	—
Decrease in amounts due from Time Warner-affliliated companies	—	—	290
Dividends and return of capital paid	(344)	—	(410)

Net cash (used in) provided by financing activities	(354)	2,700	18

Effect of foreign currency exchange rate changes on cash	3	—	3

Net (decrease) increase in cash and equivalents	(115)	58	390
Cash and equivalents at beginning of period	555	471	81

Cash and equivalents at end of period	$440	$529	$471

(a)
Capital contribution for the one month ended March 31, 2004 excludes $35 million of non-cash consideration issued as part of the purchase price paid to Time Warner in the form of warrants.

See accompanying notes.

WMG Acquisition Corp.
Consolidated and Combined Statements of Shareholder's and Group Equity (Unaudited)

	Successor		Predecessor
	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
Balance at beginning of period(a)	$978	$1,691	$2,673
Adjustments to record the Acquisition:
Elimination of historical equity balances	—	(1,691)	—
Capital contributions	—	1,250	—
Pushdown of a portion of the purchase price funded by the issuance of warrants	—	35	—

Balance at March 1, 2004, adjusted to give effect to the Acquisition	—	1,285	—
Comprehensive income (loss):
Net income (loss)(b)	47	(7)	(1,184)
Foreign currency translation adjustment	(12)	(5)	24
Deferred gains on foreign exchange contracts	—	—	4
Deferred gains on derivative financial instruments	10	—	—

Total comprehensive income (loss)	45	(12)	(1,156)

Return of capital and dividends paid	(344)	—	(1,037)
Capital contributions	—	—	262
Decrease in amounts due from Time Warner-affiliated companies, net	—	—	949
Issuance of stock options and restricted stock	9	—	—

Balance at end of period	$688	$1,273	$1,691

(a)
Beginning balance for the one month ended March 31, 2004 relates to the predecessor balance as of February 29, 2004.

(b)
Net loss for the five months ended February 29, 2004 includes an approximate $1.019 billion impairment charge to reduce the carrying value of goodwill, trademarks and other intangible assets.

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

Recorded Music Operations

        The Company's recorded music operations consist of the discovery and development of artists and the related marketing and distribution of recorded music produced by such artists. In the United States, the Company's operations are conducted principally through its major record labels—Warner Bros. Records and The Atlantic Records Group. Internationally, the Company's recorded music operations are conducted through its Warner Music International division ("WMI") in over 50 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees. The Company's current roster of recording artists includes, among others, Cher, Enya, Eric Clapton, Faith Hill, Green Day, Josh Groban, Kid Rock, Linkin Park, Luis Miguel, Madonna, matchbox twenty, Metallica, Phil Collins and Red Hot Chili Peppers.

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

Music Publishing Operations

        The Company's music publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music-publishing affiliates of the Company. The Company owns or controls the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Its catalog includes works from a diverse range of artists and composers, including George and Ira Gershwin, Barry Gibb, Cole Porter, Dido, Madonna, Moby, Nickelback, R.E.M. and Staind. The Company also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Hallmark Entertainment.

        The Company's music publishing operations include Warner Bros. Publications U.S. Inc. ("Warner Bros. Publications"), one of the world's largest publishers of printed music. Warner Bros. Publications markets publications throughout the world containing works of such artists as Shania Twain, The Grateful Dead and Led Zeppelin. However, in December 2004, the Company entered into an agreement to sell its printed music business to Alfred Publishing Co., Inc. ("Alfred Publishing"). The sale is expected to close in the third quarter of fiscal 2005 and is subject to customary closing conditions. See Note 3 for additional information.

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

Fiscal Year

        In fiscal year 2004, in connection with the Acquisition, the Company changed its fiscal year-end to September 30th from November 30th. As such, the Company restated its prior quarters starting October 1, 2003, under the new fiscal year format, to enhance comparability between periods.

Interim Financial Statements

        The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") applicable to interim periods. The accompanying consolidated and combined interim financial statements should be read in conjunction with the audited consolidated and combined financial statements of the Company included in its Amendment No. 3 to Registration Statement No. 333-1213122 on Form S-4.

Basis of Consolidation and Combination

        Prior to the closing of the Acquisition, the recorded music and music publishing operations of the Company were legally held by multiple subsidiaries and affiliates of Old WMG and Time Warner. As such, the accompanying financial statements present the combined accounts of such businesses for all periods prior to the Acquisition. After the closing of the Acquisition, New WMG acquired the stock or net assets of those predecessor businesses. Accordingly, the accompanying financial statements present the consolidated accounts of such businesses for all periods after the closing of the Acquisition. The consolidated accounts include 100% of the assets, liabilities, revenues, expenses, income, losses and cash flows of New WMG and all entities in which New WMG has a controlling voting interest and/or variable interest entities required to be consolidated in accordance with U.S. GAAP. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

Reclassifications

        Certain reclassifications have been made to the prior period's financial information in order to conform to the current period's presentation.

Amounts Due To/From Time Warner-Affiliated Companies

        Prior to the closing of the Acquisition that was effective in March 2004, Old WMG had various commercial and financing arrangements with Time Warner and its affiliates. To illustrate, Old WMG distributed home video product for Time Warner's filmed entertainment division and the Old WMG's financing requirements were funded by Time Warner. Given the intercompany nature of these and other arrangements, the related payables and receivables generally were not settled through periodic cash payments and receipts. Accordingly, except as noted below for income taxes, the net amounts due from all transactions with Time Warner-affiliated companies were classified as a reduction of group equity in the combined balance sheet for all periods prior to March 2004.

        With respect to income taxes for all periods prior to the closing of the Acquisition that was effective in March 2004, the income tax benefits and provisions, related tax payments and deferred tax balances have been prepared as if Old WMG operated as a stand-alone taxpayer. As such, while generally attributable to Time Warner or its subsidiaries because Old WMG's taxable results were included in the consolidated income tax returns of Time Warner or its subsidiaries, all current and deferred tax liabilities for those periods were classified as liabilities in the combined balance sheet for all periods prior to March 2004.

        In connection with the Acquisition, substantially all of the intercompany receivables and payables between Old WMG and Time Warner and its affiliates were settled, and any receivables and payables that existed between the parties as of September 30, 2004 and March 31, 2005 have been presented as third-party balances in the accompanying consolidated balance sheet. In addition, with respect to taxes, Timer Warner assumed all of the underlying tax obligations of Old WMG for all periods prior to the closing of the Acquisition. As such, all historical current and deferred tax assets and liabilities that existed as of the closing date of the Acquisition were transferred to Time Warner. Current and deferred tax assets and liabilities that existed as of September 30, 2004 and March 31, 2005 are third-party in nature and have been presented as such in the accompanying consolidated balance sheet.

Cash and Equivalents

        Prior to the closing of the Acquisition, Old WMG had agreements with Time Warner, whereby all cash received or paid by Old WMG was included in, or funded by, clearing accounts or international cash pools within Time Warner's centralized cash management system. The average monthly balance of amounts due from Time Warner and its affiliates was $375 million and $603 million for the two-month and five-month periods ended February 29, 2004, respectively.

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

        In January 2004, the Company adopted the expense recognition provisions of FAS 123 and will apply graded vesting to unearned compensation associated with stock-based awards. Under such provisions, the compensation is amortized on an accelerated basis over the vesting period of the award. Prior to the adoption of these provisions, the unearned compensation expense was amortized on a straightline basis over the vesting period. The adoption of these provisions is accounted for as a change in accounting principle under APB 20, Accounting Changes. However, the cumulative impact of the change is immaterial for separate presentation in the Company's Statement of Operations for the periods ended March 31, 2005.

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

        Had compensation cost for Time Warner's stock option plans been determined based on the fair value method set forth in FAS 123, Old WMG's net loss for all periods presented prior to the closing of the Acquisition would have been as follows:

	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Net loss:
As reported	$(38)	$(1,184)

Pro forma	$(44)	$(1,202)

3.    Acquisitions and Dispositions

Bad Boy Records LLC Joint Venture

        On April 8, 2005, the Company entered into an agreement with an affiliate of Sean "P. Diddy" Combs to form Bad Boy Records LLC ("Bad Boy"), a joint venture, owned 50% by the Company and 50% by the affiliate. The Company purchased its 50% membership interest in Bad Boy Records LLC for approximately $30 million in cash. The joint venture includes catalog and roster artists such as Notorious B.I.G., Mario Winans, Mase, Carl Thomas, B5 and P. Diddy. Mr. Combs will be the CEO of the joint venture and will supervise its staff and day-to-day operations. The Company will provide funding, marketing, promotion and certain back-office services for the joint venture. The transaction will be accounted for under the purchase method of accounting during the third quarter of fiscal 2005. Under the purchase method of accounting, the acquisition cost of approximately $30 million would be allocated to the Company's share of Bad Boy's underlying net assets based on their respective fair values. The excess of the purchase price over the Company's share of the estimated fair values of the net assets acquired will be recorded primarily as goodwill.

Sale of Warner Bros. Publications

        In December 2004, the Company entered into an agreement to sell Warner Bros. Publications, which conducts the Company's printed music operations, to Alfred Publishing. As part of the transaction, the Company agreed to license the right to use its music publishing copyrights in the exploitation of printed sheet music and songbooks for a twenty-year period of time. No gain or loss is expected to be recognized on the transaction as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. The sale is expected to close in the third quarter of fiscal year 2005 and is subject to customary closing conditions.

        The sale is not expected to have a material effect on the future operating results and financial condition of the Company. For the three months and six months ended March 31, 2005, the operations being sold generated revenues of approximately $11 million and $26 million, respectively; operating (loss) income of approximately $(1) million and $1 million, respectively; operating (loss) income before depreciation and amortization expense of $(1) million, and $1 million, respectively; and net loss of approximately $(1) million and $(1) million, respectively. For the three months ended March 31, 2004 and six months ended March 31, 2004, the operations being sold generated revenues of approximately $14 million and $30 million, respectively; operating income of approximately $1 million and $2 million, respectively; operating income before depreciation and amortization expense of $1 million, and $2 million, respectively; and net (loss) income of approximately $(1) million and $2 million, respectively.

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

4.    Inventories

        Inventories consist of the following:

	March 31, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Compact discs, cassettes and other music-related products	$83	$79
Published sheet music and song books	23	23

	106	102
Less reserve for obsolescence	(40)	(37)

	$66	$65

5.    Goodwill and Intangible Assets

Goodwill

        The following analysis details the changes in goodwill for each reportable segment during the six months ended March 31, 2005:

	Recorded Music	Music Publishing	Total
		(in millions)
Balance at September 30, 2004	$395	$583	$978
Purchase accounting adjustments	(45)	2	(43)

Balance at March 31, 2005	$350	$585	$935

        Purchase accounting adjustments relate to changes in the initial estimates of the restructuring costs that arose from the Acquisition and changes to the fair value adjustments recorded in connection with the Acquisition. These changes were determined in connection with the Company's finalization of the purchase price allocation related to the Acquisition.

Other Intangible Assets

        Other intangible assets consist of the following:

	March 31, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog	$1,233	$1,216
Music publishing and copyrights	828	811
Trademarks	10	10
Other intangible assets	20	4

	2,091	2,041
Accumulated amortization	(197)	(104)

Total net intangible assets subject to amortization	1,894	1,937
Intangible assets not subject to amortization:
Trademarks	100	100

Total net other intangible assets	$1,994	$2,037

        The increase in the Company's gross intangible assets represents the allocation of the purchase price of the Company's acquisition of an additional interest in Maverick to the net assets acquired, principally music copyrights of approximately $17 million and artist contracts of approximately $16 million, and the acquisition of approximately $17 million of publishing rights during the six months ended March 31, 2005.

6.    Restructuring Costs

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

        During the six months ended March 31, 2005, the Company revised its original estimates of restructuring costs based on the restructuring plans already implemented. This resulted in an overall reduction in the restructuring costs of approximately $23 million. The Company's restructuring liabilities and goodwill as of March 31, 2005 have been reduced by such amounts. As of March 31, 2005, the Company had approximately $86 million of liabilities for Acquisition-related restructuring costs recorded in its balance sheet. These liabilities represent estimates of future cash obligations for all restructuring activities that had been implemented, as well as for all restructuring activities that had been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relate to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining obligations are expected to be settled by 2019. We expect to pay a majority of the remaining costs in 2005 and 2006.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Initial accrual in 2004	$164	$143	$307
Cash paid in 2004	(92)	(13)	(105)
Non-cash reduction in 2004(a)	(1)	(22)	(23)

Liability as of September 30, 2004	71	108	179
Cash paid in the six months ended March 31, 2005	(38)	(22)	(60)
Non-cash reduction in the six months ended March 31, 2005(a)	2	(35)	(33)

Liability as of March 31, 2005	$35	$51	$86

(a)
Principally relates to changes in foreign currency exchange rates, the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter and co-publishers contracts and the reversal of restructuring costs no longer estimated to be required.

        In addition, in connection with the Acquisition, the Company approved a cost-savings incentive compensation plan during 2004 in order to incentivize management to implement the aforementioned restructuring plans and reduce operating costs. Under the plan, key employees of the Company are entitled to earn up to $20 million in the aggregate based on the attainment and maintenance of certain cost-savings targets. Based on the level of cost savings actually generated at the end of September 30, 2004, which exceeded the cost-savings targets under the plan, the Company determined that it was probable that eligible employees would vest in the full benefits under the plan. Accordingly, the Company recorded the full $20 million liability under the plan, along with other restructuring-related costs of $6 million, during the seven months ended September 30, 2004. Out of the aggregate $26 million liability, $16 million has been paid during the six months ended March 31, 2005.

7.    Debt

        The Company's long-term debt consists of:

	March 31, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,188	1,194

	1,188	1,194

Subordinated notes:
7.375% U.S. dollar-denominated Notes due 2014	465	465
8.125% Sterling-denominated Notes due 2014	189	181

	654	646

Total debt	1,842	1,840
Less current portion	(12)	(12)

Total long-term debt	$1,830	$1,828

        As described further in Note 14, the Company has obtained an amendment to its senior secured credit facility to provide for, among other things, an additional term loan of $250 million which the Company has obtained concurrent with the initial common stock offering of Parent, a reduction in the margin applicable to the term loan and more flexibility under certain restrictive covenants.

Holdings Debt

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

        Holdings' $847 million principal amount of debt consist of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the "Holdings Floating Rate Notes"), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the "Holdings Discount Notes"), and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the "Holdings PIK Notes", and collectively, the "Holdings Notes"). The gross proceeds of $696 million received from the issuance of the Holdings Notes were used to (i) redeem the remaining shares of cumulative preferred stock of Holdings at a redemption price of $209 million, including $9 million of accrued and unpaid dividends, (ii) pay a return of capital to Parent and its shareholders in the aggregate amount of $472 million, of which all but $7 million was distributed to Parent's shareholders as of March 31, 2005, and (iii) pay debt related issuance costs of approximately $15 million. The remaining $7 million was distributed to Parent's shareholders in May 2005.

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

        As described further in Note 14, all of the proceeds from the initial common stock offering of Parent along with cash received through a dividend from the Company will be used to redeem all outstanding Holdings Floating Rate Notes, all outstanding Holdings PIK Notes and 35% of the aggregate principal amount of the outstanding Holdings Discount Notes, including redemption premiums and interest obligations through the date of redemption.

8.    Shareholder's Equity

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

9.    Stock-Based Compensation

Long-Term Incentive Plan and Other Equity Issuances

        In December 2004, the Board of Directors of the Company approved a long-term incentive plan (the "LTIP Plan") for employees or directors of the Company and any of its affiliates. 1,355,066 shares of common stock of Parent were authorized under the plan. During the six months ended March 31, 2005, pursuant to certain contractual arrangements or in connection with the LTIP Plan, the Company granted 1,271,124 service-based stock options and 2,542,248 performance-based options to purchase shares of Parent's common stock to certain employees of the Company. During the six months ended March 31, 2005, the Company allowed certain employees to purchase 1,496,646 restricted shares of Parent's common stock and awarded certain employees 239,190 restricted shares of Parent's common stock.

        In January 2004, the Company determined that the binomial method was a more accurate and appropriate methodology to calculate the fair value of the Company's stock options. All stock option grants subsequent to this date are valued using the binomial method, while all stock option grants prior to this date were valued using the Black-Scholes method on the original grant date. This change in estimate does not have a material impact on the Company's Consolidated Statement of Operations. During the three-month and six-month periods ended March 31, 2005, the Company recorded expense related to its stock-based awards of $7 million and $9 million, respectively.

Payments Relating to Executive Compensation

        The Company determined that certain shares of Parent's restricted stock issued in 2004 and early 2005 may have been sold at prices below fair market value on the applicable date of sale and certain options to purchase shares of Parent's stock granted may have had exercise prices below fair market value on the applicable date of grant. As a result, certain U.S. employee holders of the restricted stock who made elections under Section 83(b) of the Internal Revenue Code will be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004, signed into law in October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provides transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of restricted stock or options may be subject to similar or other related issues. In order for the Company to address these issues, on April 11, 2005, the compensation committee, based on a re-assessment of fair market values on the applicable dates, approved the actions discussed below.

Restricted Stock

        The Company is authorized to pay each employee who purchased restricted stock at prices that were below fair market value on the date of purchase a cash bonus. The cash bonus payable to those employees who made a Section 83(b) election is an amount equal to the tax liability incurred by the employee as of the date of purchase based on any difference between the re-determined purchase date fair market value and the amount originally paid by the employee, plus an amount necessary to pay the taxes on the bonus. The bonuses that are payable to each of those employees who did not make a Section 83(b) election or the applicable foreign equivalent is an amount reflecting an estimate of the additional tax which would be payable by the employee at the time the restricted stock is scheduled to vest due to that taxable amount being subject to ordinary income rather than capital gains tax rates, and assuming that the re-determined value of the stock remains constant over the vesting period, adjusted down to reflect a present value discount based on the earliest possible vesting dates. The Company will pay these employees an amount necessary to pay the taxes on the bonus. This will result in total cash payments of approximately $10 million, which the Company will pay in the third quarter of this fiscal year.

Options

        The Company has revised the exercise prices of certain options to purchase Parent's stock to prices equal to the applicable re-determined fair market values of the common stock on the dates of the respective grants. To compensate the grantees for the loss of value represented by this adjustment to the option exercise prices, the Company will pay each affected employee a cash bonus in an amount equal to the excess of the adjusted aggregate exercise price of the employee's options over the original aggregate exercise price of the employee's options, adjusted down to reflect a present value discount based on the earliest possible exercise dates. In connection with the revision of the exercise prices of certain option grants, the Company has remeasured the aggregate compensation expense relating to such grants. This would result in total cash payments of approximately $9 million, which the Company will pay in the third quarter of this fiscal year.

        Further, in connection with the cash dividends Parent has declared to the holders of its common stock immediately prior to the initial public offering of Parent, as described in Note 14, the Company will make an adjustment to all options outstanding at the time of declaration of the dividend. The adjustment will consist of a cash make-whole payment consisting of an amount equal to the pro rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend adjusted down to reflect a present value discount based on the earliest possible exercise dates. This will result in a cash payment of approximately $3 million, which the Company will pay when Parent pays the dividend to its stockholders.

10.    Commitments and Contingencies

Litigation

        The Company is subject to a number of state and federal class action lawsuits, as well as an action brought by a number of state Attorneys General alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies. The parties to the federal action commenced by the Attorneys General have entered into a settlement agreement. On July 9, 2003, the Court entered a final judgment approving the settlement. In one of the two remaining lawsuits, Ottinger v. EMI Music, Inc., et al., the Court entered an order granting final approval of the settlement on January 21, 2004. In the other action, In re Compact Disc. Antitrust Litig., which was brought by individual retailers of compact discs alleging unlawful horizontal agreements to fix the prices of compact discs by the major record companies, on July 29, 2004, the Court denied the parties' motion to grant final approval to the settlement. On August 30, 2004, plaintiffs filed a Second Amended Consolidated Complaint adding additional individual retailers as named plaintiffs in the litigation, which the Company answered, denying all claims, on September 15, 2004. On October 22, 2004, the parties reached an agreement in principle on the terms of a settlement. The Company does not expect the final terms of that settlement to differ materially from the settlement agreement previously entered into by the parties. On February 2, 2005, the court entered a Stipulation of Dismissal with Prejudice of the entire action.

        On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served Warner Music Group with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General's subpoenas, we have been producing documents and expect to complete our production in May or June. We also understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. It is too soon to predict the outcome of this investigation but it has the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect the Company's business, including its brand value.

        In addition to the State of New York investigation discussed above, the Company is involved with employment claims and other legal proceedings that are incidental to its normal business activities. It is possible that an adverse outcome on any of these matters could result in a material effect on the Company's consolidated financial statements. Due to the preliminary status of many of these matters, the Company is unable to predict the outcome or determine a range of loss at this time.

Management/Monitoring Agreement

        As described in Note 19 to the Company's audited consolidated financial statements for the seven months ended September 30, 2004, the Company and its direct and indirect parents entered into a management monitoring agreement (the "Management Agreement") with the Investor Group in connection with the Acquisition.

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

        As described further in Note 14, the Company, along with its direct and indirect parents, has terminated the Management Agreement and will pay an approximate $73 million termination fee.

11.    Derivative Financial Instruments

        During the six months ended March 31, 2005, the Company entered into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. As of March 31, 2005, the Company had total notional amounts hedged under these agreements of $897 million and recorded deferred gains in comprehensive income of $6 million.

12.    Segment Information

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

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Revenues:
Recorded music	$621	$1,561	$190	$402	$1,430
Music publishing	154	309	55	94	253
Intersegment elimination	(8)	(15)	—	(6)	(15)

Total revenues	$767	$1,855	$245	$490	$1,668

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
OIBDA:
Recorded music	$72	$266	$12	$9	$146
Music publishing	47	71	15	30	57
Corporate expenses	(31)	(59)	(3)	(15)	(28)

Total OIBDA	$88	$278	$24	$24	$175

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Depreciation of Property, Plant and Equipment:
Recorded music	$9	$18	$4	$7	$22
Music publishing	1	2	1	1	2
Corporate expenses	4	8	1	3	7

Total depreciation	$14	$28	$6	$11	$31

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Amortization of Intangible Assets:
Recorded music	$33	$66	$10	$23	$63
Music publishing	14	27	5	14	34
Corporate expenses	—	—	—	—	—

Total amortization	$47	$93	$15	$37	$97

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Impairment of Goodwill and Other Intangibles:
Recorded music	$—	$—	$—	$—	$1,019
Music publishing	—	—	—	—	—
Corporate expenses	—	—	—	—	—

Total impairment	$—	$—	$—	$—	$1,019

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Operating Income (Loss):
Recorded music	$30	$182	$(2)	$(21)	$(958)
Music publishing	32	42	9	15	21
Corporate expenses	(35)	(67)	(4)	(18)	(35)

Total operating income (loss)	$27	$157	$3	$(24)	$(972)

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Reconciliation of OIBDA to Operating Income (Loss):
OIBDA	$88	$278	$24	$24	$175
Depreciation expense	(14)	(28)	(6)	(11)	(31)
Amortization expense	(47)	(93)	(15)	(37)	(97)
Impairment of goodwill and other intangible assets	—	—	—	—	(1,019)

Operating income (loss)	$27	$157	$3	$(24)	$(972)

13.    Additional Financial Information

Cash Interest and Taxes

        The Company made interest payments of approximately $61 million during the six months ended March 31, 2005, $2 million during the one month ended March 31, 2004 and $7 million in the five months ended February 29, 2004.

        The Company paid income and withholding taxes of approximately $23 million in the six months ended March 31, 2005, $7 million in the one month ended March 31, 2004 and $15 million in the five months ended February 29, 2004. The Company received foreign income tax refunds of approximately $9 million in the six months ended March 31, 2005, $8 million in the one month ended March 31, 2004 and $2 million in the five months ended February 29, 2004. With respect to income and withholding taxes paid currently but relating in a period prior to the closing of the Acquisition that was effective in March 2004, such payments are a receivable from Time Warner. Conversely, any refunds received currently that are for a period prior to the closing of the Acquisition are a payable to Time Warner.

Noncash Transactions

        Significant non-cash investing and financing activities during the five months ended February 29, 2004 included the non-cash recapitalization of certain intercompany receivables and payables between Old WMG and Time Warner.

        There were no significant non-cash investing and financing activities during the six months ended March 31, 2005 and one month ended March 31, 2004.

14.    The Initial Common Stock Offering of Parent

        In March 2005, Parent's Board of Directors approved a registration statement on Form S-1 to be filed with the Securities and Exchange Commission in connection with a planned initial public offering of Parent's common stock (the "Initial Common Stock Offering"). Prior to the consummation of the Initial Common Stock Offering, Parent, among other things, renamed all of its outstanding shares of Class A Common Stock as common stock and authorized a 1,139 for 1 split of the Parent's common stock (the "Recapitalization"). Accordingly, the disclosures related to stock-based compensation in these historical financial statements have been restated to reflect the Recapitalization for all periods occurring after the Acquisition that was effective as of March 1, 2004.

        Parent received approximately $517 million in net proceeds from the closing of this offering in May 2005, which was contributed to Holdings as an equity capital contribution. Holdings will use all of such funds and $57 million received through the payment of a dividend from the Company to redeem all outstanding Holdings Floating Rate Notes, all outstanding Holdings PIK Notes and 35% of the aggregate principal amount of the outstanding Holdings Discount Notes, including redemption premiums and interest obligations through the date of redemption.

        Further, concurrent with the Initial Common Stock Offering, Parent (i) terminated the Management Agreement with the Investors and will pay an approximate $73 million termination fee (ii) will pay certain special one-time bonuses to employees of the Company totaling $33 million (iii) will pay dividends of approximately $109 million to its original common stockholders and (iv) will repurchase Historic Time Warner's three-year warrants at a cost of approximately $138 million (collectively, the "Concurrent Transactions"). The dividend to Parent's stockholders, the termination fee to terminate the Management Agreement and the cost to repurchase the warrants will be funded through cash received through a dividend declared by the Company to its immediate parent, WMG Holdings Corp., using a portion of the cash on hand plus the proceeds from $250 million of new term loan borrowings under the Company's new amendment to the senior secured credit facility. As part of the Concurrent Transactions, the Company obtained an amendment to its senior secured credit facility to provide for, among other things, an additional $250 million of term loan, a reduction in the margin applicable on the term loan, more flexibility under certain restrictive covenants, the ability to use the proceeds from the Initial Common Stock Offering to repay part of Holdings indebtedness and to consummate certain of the Concurrent Transactions.

WMG Acquisition Corp.
Supplementary Information
Condensed Consolidating Financial Statements (Unaudited)

        WMG Acquisition Corp. (the "Company" or "New WMG"), is one of the world's major music companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. ("Time Warner"). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as "Old WMG". Effective March 1, 2004, the Company acquired Old WMG from Time Warner for approximately $2.6 billion.

        New WMG has issued (i) $465 million principal amount of 7.375% Senior Subordinated Notes due 2014 and (ii) 100 million Sterling principal amount of 8.125% Senior Subordinated notes due 2014 (the "Notes"). The Notes are guaranteed by all of New WMG's domestic wholly owned subsidiaries on a senior subordinated basis. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Notes and present the results of operations, financial position and cash flows of (i) New WMG, which is the issuer of the Notes, or its predecessor Old WMG, (ii) the guarantor subsidiaries of New WMG, (iii) the non-guarantor subsidiaries of New WMG and (iv) the eliminations necessary to arrive at the information for New WMG on a consolidated or Old WMG on a combined basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting. There are no restrictions on New WMG's ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

WMG Acquisition Corp.
Consolidating Balance Sheet (Unaudited)
March 31, 2005

	New WMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$2	$215	$223	$—	$440
Accounts receivable, net	26	228	233	—	487
Inventories	—	36	30	—	66
Royalty advances expected to be recouped within one year	—	102	93	—	195
Deferred tax assets	—	25	17	—	42
Due from parent companies, net	1	—	—	—	1
Other current assets	—	14	44	—	58

Total current assets	29	620	640	—	1,289
Royalty advances expected to be recouped after one year	—	102	93	—	195
Investments in and advances to (from) consolidated subsidiaries	2,257	471	(278)	(2,450)	—
Intercompany notes receivable	189	—	—	(189)	—
Investments	—	16	6	—	22
Property, plant and equipment	—	114	58	—	172
Goodwill	—	248	687	—	935
Intangible assets subject to amortization	—	1,203	691	—	1,894
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	85	3	25	—	113

Total assets	$2,560	$2,877	$1,922	$(2,639)	$4,720

Liabilities and Shareholder's Equity
Current liabilities:
Accounts payable	$—	$113	$93	$—	$206
Accrued royalties	—	565	511	—	1,076
Taxes and other withholdings	—	—	26	—	26
Current portion of long-term debt	12	—	—	—	12
Other current liabilities	30	115	197	—	342

Total current liabilities	42	793	827	—	1,662
Long-term debt	1,830	—	—	—	1,830
Intercompany notes payable	—	—	189	(189)	—
Deferred tax liabilities, net	—	25	238	—	263
Other noncurrent liabilities	—	181	96	—	277

Total liabilities	1,872	999	1,350	(189)	4,032
Shareholder's equity	688	1,878	572	(2,450)	688

Total liabilities and shareholder's equity	$2,560	$2,877	$1,922	$(2,639)	$4,720

WMG Acquisition Corp.
Consolidating Balance Sheet (Audited)
September 30, 2004

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Assets:
Current assets:
Cash and cash equivalents	$2	$433	$120	$—	$555
Accounts receivable, net	24	278	269	—	571
Inventories	—	37	28	—	65
Royalty advances expected to be recouped within one year	—	122	101	—	223
Deferred tax assets	—	24	14	—	38
Other current assets	4	13	69	—	86

Total current assets	30	907	601	—	1,538
Royalty advances expected to be recouped after one year	—	124	99	—	223
Investments in and advances to (from) consolidated subsidiaries	2,556	6	(269)	(2,293)	—
Intercompany notes receivable	188	—	—	(188)	—
Investments	—	11	(3)	—	8
Property, plant and equipment	—	127	62	—	189
Goodwill	—	274	704	—	978
Intangible assets subject to amortization	—	1,253	684	—	1,937
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	93	12	12	—	117

Total assets	$2,867	$2,814	$1,890	$(2,481)	$5,090

Liabilities and Shareholder's Equity
Current liabilities:
Accounts payable	$—	$116	$110	$—	$226
Accrued royalties	—	511	492	—	1,003
Taxes and other withholdings	—	4	6	—	10
Current portion of long-term debt	12	—	—	—	12
Other current liabilities	42	139	251	—	432

Total current liabilities	54	770	859	—	1,683
Long-term debt	1,828	—	—	—	1,828
Intercompany notes payable	—	—	188	(188)	—
Deferred tax liabilities, net	—	24	241	—	265
Other noncurrent liabilities	4	209	124	(4)	333
Due to WMG Parent Corp.	3	—	—	—	3

Total liabilities	1,889	1,003	1,412	(192)	4,112
Shareholder's equity	978	1,811	478	(2,289)	978

Total liabilities and shareholder's equity	$2,867	2,814	$1,890	$(2,481)	$5,090

WMG Acquisition Corp.
Consolidating Income Statement (Unaudited)
Three Months Ended March 31, 2005

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Revenues	$—	$445	$462	$(140)	$767
Costs and expenses:
Costs of revenues	—	(243)	(296)	139	(400)
Selling, general and administrative expenses	(2)	(150)	(142)	1	(293)
Amortization of intangible assets	—	(32)	(15)	—	(47)

Total costs and expenses	(2)	(425)	(453)	140	(740

Operating income (loss)	(2)	20	9	—	27
Interest expense, net	(27)	(5)	(3)	—	(35)
Equity gains from consolidated subsidiaries	21	2	—	(23)	—

Income (loss) before income taxes	(8)	17	6	(23)	(8)
Income tax (expense) benefit	(10)	(8)	(6)	14	(10)

Net income (loss)	$(18)	$9	$—	$(9)	$(18)

WMG Acquisition Corp.
Combining Income Statement (Unaudited)
Six Months Ended March 31, 2005

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Revenues	$—	$972	$1,131	$(248)	$1,855
Costs and expenses:
Costs of revenues	—	(522)	(703)	244	(981)
Selling, general and administrative expenses	(5)	(322)	(301)	4	(624)
Amortization of intangible assets	—	(64)	(29)	—	(93)

Total costs and expenses	(5)	(908)	(1,033)	248	(1,698)

Operating income (loss)	(5)	64	98	—	157
Interest expense, net	(54)	(10)	(7)	—	(71)
Equity in the losses of equity-method investees, net	—	—	(1)	—	(1)
Equity gains from consolidated subsidiaries	144	64	—	(208)	—
Other income, net	4	—	—	—	4

Income (loss) before income taxes	89	118	90	(208)	89
Income tax (expense) benefit	(42)	(32)	(34)	66	(42)

Net income (loss)	$47	$86	$56	$(142)	$47

WMG Acquisition Corp.
Combining Income Statement (Unaudited)
One Month Ended March 31, 2004

	New WMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	New WMG Consolidated
			(in millions)
Revenues	$—	$200	$132	$(87)	$245
Costs and expenses:
Costs of revenues	—	(131)	(80)	81	(130)
Selling, general and administrative expenses	(1)	(54)	(48)	6	(97)
Amortization of intangible assets	—	(11)	(4)	—	(15)

Total costs and expenses	(1)	(196)	(132)	87	(242)

Operating income (loss)	(1)	4	—	—	3
Interest expense, net	(8)	(2)	—	—	(10)
Equity in the losses of equity-method investees, net	—	—	(1)	—	(1)
Equity gains from consolidated subsidiaries	1	5	—	(6)	—

Income (loss) before income taxes	(8)	7	(1)	(6)	(8)
Income tax (expense) benefit	1	—	1	(1)	1

Net income (loss)	$(7)	$7	$—	$(7)	$(7)

WMG Acquisition Corp.
Combining Income Statement (Unaudited)
Two Months Ended February 29, 2004

	Old WMG(a)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Old WMG Combined
	(in millions)
Revenues		$279	$303	$(92)	$490
Costs and expenses:
Costs of revenues		(178)	(176)	96	(258)
Selling, general and administrative expenses		(89)	(126)	(4)	(219)
Amortization of intangible assets		(30)	(7)	—	(37)

Total costs and expenses		(297)	(309)	92	(514)

Operating income (loss)		(18)	(6)	—	(24)
Interest expense, net		2	(1)	—	1
Net investment-related (losses) gains		(1)	1	—	—
Equity in the losses of equity-method investees, net		(1)	(1)	—	(2)
Equity losses from consolidated subsidiaries		(19)	—	19	—
Other expense, net		1	(1)	—	—

(Loss) profit before income taxes		(36)	(8)	19	(25)
Income tax (expense) benefit		(20)	(9)	16	(13)

Net (loss) income		$(56)	$(17)	$35	$(38)

(a)
For periods prior to the Acquisition, New WMG did not exist.

WMG Acquisition Corp.
Combining Income Statement (Unaudited)
Five Months Ended February 29, 2004

	Old WMG(a)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Old WMG Combined
	(in millions)
Revenues		$860	$1,026	$(218)	$1,668
Costs and expenses:
Costs of revenues		(502)	(622)	218	(906)
Selling, general and administrative expenses		(290)	(320)	—	(610)
Impairment of goodwill and other intangible assets		(1,014)	(5)	—	(1,019)
Amortization of intangible assets		(80)	(17)	—	(97)
Restructuring costs		(7)	(1)	—	(8)

Total costs and expenses		(1,893)	(965)	218	(2,640)

Operating (loss) income		(1,033)	61	—	(972)
Interest expense, net		2	(4)	—	(2)
Net investment-related (losses) gains		—	(9)	—	(9)
Equity in the losses of equity-method investees, net		(3)	(8)	—	(11)
Equity losses from consolidated subsidiaries		(17)	—	17	—
Deal-related transaction and other costs		(63)	—	—	(63)
Other expense, net		(5)	(2)	—	(7)

(Loss) profit before income taxes		(1,119)	38	17	(1,064)
Income tax (expense) benefit		(113)	(143)	136	(120)

Net loss		$(1,232)	$(105)	$153	$(1,184)

(a)
For periods prior to the Acquisition, New WMG did not exist.

WMG Acquisition Corp.
Consolidating Statement of Cash Flows (Unaudited)
Six Months Ended March 31, 2005

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	$47	$86	$56	$(142)	$47
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	85	36	—	121
Deferred taxes	—	—	2	—	2
Non-cash interest expense	6	11	—	—	17
Equity in the losses of equity-method investees, including distributions	—	—	1	—	1
Non-cash, stock-based compensation expense	—	7	2	—	9
Equity losses from consolidated subsidiaries	(102)	(40)	—	142	—
Changes in operating assets and liabilities:
Accounts receivable	(2)	50	55	—	103
Inventories	—	1	—	—	1
Royalty advances	—	1	8	—	9
Accounts payable and accrued liabilities	(6)	39	(77)	—	(44)
Other balance sheet changes	23	(28)	36	—	31

Net cash provided by (used in) operating activities	(34)	212	119	—	297

Cash flows from investing activities:
Investments and acquisitions	—	(24)	(24)	—	(48)
Investment proceeds	—	1	—	—	1
Capital expenditures	—	(9)	(5)	—	(14)

Net cash used in investing activities	—	(32)	(29)	—	(61)

Cash flows from financing activities:
Debt repayments	(6)	—	—	—	(6)
Change in intercompany	388	(398)	10	—	—
Decrease in amounts due to parent companies	(4)	—	—	—	(4)
Dividends paid	(344)	—	—	—	(344)

Net cash provided by (used in) financing activities	34	(398)	10	—	(354)

Effect of foreign currency exchange rate changes on cash	—	—	3	—	3

Net increase (decrease) in cash and equivalents	—	(218)	103	—	(115)
Cash and equivalents at beginning of period	2	433	120	—	555

Cash and equivalents at end of period	$2	$215	$223	$—	$440

WMG Acquisition Corp.
Consolidating Statement of Cash Flows (Unaudited)
One Month Ended March 31, 2004

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
			(in millions)
Cash flows from operating activities:
Net income (loss)	$(7)	$7	$—	$(7)	$(7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	15	6	—	21
Deferred taxes	—	—	(2)	—	(2)
Non-cash interest expense	1	2	—	—	3
Equity in the losses of equity-method investees, including distributions	—	—	1	—	1
Equity gains from consolidated subsidiaries	(2)	(5)	—	7	—
Changes in operating assets and liabilities:
Accounts receivable	—	(36)	36	—	—
Inventories	—	(3)	1	—	(2)
Royalty advances	—	—	12	—	12
Accounts payable and accrued liabilities	2	3	1	—	6
Other balance sheet changes	2	(12)	(24)	—	(34)

Net cash provided by (used in) operating activities	(4)	(29)	31	—	(2)

Cash flows from investing activities:
Acquisition of Old WMG	(2,638)	—	—	—	(2,638)
Investments and acquisitions	—	(1)	(1)	—	(2)

Net cash used in investing activities	(2,638)	(1)	(1)	—	(2,640)

Cash flows from financing activities:
Borrowings	1,650	—	—	—	1,650
Financing costs of borrowings	(78)	—	—	—	(78)
Debt repayments	—	—	(125)	—	(125)
Capital contributions	1,250	—	—	—	1,250
Increase in amounts due to parent companies	3	—	—	—	3
Change in intercompany	(183)	361	(178)	—	—

Net cash provided by (used in) financing activities	2,642	361	(303)	—	2,700

Effect of foreign currency exchange rate changes on cash	—	—	—	—	—

Net increase (decrease) in cash and equivalents	—	331	(273)	—	58
Cash and equivalents at beginning of period	—	29	442	—	471

Cash and equivalents at end of period	$—	$360	$169	$—	$529

WMG Acquisition Corp.
Combining Statement of Cash Flows (Unaudited)
Five Months Ended February 29, 2004

	Old WMG(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Old WMG Combined
	(in millions)
Cash flows from operating activities:
Net loss		$(1,232)	$(105)	$153	$(1,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill and other intangible assets		1,014	5	—	1,019
Depreciation and amortization		104	24	—	128
Deferred taxes		(25)	119	—	94
Non-cash interest expense		3	—	—	3
Net investment-related losses (gains)		—	9	—	9
Equity in the losses of equity-method investees, including distributions		3	8	—	11
Equity losses from consolidated subsidiaries		153	—	(153)	—
Changes in operating assets and liabilities:
Accounts receivable		66	27	—	93
Inventories		(1)	—	—	(1)
Royalty advances		79	30	—	109
Accounts payable and accrued liabilities		22	10	—	32
Other balance sheet changes		(31)	70	—	39

Net cash provided by (used in) operating activities		155	197	—	352

Cash flows from investing activities:
Investments and acquisitions		(1)	(15)	—	(16)
Investment proceeds		38	19	—	57
Capital expenditures		(18)	(6)	—	(24)

Net cash provided by (used in) investing activities		19	(2)	—	17

Cash flows from financing activities:
Debt repayments		—	(124)	—	(124)
Capital contributions		224	457	(419)	262
Decrease (increase) in amounts due from Time Warner-affiliated companies		(171)	491	(30)	290
Dividends paid		(202)	(657)	449	(410)

Net cash provided by (used in) financing activities		(149)	167	—	18

Effect of foreign currency exchange rate changes on cash		—	3	—	3

Net increase in cash and equivalents		25	365	—	390
Cash and equivalents at beginning of period		4	77	—	81

Cash and equivalents at end of period		$29	$442	$—	$471

(a)
For periods prior to the Acquisition, New WMG did not exist.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our results of operations and financial condition includes periods prior to the consummation of the Acquisition and related financing (the "Transactions"). Accordingly, the discussion and analysis of operating results for the three months and six months ended March 31, 2004 does not reflect the full impact that the Transactions have had on us, including significantly increased financing costs. You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the "Quarterly Report"). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

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

  •
  Results of operations. This section provides an analysis of our results of operations for the three months and six months ended March 31, 2005 and 2004. This analysis is presented on both a consolidated and segmental basis.

  •
  Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended March 31, 2005 and 2004, as well as a discussion of our financial condition and liquidity as of March 31, 2005. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures, consisting of leverage and interest coverage ratios under our senior secured credit facility.

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

        In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired. As such, financial information for the three months and six months ended March 31, 2004 is separated into pre-acquisition and post-acquisition periods as a result of the change in accounting basis that occurred relating to the Acquisition. That is, we have presented our operating results and cash flows separately for each of the pre-acquisition two-month and five-month periods ended February 29, 2004 and the post-acquisition, one-month period ended March 31, 2004.

        The split presentation mentioned above is required under GAAP in situations when a change in accounting basis occurs. This is because the new accounting basis requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not strictly comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

        We believe that this split presentation may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the full three month and six-month periods ended March 31, 2004. This combined presentation for the three-month and six-month periods ended March 31, 2004 simply represents the mathematical addition of the pre-acquisition, two-month and five-month periods ended February 29, 2004 and the post-acquisition, one-month period ended March 31, 2004. It is not intended to represent what our operating results would have been had the Acquisition occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included herein.

        Though we believe that the combined presentation is most meaningful for the three and six months ended March 31, 2004, it is not in conformity with GAAP. As such, we have supplemented our historical operating results for that period, as appropriate, with pro forma financial information and have further highlighted in our discussions that follow any significant effects from the Acquisition to facilitate an understanding of a comparison of our operating results from period-to-period.

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

        Our business is seasonal. Therefore, operating results for the three months and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

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

Music Publishing Operations

        Our Music Publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music publishing affiliates of the Company. We own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Our Music Publishing operations also include Warner Bros. Publications ("WBP"), which markets printed versions of our music throughout the world. On December 15, 2004, we entered into a definitive agreement to sell WBP to Alfred Publishing. The sale is expected to close in the third quarter of 2005 and is subject to customary closing conditions. The sale is not expected to have a material effect on our future operating results and financial condition.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

        Over the past four years, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format which has slowed the historical growth pattern of recorded music sales. While potential new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio formats, significant revenue streams from these new markets have yet to emerge. Accordingly, although we believe that the recorded music industry should continue to improve as evidenced by the year-over-year growth in U.S. music physical unit sales in 2004 and flat performance in overall (physical and digital) music unit sales globally in 2004, the best year-on-year trend in global music sales for five years according to the IFPI, the industry may relapse into a period of decline, as witnessed from 1999 to 2003, which would continue to negatively affect operating results. For example, as of May 1, 2005, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 8.2% year-over-year. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a significant portion of its revenues from mechanical royalties received from the sale of music in recorded music formats such as the CD.

        Due in part to the development of the new channels mentioned above and ongoing anti-piracy initiatives, we believe that the recorded music industry is positioned to improve over the coming years. However, the industry may relapse into a period of decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry. Accordingly, we have executed a number of cost-saving initiatives over the past few years in an attempt to realign our cost structure with the changing economics of the industry. These initiatives have included significant headcount reductions, exiting certain leased facilities in an effort to consolidate locations and the sale of our manufacturing, packaging and physical distribution operations. We have conducted a detailed assessment of our existing cost structure. As a result of this assessment, we have identified substantial cost-reduction opportunities in our business, the majority of which are associated with headcount reductions from the consolidation of operations and the streamlining of corporate and label overhead. By the end of March 2004, we had implemented approximately $250 million of annualized cost savings, of which approximately $202 million has been reflected in our statement of operations through March 31, 2005. We have completed substantially all of our restructuring efforts. We project the one-time costs associated with our restructuring to be $225 million to $250 million, of which approximately $165 million has been paid through March 31, 2005. There are still significant risks associated with the restructuring plan. See "Risk Factors."

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

Future Charges and Payments Relating to Executive Compensation

        Primarily in 2004, but also to a limited extent in 2005, Parent sold shares of restricted stock and granted options to various employees to assist us in recruiting, retaining and motivating key employees. Parent subsequently determined that certain shares of restricted stock may have been sold at prices below fair market value on the applicable date of sale and certain options may have had exercise prices below fair market value on the applicable date of grant.

        As a result, certain U.S. employee holders of restricted stock who made elections under Section 83(b) of the Internal Revenue Code will be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004, signed into law October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provides transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of restricted stock or options may be subject to similar or other related issues. In order for us to address these issues, including implementing the changes permitted by Notice 2005-1, on April 11, 2005, our compensation committee, based on a re-assessment of fair market values on the applicable dates, approved the actions described below.

        Restricted Stock.    The Company is authorized to pay each employee who purchased restricted stock on or after May 1, 2004 at prices that may have been below fair market value on the date of purchase a cash bonus. The cash bonus payable to those employees who made a Section 83(b) election is an amount equal to the tax liability incurred by the employee as of the date of purchase based on any difference between the re-determined purchase date fair market value and the amount originally paid by the employee, plus an amount necessary to pay the taxes on the bonus. The bonus that is payable to each of those employees who did not make a Section 83(b) election or the applicable foreign equivalent is an amount reflecting an estimate of the additional tax which would be payable by the employee at the time the restricted stock is scheduled to vest due to that taxable amount being subject to ordinary income rather than capital gains tax rates, and assuming that the re-determined value of the stock remains constant over the vesting period, adjusted down to reflect a present value discount based on the earliest possible vesting dates. We will also pay these employees an amount necessary to pay the taxes on the bonus. This will result in total cash payments of approximately $10 million, which we expect to pay and expense in the third fiscal quarter of this year.

        Options.    We granted stock options to employees to purchase an aggregate of 5,304,116 with a weighted average exercise price of $1.62. The exercise prices of these options have been adjusted to prices equal to the applicable re-determined fair market values of the common stock on the applicable dates of the respective grants. To compensate the grantees for the loss of value represented by this adjustment to the option exercise prices, we will pay each affected employee a cash bonus in an amount equal to the excess of the adjusted aggregate exercise price of the employee's options over the original aggregate exercise price of the employee's options, adjusted down to reflect a present value discount based on the earliest possible exercise dates. This will result in total cash payments of approximately $9 million, which we will pay and expense in the third fiscal quarter of this year.

        Non-cash, Stock-based Compensation Expense.    As a result of the aforementioned changes approved by our compensation committee, we have determined that a modification of the terms of our previously granted stock options has occurred for accounting purposes. Accordingly, we have remeasured the aggregate compensation expense relating to such grants. Based on our preliminary analysis, we expect our aggregate non-cash compensation expense to increase to approximately $34 million for all awards granted as of April 14, 2005, which will be recognized over the vesting period of such awards. Such amount of non-cash compensation expense is expected to be recognized in the following manner: $15 million in fiscal 2005, $10 million in fiscal 2006, $6 million in fiscal 2007 and $3 million in fiscal 2008.

        Option Adjustments as a Result of Dividend to Investors    In connection with the $100.5 million cash dividend our parent company has declared to the initial holders of its common stock, we have made an adjustment to all options outstanding at the time of declaration of the dividend. The adjustment consists of a cash make-whole payment consisting of an amount equal to the pro rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend adjusted down to reflect a present value discount based on the earliest possible exercise dates. This payment to holders of unvested options will result in additional compensation expense of approximately $3 million in the third fiscal quarter of 2005.

        Employee Bonus Plan    Our compensation committee has approved a special one-time bonus that is payable upon consummation of our parent's initial common stock offering to all or substantially all of our employees, excluding senior management and any employees that have, or to whom we plan to grant, an equity participation in our company. The amount of the award granted to an employee is equal to approximately 4% of the employee's annual salary. The aggregate amount of the bonuses is approximately $10 million.

Termination of Management/Monitoring Agreement

        In connection with the Acquisition, the Company entered into a management monitoring agreement (the "Management Agreement") with the Investor Group for ongoing consulting and management advisory services. Under the Management Agreement, the Company or its direct and indirect parents are required to pay the Investor Group an aggregate annual fee of $10 million per year (the "Periodic Fees") in consideration for ongoing consulting and management advisory services. In addition, in the case of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company or its direct and indirect parents, the Management Agreement requires the Company or its parents to pay the Investor Group an aggregate fee of one percent of the gross transaction value of each such transaction ("Subsequent Fees"). The Management Agreement also requires the Company or its direct and indirect parents to pay the reasonable expenses of the Investor Group in connection with, and indemnify them for liabilities arising from, the Management Agreement, the Acquisition and any related transactions, their equity investment in the Company or its direct and indirect parents, their operations, and the services they provide to the Company or its parents.

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

        In connection with Parent's initial common stock offering, we terminated the Management Agreement, other than with respect to reimbursement and indemnification provisions, for a fee of approximately $73 million payable to the Investors. The termination fee will be paid by Parent, upon receipt of a dividend from the Company using a portion of the cash on hand and proceeds from the $250 million new term loan borrowings under the Company's new amendment to the senior secured credit facility.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

        The following table summarizes our historical results of operations:

	Successor	Combined		Predecessor
			Successor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004		Two Months Ended February 29, 2004
			One Month Ended March 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Revenues	$767	$735	$245	$490
Costs and expenses:
Cost of revenues(1)	(400)	(388)	(130)	(258)
Selling, general and administrative expenses(1)	(293)	(316)	(97)	(219)
Amortization of intangible assets	(47)	(52)	(15)	(37)

Total costs and expenses	(740)	(756)	(242)	(514)

Operating income (loss)	27	(21)	3	(24)
Interest expense, net	(35)	(9)	(10)	1
Equity in the losses of equity-method investees, net	—	(3)	(1)	(2)

Income (loss) before income taxes	(8)	(33)	(8)	(25)
Income tax (expense) benefit	(10)	(12)	1	(13)

Net income (loss)	$(18)	$(45)	$(7)	$(38)

(1)
Includes depreciation expense of $14 million and $17 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

Consolidated Pro Forma Results

        As previously discussed, the Acquisition occurred effective as of March 1, 2004. Accordingly, our operating results for the two-month period ended February 29, 2004 do not reflect the significant effects of the Transactions. Had the Transactions occurred on January 1, 2004, our pro forma results for the three months ended March 31, 2004 would have been as follows:

(Pro Forma)
Three Months Ended March 31, 2004
(in millions, unaudited)
Revenue	$735
OIBDA	46
Depreciation and amortization	(62)
Operating income (loss)	(16)
Interest expense, net	(29)
Net income (loss)	(59)

        A discussion of our consolidated historical results for the three-month periods ended March 31, 2005 and 2004 follows:

Consolidated Historical Results

Revenues

        Our revenues increased to $767 million for the three months ended March 31, 2005, compared to $735 million for the three months ended March 31, 2004. The increase was largely driven by a $29 million increase in Recorded Music revenues, and a $5 million increase in Music Publishing revenues.

        Recorded Music revenues benefited from an $18 million favorable impact of foreign currency exchange rates, an approximate $31 million increase in revenues from digital sales of Recorded Music product relating to the development and increased consumer usage of legal, online distribution channels for the music industry and an approximate $10 million increase in physical revenues by our independent distribution company. For the three months ended March 31, 2005, digital sales of Recorded Music product of $31 million represented approximately 5% of total Recorded Music revenue. These benefits were offset by a decline in physical worldwide music sales of $30 million due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels. Substantially all of the decline in physical worldwide music sales resulted from lower unit sales volume.

        Music Publishing revenues benefited from a $5 million favorable impact of foreign currency exchange. While overall Music Publishing revenues remained flat, there were increases in performance and synchronization revenue of $6 million and $5 million, respectively. The increase in performance royalties related to a number of top-performing songs that were not evident in the same quarter of the prior year. Synchronization royalties continue to increase due to favorable market opportunities and continued increases in sales in newer formats, such as music DVDs. Mechanical revenues saw an overall decrease of $11 million principally related to the industry-wide decline in sales of physical recorded music product, offset in part by increased royalties of $4 million from sales in newer formats. For the three months ended March 31, 2005, digital revenue from Music Publishing of $4 million represented 3% of total Music Publishings revenue. Print revenues declined by $4 million from the prior quarter as our focus shifted to selling the business, which will occur in the third quarter of 2005.

        See "Business Segment Results" presented hereinafter for a discussion of revenues by business segment.

Cost of revenues

        Our cost of revenues increased to $400 million for the three months ended March 31, 2005, compared to $388 million for the three months ended March 31, 2004. Expressed as a percentage of revenues, cost of revenues was approximately 52% and 53% for the three months ended March 31, 2005 and 2004, respectively. The increase in cost of revenues is impacted by an approximate $13 million unfavorable impact of foreign currency exchange rates and an increase of $11 million in manufacturing costs related to the increase in sales. This was offset by a decrease in artist and repertoire-related costs of $12 million related to the cost savings associated with the restructuring plan that was implemented in 2004 in connection with the Acquisition.

Selling, general and administrative expenses

        Our selling, general and administrative expenses were $293 million for the three months ended March 31, 2005, compared to $316 million for the three months ended March 31, 2004. Expressed as a percentage of revenues, selling, general and administrative expenses were approximately 38% for the three months ended March 31, 2005, compared with 43% for the three months ended March 31, 2004. Selling, general and administrative expenses decreased primarily due to a decrease of $25 million in sales and marketing costs as a result of our cost-saving initiatives and headcount reductions as well as an additional decrease of $3 million in depreciation expense related to lower capital spending requirements and lower depreciation of software development costs. The three months ended March 31, 2004 also included certain lease vacancy costs of approximately $5 million that were not incurred in the three months ended March 31, 2005. These decreases were offset by an approximate $7 million unfavorable impact of foreign currency exchange rates and approximately $3 million of management and advisory fees paid to the Investor Group.

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Income (Loss)

        As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss) and further provides the components from operating income (loss) to net income (loss) for purposes of the discussion that follows:

	Successor	Combined		Predecessor
			Successor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004		Two Months Ended February 29, 2004
			One Month Ended March 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$88	$48	$24	$24
Depreciation expense:	(14)	(17)	(6)	(11)
Amortization expense	(47)	(52)	(15)	(37)

Operating income (loss)	27	(21)	3	(24)
Interest expense, net	(35)	(9)	(10)	1
Equity in the losses of equity-method investees, net	—	(3)	(1)	(2)

Income (loss) before income taxes	(8)	(33)	(8)	(25)
Income tax expense	(10)	(12)	1	(13)

Net income (loss)	$(18)	$(45)	$(7)	$(38)

OIBDA

        Our OIBDA increased to $88 million for the three months ended March 31, 2005, compared to $48 million for the three months ended March 31, 2004. Expressed as a percentage of revenues, total OIBDA margin was 11% and 7% for the three months ended March 31, 2005 and 2004, respectively. The increase related to a $51 million increase in Recorded Music OIBDA and a $2 million increase in Music Publishing OIBDA, offset by a $13 million increase in corporate expenses.

        Recorded Music OIBDA benefited principally from approximately $31 million of lower marketing and overhead costs associated with our cost-savings initiatives and a $1 million favorable impact from foreign currency exchange rates, offset by a loss of margin contributions due to the continued decline in physical sales.

        Music Publishing OIBDA benefited principally from lower overhead costs associated with our cost-savings initiatives and a $1 million favorable impact from foreign currency exchange rates, offset by a loss of margin contributions related to the aggregate decline in mechanical and print revenues.

        Corporate expenses increased by $13 million due to higher costs associated with operating as an independent company including $3 million of management and advisory fees paid to the Investor Group. Significant other costs were incurred in relation to functioning as a public company, including audit fees, consultant fees for Sarbanes-Oxley and the hiring of several new corporate employees.

        See "Business Segment Results" presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

        Our depreciation expense decreased to $14 million for the three months ended March 31, 2005, compared to $17 million for the three months ended March 31, 2004. The decrease principally related to lower capital spending requirements and lower depreciation of software development costs.

Amortization expense

        Our amortization expense decreased to $47 million for the three months ended March 31, 2005, compared to $52 million for the three months ended March 31, 2004. The decrease related to the new basis of accounting recorded in connection with the Acquisition, which resulted in a lower revaluation of the historical cost bases of our identifiable intangible assets.

Operating income (loss)

        Our operating income increased to $27 million for the three months ended March 31, 2005, compared to an operating loss of $21 million for the three months ended March 31, 2004. The improvement in operating income related to a $40 million increase in OIBDA, a $3 million decrease in depreciation expense and a $5 million decrease in amortization expense. See "Business Segment Results" presented hereinafter for a discussion of operating income (loss) by business segment.

Interest expense, net

        Our net interest expense increased to $35 million in the three months ended March 31, 2005, compared to $9 million for the three months ended March 31, 2004. The increase primarily related to the approximately $1.8 billion of debt issued in March 2004 in connection with the capitalization of the Company.

Equity in the losses of equity-method investees, net

        We did not recognize any gains or losses related to equity-method investees in the three months ended March 31, 2005. However, for the three months ended March 31, 2004, we recognized $3 million of equity in losses of equity-method investees principally related to certain of our former loss-generating investees, such as our former interest in MusicNet.

Income tax expense

        We incurred income tax expense of $10 million for the three months ended March 31, 2005, compared to an income tax expense of $12 million for the three months ended March 31, 2004. The income tax provisions are not entirely comparable due to the changes in our tax profile relating to the closing of the Acquisition. In particular, prior to the closing of the Acquisition, we were a member of the Time Warner consolidated tax return and were able to recognize U.S.-based deferred tax benefits on domestic-source net operating losses incurred. However, upon the closing of the Acquisition, our membership in the Time Warner consolidated tax group terminated along with our ability to recognize similar, U.S.-based, deferred tax benefits. Accordingly, the income tax expense in 2004 primarily relates to the tax provisions on foreign-source income. There were no offsetting income tax benefits on domestic-source losses recognized in 2005 due to the uncertainty of realization of those deferred tax assets.

Net income (loss)

        We recognized net losses of $18 million for the three months ended March 31, 2005, compared to a net loss of $45 million for the three months ended March 31, 2004. As described more fully above, the improvement in 2005 related principally to the $48 million increase in operating income (including $8 million of lower depreciation and amortization expense) primarily related to the decrease in operating costs as a result of our cost savings initiatives. This was partially offset by the $26 million higher net interest cost we recognized in 2005.

Business Segment Results

        Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	One Month Ended March 31, 2004	Two Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$621	$592	$190	$402
OIBDA	72	21	12	9
Operating income (loss)	30	(23)	(2)	(21)
Music Publishing
Revenue	154	149	55	94
OIBDA	47	45	15	30
Operating income (loss)	32	24	9	15
Corporate and Revenue Eliminations
Revenue eliminations	(8)	(6)	—	(6)
OIBDA	(31)	(18)	(3)	(15)
Operating income (loss)	(35)	(22)	(4)	(18)
Total
Revenue	767	735	245	490
OIBDA	88	48	24	24
Operating income (loss)	$27	$(21)	$3	$(24)

Recorded Music

        Recorded Music revenues increased by 5% to $621 million for the three months ended March 31, 2005, compared to $592 million for the three months ended March 31, 2004. Expressed as a percentage of revenue, Recorded Music OIBDA margin was 12% and 4% for the three months ended March 31, 2005 and 2004, respectively. Revenues benefited from an $18 million favorable impact of foreign currency exchange rates, an approximate $31 million increase in revenues from digital sales of Recorded Music product relating to the development and increased consumer usage of legal, online distribution channels for the music industry and an approximate $10 million increase in physical revenues by our independent distribution company. For the three months ended March 31, 2005 digital sales of Recorded Music product was $31 million. These benefits were offset by a decline in physical worldwide music sales of $30 million due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels. Substantially all of the decline in physical worldwide music sales resulted from lower unit sales volume.

        Recorded Music OIBDA increased to $72 million for the three months ended March 31, 2005, compared to $21 million for the three months ended March 31, 2004. Recorded Music OIBDA benefited principally from approximately $31 million of lower marketing and overhead costs associated with our cost-savings initiatives and a $1 million favorable impact from foreign currency exchange rates, offset by a decrease in contribution margins due to the continued decline in physical sales.

        Recorded Music operating income improved to $30 million for the three months ended March 31, 2005, compared to a loss of $23 million for the three months ended March 31, 2004. Recorded Music operating income (loss) included the following components:

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	One Month Ended March 31, 2004	Two Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$72	$21	$12	$9
Depreciation and amortization	(42)	(44)	(14)	(30)

Operating income (loss)	$30	$(23)	$(2)	$(21)

        The $53 million improvement in operating income relates primarily to the increase in OIBDA described above and to a decrease of $2 million of depreciation and amortization expense.

Music Publishing

        Music Publishing revenues increased by 3% to $154 million for the three months ended March 31, 2005, compared to $149 million for the three months ended March 31, 2004. Revenues benefited from a $5 million favorable impact of foreign currency exchange. While overall Music Publishing revenues remained flat excluding the impact of foreign currency exchange, there were increases in performance and synchronization revenue of $6 million and $5 million, respectively. The increase in performance royalties related to a number of top-performing songs that were not evident in the same quarter of the prior year. Synchronization royalties increased due to favorable market opportunities and continued increases in sales in newer formats, such as music DVDs. Mechanical revenues saw an overall decrease of $11 million principally related to the industry-wide decline in sales of physical recorded music product, offset in part by increased royalties of $4 million from sales in newer formats. For the three months ended March 31, 2005 digital sales of Music Publishing was $4 million. Print revenues declined by $4 million from the prior quarter as our focus shifted to selling the business, which will occur in the third quarter of 2005.

        Music Publishing OIBDA increased to $47 million for the three months ended March 31, 2005, compared to $45 million in the three months ended March 31, 2004. OIBDA benefited principally from lower overhead costs associated with our cost savings initiatives and a $1 million favorable impact from foreign currency exchange rates, offset by a loss of margin contributions related to the aggregate decline in mechanical and print revenues.

        Music Publishing operating income increased to $32 million in the three months ended March 31, 2005, compared to $24 million in the three months ended March 31, 2004. Music Publishing operating income includes the following components:

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	One Month Ended March 31, 2004	Two Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$47	$45	$15	$30
Depreciation and amortization	(15)	(21)	(6)	(15)

Operating income (loss)	$32	$24	$9	$15

        The $8 million increase in operating income primarily related to a $6 million decrease in depreciation and amortization expense and the $2 million increase in OIBDA discussed above. The decrease in depreciation and amortization expense principally relates to $5 million of lower amortization expense resulting from a lower revaluation of the historical cost bases of our identifiable intangible assets in connection with the allocation of purchase price as part of the Acquisition.

Corporate Expenses

        Corporate expenses before depreciation and amortization expense increased to $31 million for the three months ended March 31, 2005, compared to $18 million for the three months ended March 31, 2004. Corporate expenses increased by $13 million due to higher costs associated with operating as an independent company, including $3 million of management and advisory fees paid to the Investor Group and costs incurred in relation to functioning as a public company, including audit fees, consultant fees for Sarbanes-Oxley and the hiring of several new corporate employees. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives. Corporate depreciation and amortization expense was $4 million for both the three-month periods ended March 31, 2005 and 2004.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

        The following table summarizes our historical results of operations:

	Successor	Combined	Successor	Predecessor
	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Revenues	$1,855	$1,913	$245	$1,668
Costs and expenses:
Cost of revenues(1)	(981)	(1,036)	(130)	(906)
Selling, general and administrative expenses(1)	(624)	(707)	(97)	(610)
Impairment of intangible assets	—	(1,019)	—	(1,019)
Amortization of intangible assets	(93)	(112)	(15)	(97)
Restructuring costs	—	(8)	—	(8)

Total costs and expenses	(1,698)	(2,882)	(242)	(2,640)

Operating income (loss)	157	(969)	3	(972)
Interest expense, net	(71)	(12)	(10)	(2)
Net investment-related losses	—	(9)	—	(9)
Equity in the losses of equity-method investees, net	(1)	(12)	(1)	(11)
Deal-related and transaction costs	—	(63)	—	(63)
Other income (expense), net	4	(7)	—	(7)

Income (loss) before income taxes	89	(1,072)	(8)	(1,064)
Income tax expense	(42)	(119)	1	(120)

Net income (loss)	$47	$(1,191)	$(7)	$(1,184)

(1)
Includes depreciation expense of $28 million and $37 million for the six months ended March 31, 2005 and March 31, 2004, respectively.

Consolidated Pro Forma Results

        As previously discussed, the Acquisition occurred effective as of March 1, 2004. Accordingly, our operating results for the five-month period ended February 29, 2004 do not reflect the significant effects of the Transactions. Had the Transactions occurred on October 1, 2003, our pro forma results for the six months ended March 31, 2004 would have been as follows:

Pro Forma
Six Months Ended March 31, 2004
(in millions, unaudited)
Revenue	$1,912
OIBDA	201
Impairment of goodwill and other intangible assets	(1,019)
Depreciation and amortization	(126)
Operating income (loss)	(944)
Interest expense, net	(64)
Net income (loss)	(793)

        A discussion of our consolidated historical results for the six-month periods ended March 31, 2005 and 2004 follows:

Consolidated Historical Results

Revenues

        Our revenues decreased to $1.855 billion for the six months ended March 31, 2005, compared to $1.913 billion for the six months ended March 31, 2004. The decrease was largely driven by a $59 million decrease in Recorded Music revenues, offset by a $1 million increase in Music Publishing revenues. Recorded Music revenues benefited from a $63 million favorable impact of foreign currency exchange rates, and an approximate $51 million increase in revenues from digital sales of Recorded Music product relating to the development and increased consumer usage of legal, online distribution channels for the music industry and an approximate $10 million increase in physical revenues by our independent distribution company. For the six months ended March 31, 2005, digital sales of Recorded Music product of $51 million represented approximately 3% of total Recorded Music revenue. These benefits were more than offset by a decline in physical worldwide music sales of $176 million due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels. Substantially all of the decline in physical worldwide music sales resulted from lower unit sales volume.

        Music Publishing revenues benefited from a $12 million favorable impact of foreign currency exchange rates, which was offset by a $14 million decrease in mechanical and performance revenues principally related to the industry-wide decline in sales of physical recorded music product and a lower number of top-performing songs in comparison to the comparable period in the prior year, offset in part by increased royalties of $9 million from sales in newer formats, such as music DVDs and mobile phone ring tones. Synchronization royalties increased by $4 million due to favorable market opportunities and continued increases in sales in newer formats, such as music DVDs. Print revenues declined by approximately $4 million, which was due, in part, to the shifting of focus to selling the business, which will occur in the third quarter of 2005.

        See "Business Segment Results" presented hereinafter for a discussion of revenues by business segment.

Cost of revenues

        Our cost of revenues decreased to $981 million for the six months ended March 31, 2005, compared to $1.036 billion for the six months ended March 31, 2004. Expressed as a percentage of revenues, cost of revenues was approximately 53% and 54% for the six months ended March 31, 2005 and 2004, respectively. The decrease in cost of revenues principally relates to approximately $17 million of lower manufacturing costs due, in part, to lower sales volume and lower pricing under the new Cinram agreements that went into effect in late October 2003, approximately $80 million of lower artist and repertoire-related costs associated with our lower sales volume and lower artist advance write-offs, and cost savings associated with the restructuring plan that was implemented in 2004 in connection with the Acquisition. These cost reductions were partially offset by an approximate $42 million unfavorable impact of foreign currency exchange rates.

Selling, general and administrative expenses

        Our selling, general and administrative expenses were $624 million for the six months ended March 31, 2005, compared to $707 million for the six months ended March 31, 2004. Expressed as a percentage of revenues, selling, general and administrative expenses were approximately 34% for the six months ended March 31, 2005, compared with 37% for the six months ended March 31, 2004. Selling, general and administrative expenses decreased due to a decrease of $91 million in sales and marketing costs as a result of our cost-saving initiatives and headcount reductions, as well as a decrease in depreciation expense of $9 million related to lower capital spending requirements and lower depreciation of software development costs and a decrease in overhead costs as a result of our cost-saving initiatives. The prior year period also included certain lease vacancy costs of approximately $5 million that were not incurred in the six months ended March 31, 2005. These decreases were offset by an approximate $21 million unfavorable impact of foreign currency exchange rates, approximately $5 million of management and advisory fees paid to the Investor Group, and $28 million of higher corporate expenses as discussed further below, including higher costs associated with operating as an independent company.

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Income (Loss)

        As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss) and further provides the components from operating income (loss) to net income (loss) for purposes of the discussion that follows:

	Successor	Combined	Successor	Predecessor
	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	One Month Ended March 31, 2004	Two Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$278	$199	$24	$175
Depreciation expense:	(28)	(37)	(6)	(31)
Amortization expense	(93)	(112)	(15)	(97)
Impairment of goodwill and other intangible assets	—	(1,019)	—	(1,019)

Operating income (loss)	157	(969)	3	(972)
Interest expense, net	(71)	(12)	(10)	(2)
Net investment-related losses	—	(9)	—	(9)
Equity in the losses of equity-method investees, net	(1)	(12)	(1)	(11)
Deal—related transaction and other costs	—	(63)	—	(63)
Other income (expense), net	4	(7)	—	(7)

Income (loss) before income taxes	89	(1,072)	(8)	(1,064)
Income tax expense	(42)	(119)	1	(120)

Net income (loss)	$47	$(1,191)	$(7)	$(1,184)

OIBDA

        Our OIBDA increased to $278 million for the six months ended March 31, 2005, compared to $199 million for the six months ended March 31, 2004. Expressed as a percentage of revenue, total OIBDA margin was 15% and 10% for the six months ended March 31, 2005 and 2004, respectively. The increase related to a $108 million increase in Recorded Music OIBDA, offset by a $1 million decrease in Music Publishing OIBDA and a $28 million increase in corporate expenses.

        Recorded Music OIBDA benefited principally from lower marketing and overhead costs associated with our cost-savings initiatives, approximately $17 million of lower manufacturing costs due, in part, to lower sales volume and lower pricing under the new Cinram agreement that went into effect in late October 2003, a $10 million favorable impact from foreign currency exchange rates and approximately $70 million of lower artist and repertoire-related costs associated with our lower sales volume and lower artist advance write-offs. These benefits more than offset the loss of margin contributions related to lower worldwide recorded music sales. Music Publishing OIBDA benefited principally from lower overhead costs associated with our cost-savings initiatives and a $2 million favorable impact from foreign currency exchange rates, but was more than offset by a loss of margin contributions related to the aggregate decline in mechanical, performance and print revenues.

        Corporate expenses increased by $28 million due to higher costs associated with operating as an independent company and a change in the allocation of corporate-related costs. Certain corporate related costs were allocated in 2003 to Time Warner's former CD and DVD manufacturing and printing operations because such operations were managed by Old WMG. Such operations were sold by Time Warner in October 2003, and accordingly, such costs were no longer allocable. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives. See "Business Segment Results" presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

        Our depreciation expense decreased to $28 million for the six months ended March 31, 2005, compared to $37 million for the six months ended March 31, 2004. The decrease principally related to lower capital spending requirements and lower depreciation of software development costs.

Amortization expense

        Our amortization expense decreased to $93 million for the six months ended March 31, 2005, compared to $112 million for the six months ended March 31, 2004. The decrease related to the new basis of accounting recorded in connection with the Acquisition, which resulted in a lower revaluation of the historical cost bases of our identifiable intangible assets.

Operating income (loss)

        Our operating income increased to $157 million for the six months ended March 31, 2005, compared to an operating loss of $969 million for the six months ended March 31, 2004. The improvement in operating income related to a $79 million increase in OIBDA, a $9 million decrease in depreciation expense, a $19 million decrease in amortization expense and the absence of the 2003 impairment charge of $1.019 billion. See "Business Segment Results" presented hereinafter for a discussion of operating income (loss) by business segment.

Interest expense, net

        Our net interest expense increased to $71 million in the six months ended March 31, 2005, compared to $12 million for the six months ended March 31, 2004. The increase primarily related to the approximately $1.8 billion of debt issued in March 2004 in connection with the capitalization of the Company.

Net investment-related losses

        We did not recognize any investment-related losses for the six-months ended March 31, 2005. However, for the six months ended March 31, 2004, we recognized $9 million of net investment-related losses principally related to reductions in carrying values of certain equity-method investments.

Equity in the losses of equity-method investees, net

        Our equity in the losses of equity-method investees was $1 million for the six months ended March 31, 2005, compared to $12 million for the six months ended March 31, 2004. The lower losses principally related to the fact that certain of our former loss-generating investees, such as our former interest in MusicNet, were retained by Time Warner and were not part of the assets acquired.

Deal-related transaction and other costs

        We did not recognize any deal-related transaction costs for the six months ended March 31, 2005. However for the six months ended March 31, 2004, we recognized $63 million of deal-related transaction and other costs. These costs primarily related to transaction costs associated with the prior pursuit of other strategic ventures or dispositions of Old WMG's business in 2003 by Time Warner that did not occur, looses incurred in connection with the probable pension curtailment that ultimately occurred, and losses related to certain executive contractual obligations triggered upon closing of the Acquisition.

Income tax expense

        We incurred income tax expense of $42 million and $119 million for the six months ended March 31, 2005 and 2004, respectively. The income tax provisions are not entirely comparable due to the changes in our tax profile relating to the closing of the Acquisition. In particular, prior to the closing of the Acquisition, we were a member of the Time Warner consolidated tax return and were able to recognize U.S.-based deferred tax benefits on domestic-source net operating losses incurred. However, upon the closing of the Acquisition, our membership in the Time Warner consolidated tax group terminated along with our ability to recognize similar, U.S.-based, deferred tax benefits. Accordingly, the income tax expense in 2004 primarily relates to the tax provisions on foreign-source income. There was no offsetting income tax benefit on domestic-source losses recognized in 2004 due to the uncertainty of realization of those deferred tax assets.

Net income (loss)

        We recognized net income of $47 million for the six months ended March 31, 2005, compared to a net loss of $1.191 billion for the six months ended March 31, 2004. As described more fully above, the improvement in 2005 related principally to the $1.126 billion increase in operating income (including $28 million of lower depreciation and amortization expense) primarily relating to the absence of the $1.019 billion impairment charge and $63 million of deal-related transaction and other costs recognized in 2004. These benefits were offset, in part, by $59 million of higher net interest costs recognized in 2005

Business Segment Results

        Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Successor	Combined	Successor	Predecessor
	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$1,561	$1,620	$190	$1,430
OIBDA(1)	266	158	12	146
Operating income (loss)(1)	182	(960)	(2)	(958)
Music Publishing
Revenue	309	308	55	253
OIBDA(1)	71	72	15	57
Operating income (loss)(1)	42	30	9	21
Corporate and Revenue Eliminations
Revenue eliminations	(15)	(15)	—	(15)
OIBDA(1)	(59)	(31)	(3)	(28)
Operating income (loss)(1)	(67)	(39)	(4)	(35)
Total
Revenue	1,855	1,913	245	1,668
OIBDA(1)	278	199	24	175
Operating income (loss)(1)	$157	$(969)	$3	$(972)

(1)
OIBDA and operating income for the six months ended March 31, 2005 have each been reduced by $8 million of restructuring costs. Of such amount, $7 million relates to Recorded Music and $1 million relates to Corporate.

Recorded Music

        Recorded Music revenues decreased to $1.561 billion for the six months ended March 31, 2005, compared to $1.620 billion for the six months ended March 31, 2004. Recorded Music revenues benefited from a $63 million favorable impact of foreign currency exchange rates, and an approximate $51 million increase in revenues from digital sales of Recorded Music product relating to the development and increased consumer usage of legal, online distribution channels for the music industry and an approximate $10 million increase in physical revenues by our independent distribution company. For the six months ended March 31, 2005 digital sales of Recorded Music product was $51 million. These benefits were more than offset by a decline in physical worldwide music sales of $176 million due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels. Substantially all of the decline in physical worldwide music sales resulted from lower unit sales volume.

        Recorded Music OIBDA increased to $266 million for the three months ended March 31, 2005, compared to $158 million for the three months ended March 31, 2004. Expressed as a percentage of revenue, Recorded Music OIBDA margin was 17% and 10% for the six months ended March 31, 2005 and 2004, respectively. The $108 million increase in OIBDA benefited principally from lower marketing and overhead costs associated with our cost-savings initiatives, approximately $17 million of lower manufacturing costs due, in part, to lower sales volume and lower pricing under the new Cinram agreement that went into effect in late October 2003, a $10 million favorable impact from foreign currency exchange rates and approximately $70 million of lower artist and repertoire-related costs associated with our lower sales volume and lower artist advance write-offs. These benefits more than offset the loss of margin contributions related to lower worldwide recorded music sales.

        Recorded Music operating income improved to $182 million for the six months ended March 31, 2005, compared to a loss of $960 million for the six months ended March 31, 2004. Recorded Music operating income (loss) included the following components:

	Successor	Combined	Successor	Predecessor
	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$266	$158	$12	$146
Depreciation and amortization	(84)	(99)	(14)	(85)
Impairment of intangible assets	—	(1,019)	—	(1,019)

Operating income (loss)	$182	$(960)	$(2)	$(958)

        The $1.142 billion improvement in operating income primarily related to the absence of the 2004 impairment charge, which reduced the carrying value of our goodwill and other intangible assets by $1.019 billion, a decrease in depreciation and amortization of $15 million, and the $108 million improvement in OIBDA discussed above. The decrease in depreciation and amortization expense principally relates to $7 million of lower amortization expense resulting from a lower revaluation of the historical cost bases of our identifiable intangible assets in connection with the allocation of purchase price as part of the Acquisition.

Music Publishing

        Music Publishing revenues increased to $309 million for the six months ended March 31, 2005, compared to $308 million for the six months ended March 31, 2004. Revenues benefited from a $12 million favorable impact of foreign currency exchange rates, which was offset by a $14 million decrease in mechanical and performance revenues principally related to the industry-wide decline in sales of physical recorded music product and a lower number of top-performing songs in comparison to the comparable period in the prior year, offset in part by increased royalties of $9 million from sales in newer formats, such as music DVDs and mobile phone ring tones. Synchronization royalties increased by $4 million due to favorable market opportunities and continued increases in sales in newer formats, such as music DVDs. For the six months ended March 31, 2005 digital sales of Music Publishing was $10 million. Print revenues declined by approximately $4 million, which was due, in part, to the shifting of focus to selling the business, which will occur in the third quarter of 2005.

        Music Publishing OIBDA decreased to $71 million for the six months ended March 31, 2005, compared to $72 million in the six months ended March 31, 2004. OIBDA benefited principally from lower overhead costs associated with our cost-savings initiatives and a $2 million favorable impact from foreign currency exchange rates, but was more than offset by a loss of margin contributions related to the aggregate decline in mechanical, performance and print revenues.

        Music Publishing operating income increased to $42 million in the six months ended March 31, 2005, compared to $30 million in the six months ended March 31, 2004. Music Publishing operating income includes the following components:

	Successor	Combined	Successor	Predecessor
	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$71	$72	$15	$57
Depreciation and amortization	(29)	(42)	(6)	(36)

Operating income (loss)	$42	$30	$9	$21

        The $12 million increase in operating income primarily related to a $13 million decrease in depreciation and amortization expense, offset by the $1 million decrease in OIBDA discussed above. The decrease in depreciation and amortization expense principally relates to $12 million of lower amortization expense resulting from a lower revaluation of the historical cost bases of our identifiable intangible assets in connection with the allocation of purchase price as part of the Acquisition.

Corporate Expenses

        Corporate expenses before depreciation and amortization expense increased to $59 million for the six months ended March 31, 2005, compared to $31 million for the six months ended March 31, 2004. Corporate expenses increased due to higher costs associated with operating as an independent company and a change in the allocation of corporate-related costs. Certain corporate-related costs were allocated in 2004 to Time Warner's former CD and DVD manufacturing and printing operations because such operations were managed by Old WMG. Such operations were sold by Time Warner in October 2003, and accordingly, such costs were no longer allocable. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives. Corporate depreciation and amortization expense was $8 million for each of the six-month periods ended March 31, 2005 and 2004.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

        At March 31, 2005, we had $1.842 billion of debt, $440 million of cash and equivalents (net debt of $1.402 billion, defined as total debt less cash and equivalents) and $688 million of shareholder's equity. This compares to $1.840 million of debt, $555 million of cash and equivalents (net debt of $1.285 billion) and $978 million of shareholder's equity at September 30, 2004. The increase in net debt resulted from the foreign currency exchange impact on our Sterling-denominated notes, offset by our quarterly repayment of our term loans under the senior secured credit facility. The principal factor for the reduction in shareholder's equity that occurred during the six months ended March 31, 2005 was the return of capital of $344 million paid in October 2004.

Cash Flows

        The following table summarizes our historical cash flows. The financial data for the six months ended March 31, 2005 and 2004 are unaudited and are derived from our interim financial statements included elsewhere herein.

	Successor	Combined	Successor	Predecessor
	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Cash provided by (used in):
Operating activities	$297	$350	$(2)	$352
Investing activities	(61)	(2,623)	(2,640)	17
Financing activities	(354)	2,718	2,700	18

Operating Activities

        Cash provided by operations was $297 million for the six months ended March 31, 2005, compared to cash provided by operations of $350 million for the six months ended March 31, 2004. The $53 million decrease in cash provided by operations resulted primarily from $52 million of higher interest payments associated with our leveraged capital structure and $60 million of cash payments related to our restructuring activities. An additional decrease in cash provided by operations related to the timing of bonus payments. These decreases were partially offset by higher business segment OIBDA of $79 million.

Investing Activities

        Cash used in investing activities was $61 million for the six months ended March 31, 2005, compared to $2.623 billion for the six months ended March 31, 2004. The decrease in cash used in investing activities primarily related to the cash purchase price of $2.638 billion, including transaction costs, paid in connection with the Acquisition. In addition, capital expenditures for the six months ended March 31, 2005 were $14 million compared to $24 million for the three months ended March 31, 2004.

Financing Activities

        Cash used in financing activities was $354 million for the six months ended March 31, 2005, compared to $2.718 billion of cash provided for the six months ended March 31, 2004. Cash flows from financing activities are not comparable from period to period. In 2004, we began operating as an independent company. However, in 2003, we were owned by Time Warner. As such, all of our cash requirements were funded by Time Warner and Time Warner received most of the cash generated by us through a centralized cash management system or use of shared international cash pooling arrangements. Consequently, except for principal payments on capital leases and certain net borrowings of third-party debt, which were not significant, all financing activities for the historical 2004 period related to movement of cash between Time Warner and us.

        Cash provided by financing activities for 2004 principally reflected activities to fund the purchase price paid in connection with the Acquisition, settle intercompany receivables and payables for the period preceding the Acquisition, and modify our initial capital structure by returning a portion of the initial capital contributed by the Investors. In particular, we borrowed $1.650 billion which was used primarily to fund a portion of the purchase price paid in connection with the Acquisition (including transaction costs) and to pay $78 million of financing-related debt issuance costs. We also received capital contributions of $1.250 billion from the Investors to fund a portion of the purchase price paid in connection with the Acquisition. Finally, with respect to the pre-acquisition, two-month period ended February 29, 2004, $114 million of net funding was received by Time Warner and used, in part, to repay $124 million of third-party indebtedness. Cash used in financing activities for the six months ended March 31, 2005 primarily relates to the quarterly term loan debt repayments of $6 million and the payment of a $344 million return of capital to our parent companies.

Liquidity

        Our primary sources of liquidity are the cash flow generated from our subsidiaries' operations, availability under the $250 million (less $4 million of outstanding letters of credit as of March 31, 2005) revolving credit portion of our senior secured credit facility and available cash and equivalents. These sources of liquidity are needed to fund our and Holdings' new debt service requirements, our seasonal working capital requirements, which typically peak during the first quarter, capital expenditure requirements and the remaining one-time costs associated with the execution of our restructuring plan to generate cost savings. As of March 31, 2005, our long-term debt consisted of $1.176 billion of borrowings (excluding $12 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility and $654 million of Acquisition Corp. Subordinated Notes. There have been no borrowings under the revolving portion of our senior secured credit facility as of March 31, 2005.

Senior secured credit facility

        The senior secured credit facility consists of a $1.188 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments requirements under the term loan portion of our facility in quarterly principal amounts of $3 million for the first six years and nine months, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in six years in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

        Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the revolving credit facility and the term loan facility was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings. As of March 31, 2005, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.00% and 2.00%, respectively, for borrowings under the revolving credit facility, and 1.50% and 2.50%, respectively, for borrowings under the term loan facility. The applicable margin for borrowings under both the revolving credit facility and the term loan facility are variable subject to changes in certain of our leverage ratios. Subsequent to March 31, 2005, we amended our senior secured credit agreement to lower the base rate and LIBOR margins for borrowings under the term loan facility to 0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody's (or if the ratings are lower, 1.00% and 2.00%, respectively).

        In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate was 0.50%. As of March 31, 2005, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

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

        Concurrent with the initial public offering of Parent, the Company obtained an additional term loan of $250 million. The borrowings under the new term loan are subject to base rate and LIBOR margins of 0.75% and 1.75%, respectively.

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

        The $847 million principal amount of Holdings' debt consists of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the "Holdings Floating Rate Notes"), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the "Holdings Discount Notes") and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the "Holdings PIK Notes", and collectively, the "Holdings Notes"). As of March 31, 2005, Holdings had $708 million of debt on its balance sheet relating to such securities, net of issuance discounts.

        The Holdings Floating Rate Notes bear interest at a quarterly, floating rate based on three-month LIBOR rates plus a margin equal to 4.375%. Interest is payable quarterly in cash beginning on December 15, 2005. The Holdings Floating Rate Notes mature on December 15, 2011.

        The Holding Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments are required. However, interest accrues on the Holdings Discount Notes in the from of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum. The Holdings Discount Notes mature on December 15, 2014.

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

Initial Common Stock Offering of Parent

        In March 2005, Parent's Board of Directors approved a registration statement on Form S-1 to be filed with the Securities and Exchange Commission in connection with a planned initial public offering of Parent's common stock (the "Initial Common Stock Offering"). Prior to the consummation of the Initial Common Stock Offering, Parent, among other things, renamed all of its outstanding shares of Class A Common Stock as common stock and authorized a 1,139 for 1 split of the Parent's common stock. Parent contributed the net proceeds from the Initial Common Stock Offering of $517 million to

Holdings as an equity capital contribution. Holdings will use all of such funds and $57 million of cash received through dividends from us to redeem all outstanding Holdings Floating Rate Notes, all outstanding Holdings PIK Notes and 35% of the aggregate principal amount of the outstanding Holdings Discount Notes, including redemption premiums and interest obligations through the date of redemption.

        In connection with the Initial Common Stock Offering, the Company declared dividends of $377 million to its immediate parent company, WMG Holdings Corp. The dividends will be used to redeem a portion of the Holdings Notes, to pay a dividend to the Investors of Parent, to pay the termination fee related to the termination of the Management Agreement with the Investor Group and to repurchase from Historic Time Warner the warrants issued as part of the initial purchase price of the Acquisition. When such dividends are paid, it will have the effect of reducing the Company's cash and equivalents, additional paid-in capital and shareholder's equity by $377 million.

        Also in connection with the Initial Common Stock Offering of Parent, we will pay one-time special bonuses of approximately $33 million to management and employees of the Company consisting of (a) approximately $20 million to be paid to certain holders of restricted stock and stock options to make employees whole for unfavorable certain tax consequences, (b) approximately $3 million to be paid to holders of stock options representing an adjustment as a result of the special dividend to be paid to the holders of Parent's Class L and Class A common stock and (c) approximately $10 million to substantially all of our employees who have no equity participation in Parent subsequent to the initial public offering. This will have the impact of decreasing cash and equivalents and stockholder's equity by $33 million when paid. See "Future Changes and Payments Relating to Executives Compensation" presented herein.

Dividends

        Parent has disclosed that they intend to pay regular quarterly dividends on their common stock outstanding in an amount not to exceed $80 million per year. We may be required to fund these dividends through dividends to our parent companies. The ability of Parent to pay this dividend is dependent on the cash flows and operations of the Company.

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

        The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Adjusted EBITDA as defined, and the calculation of fixed charge coverage and Net Indebtedness to Adjusted EBITDA ratios under our indenture for the most recently ended four fiscal quarters ended March 31, 2005. The terms and related calculations are defined in the indenture (in millions, except ratios).

Pro Forma
Twelve Months Ended March 31, 2005
Net loss	$(50)
Interest expense, net	141
Income tax expense	73
Depreciation and amortization	240
Management fees(a)	10
Restructuring costs(b)	26
Equity in losses of equity method investees(c)	2
Loss on repayment of bridge loan(d)	6
Non-cash compensation expense(e)	10

Adjusted EBITDA	458
Cost savings from Acquisition-related restructuring(f)	48

Adjusted pro forma EBITDA	$506

Fixed Charges(g)	109

Net Indebtedness	$1,402

Fixed Charges Coverage ratio(h)	4.64x

Net Indebtedness to Adjusted pro forma EBITDA ratio—(i)	2.77x

Net Senior Indebtedness to Adjusted pro forma EBITDA ratio—(i)	1.48x

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As discussed in Note 21 to our audited consolidated financial statements for the seven months ended September 30, 2004, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2005, other than as described below, there have been no material changes to the Company's exposure to market risk since September 30, 2004.

        As of March 31, 2005, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the balance of the fiscal year.

        During the six months ended March 31, 2005, the Company entered into additional interest rate swap agreements with a notional face amount of $597 million. Under these interest rate swap agreements, we agreed to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments. Based on the addition of the new interest-rate swap agreements, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of March 31, 2005 with no subsequent changes in rates for the remainder of the period.

        As previously described, Holdings issued approximately $450 million of variable-rate debt in December 2004. Although the Company is not a party to, or an obligor on, the Holdings Notes, the cash flow of the Company will be needed to service Holdings' interest obligations thereunder. Accordingly, each 25 basis point increase or decrease in interest rates would increase or decrease the Company's annual cash funding requirements by approximately $1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2005 and no subsequent change in rates for the remainder of the period. Additionally, in connection with the Initial Common Stock Offering, this variable debt will be repaid and no potential funding requirement will remain subsequent to the redemption date in relation to changes in interest rates.

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

        During the transition from a division of a multinational company to a stand alone business, our outside auditors advised the audit committee of our board of directors and our management that numerous entity level controls were limited or not in place, including the need for a permanent chief financial officer (who we have since hired) and additional skilled accounting and SEC experienced personnel to enhance the accounting department both domestically and internationally, the need to considerably enhance our documentation of our systems and controls and the need to develop and implement a formal code of conduct. In addition, our outside auditors noted that our domestic operations currently use different royalty systems, which has created certain complexities in reconciling royalty expense and payables. While we recognize that additional staff is needed to cope with current requirements in royalty processing until a new system can be developed, we may not be able to hire and train additional staff. Finally, our auditors noted that our overall controls at our print business are significantly deficient. On December 15, 2004, we entered into a definitive agreement to sell our print business to Alfred Publishing Co., Inc., subject to customary closing conditions. See also "Risk Factors—Our outside auditors have identified weaknesses in our internal controls that could affect our ability to ensure timely and reliable financial reports."

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

Changes in Internal Control over Financial Reporting

        We have already taken a number of actions to begin to address the items identified by our outside auditors and to provide reasonable assurances that the objectives of our Disclosure Controls and Internal Controls will be met including:

  •
  hiring a permanent chief financial officer;

  •
  establishing an audit committee and appointing an independent director who is a financial expert as the chair of the committee;

  •
  outsourcing our internal audit functions;

  •
  hiring external resources to lead our Section 404 evaluation efforts;

  •
  adopting a new code of conduct and hiring outside consultants to assist in the implementation of a new code of conduct;

  •
  hiring other accounting and SEC experienced personnel to enhance the accounting department;

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

        The Sarbanes-Oxley Act of 2002 and our being subject to the Securities Exchange Act of 1934, as amended, will require changes in some of our corporate governance and securities disclosure and compliance practices, and will require a review of our internal control procedures. For example, we are now required to have disclosure controls, which currently need to be improved. We expect these developments to increase our legal compliance and financial reporting costs. In addition, they could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. Finally, director and officer liability insurance for public companies like us has become more difficult and more expensive to obtain, and we may be required to accept reduced coverage or incur higher costs to obtain coverage that is satisfactory to us and our officers or directors. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude or additional costs we may incur as a result.

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

        We have already taken a number of actions to begin to address the items identified including:

  •
  hiring a permanent chief financial officer;

  •
  establishing an audit committee and appointing an independent director who is a financial expert as the chair of the committee;

  •
  outsourcing our internal audit functions;

  •
  hiring external resources to lead our Section 404 evaluation efforts;

  •
  adopting a new code of conduct and hiring outside consultants to assist in the implementation of the new code of conduct;

  •
  hiring additional outside resources to assist our internal personnel with royalties accounting and SEC reporting;

  •
  hiring other accounting and SEC experienced personnel to enhance the accounting department;

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

        Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While DVD-Audio, DualDisc and downloadable digital files are thought to represent potential new avenues for growth, no significant new legitimate audio format has yet emerged to take the place of the CD. The value of worldwide sales fell as the music industry witnessed a decline of 4.9% from 1999 to 2000, 5.7% from 2000 to 2001, 6.7% from 2001 to 2002 and 7.6% from 2002 to 2003. Although we believe that the recorded music industry should improve as evidenced by the year-over-year growth in U.S. music physical unit sales in 2004 and flat performance in overall (physical and digital) music unit sales globally in 2004, the best year-on-year trend in global music sales for five years according to the IFPI, the industry may relapse into a period of decline as witnessed from 1999 to 2003. We cannot assure you as to the timing or the extent of any improvement in the industry or that the evidence of improvement in 2004 based upon U.S. sales through the one-year period ending January 2, 2005 and global sales in the first half of 2004 will continue. For example, as of May 1, 2005, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 8.2% year-over-year. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

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

        The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, CDs and MP3 files. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. We are working to control this problem through litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. For instance, the Inducing Infringement of Copyrights Act of 2004 introduced in the Senate on June 22, 2004 was not enacted in 2004. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor, such as in the recent file-sharing cases in the U.S. and Canada, Metro-Goldwyn-Mayer Studios, Inc. et al vs. Grokster Ltd. et al, and BMG Canada Inc. et al vs. John Doe et al, respectively), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer. On March 29, 2005, the U.S. Supreme Court heard the appeal of the decision of the U.S. Court of Appeals for the 9th Circuit in the Grokster case. The issue to be decided by the Supreme Court is the liability of file sharing software developers and vendors for the copyright infringement that takes place on their services. Both the district court and the Ninth Circuit had found that Grokster and Streamcast could not be found contributorily and vicariously liable for the copyright infringement committed by the users of their services.

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

        On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served us with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General's subpoenas, we have been producing documents and expect to complete our production in May or June. We understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. It is too soon to predict the outcome of this investigation, but it has the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect our business, including our brand value.

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

        Our business is seasonal. For the twelve months ended March 31, 2005, we derived approximately 83% of our revenues from our Recorded Music business. In the recorded music business, purchases are heavily weighted towards the last three months of the calendar year which represent our first quarter under our new September 30 fiscal year. Historically, we have realized greater than 35% of recorded music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our new first fiscal quarter) material to our full-year performance. We realized 35% of recorded music calendar year net sales during the last three months of 2004. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our recorded music net sales for the last three months of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient recorded music net sales in such last three months, we may not be able to meet our debt service under the notes and Subordinated Notes other obligations.

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

        The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the six months ended March 31, 2005, approximately 54% of our revenues and 38% of our assets related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of March 31, 2005, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the balance of the fiscal year.

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

        California Labor Code Section 2855 ("Section 2855") limits the duration of time any individual can be bound under a contract for "personal services" to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in California to repeal Subsection (b) and then withdrawn. Legislation was introduced in New York to create a statute similar to Section 2855, which did not advance. There is no assurance that New York, California or any other state will not reintroduce or introduce similar legislation in the future. In fact, legislation similar to Section 2855 has recently been introduced in the New York Assembly. The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

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

        The Investor Group controls a majority of our capital stock on a fully diluted basis. In addition, representatives of the Investor Group occupy substantially all of the seats on our board of directors and pursuant to a stockholders agreement, will have the right to appoint all of the independent directors to our board. As a result, the Investor Group has the ability to control our policies and operations, including the appointment of management, the entering into of mergers, acquisitions, sales of assets, divestitures and other extraordinary transactions, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us and the amendment of our certificate of incorporation and bylaws. The Investor Group will have the ability to prevent any transaction that requires the approval of our board of directors or the stockholders regardless of whether or not other members of our board of directors or stockholders believe that any such transaction is in their own best interests. For example, the Investor Group could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, the Investor Group are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investor Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investor Group continues to hold a majority of our outstanding common stock the Investor Group will be entitled to nominate a majority of our board of directors, and will have the ability to effectively control the vote in any election of directors. In addition, so long as the Investor Group continues to own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

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

        We are highly leveraged. As of March 31, 2005, our total consolidated indebtedness was $1.842 billion. In addition, on May 13, 2005, we borrowed an additional $250 million under our amended senior secured credit facility as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity." We have an additional $250 million available for borrowing under the revolving portion of WMG Acquisition Corp.'s senior secured credit facility (less $4 million of current letters of credit).

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York served Warner Music Group with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General's inquiry, we have been producing documents and expect to complete our production in May or June. We also understand that the investigation has been expanded to include companies that own radio stations.

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

ITEM 5. OTHER INFORMATION

        Item 5 is not applicable and has been omitted.

ITEM 6. EXHIBITS

10.1	Restricted Stock Award, dated as of January 28, 2005, between Warner Music Group Corp. and David H. Johnson(1)
10.2	Separation Agreement and Release dated as of March 31, 2005 between Warner Music Inc. and Les Bider(2)
10.3	Employment Agreement dated as of March 7, 2005 between Warner/Chappell Music, Inc. and Richard Blackstone(3)
10.4	Restricted Stock Award Agreement dated as of March 7, 2005 between Warner Music Group Corp. and Richard Blackstone(3)
31.1	Certification of the Chief Executive Officer pursuant Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended**
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

**
Filed herewith

(1)
Incorporated by reference to Warner Music Group Corp.'s Registration Statement on Form S-1 (File No. 333-123249).

(2)
Incorporated by reference to WMG Acquisition Corp.'s Current Report on Form 8-K filed on April 11, 2005 (File No. 333-121322)

(3)
Incorporated by reference to WMG Acquisition Corp.'s Current Report on Form 8-K filed on April 11, 2005 (File No. 333-121322)

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2005

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

QuickLinks

WMG Acquisition Corp. Index
PART I—FINANCIAL INFORMATION
WMG Acquisition Corp. Consolidated Balance Sheets
WMG Acquisition Corp. Consolidated and Combined Statements of Operations (Unaudited) Three Months Ended March 31, 2005, One Month Ended March 31, 2004 and Two Months Ended February 29, 2004
WMG Acquisition Corp. Consolidated and Combined Statements of Operations (Unaudited) Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004
WMG Acquisition Corp. Consolidated and Combined Statements of Cash Flows (Unaudited) Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004
WMG Acquisition Corp. Consolidated and Combined Statements of Shareholder's and Group Equity (Unaudited)
WMG Acquisition Corp. Notes to Consolidated and Combined Interim Financial Statements (Unaudited)
WMG Acquisition Corp. Supplementary Information Condensed Consolidating Financial Statements (Unaudited)
WMG Acquisition Corp. Consolidating Balance Sheet (Unaudited) March 31, 2005
WMG Acquisition Corp. Consolidating Balance Sheet (Audited) September 30, 2004
WMG Acquisition Corp. Consolidating Income Statement (Unaudited) Three Months Ended March 31, 2005
WMG Acquisition Corp. Combining Income Statement (Unaudited) Six Months Ended March 31, 2005
WMG Acquisition Corp. Combining Income Statement (Unaudited) One Month Ended March 31, 2004
WMG Acquisition Corp. Combining Income Statement (Unaudited) Two Months Ended February 29, 2004
WMG Acquisition Corp. Combining Income Statement (Unaudited) Five Months Ended February 29, 2004
WMG Acquisition Corp. Consolidating Statement of Cash Flows (Unaudited) Six Months Ended March 31, 2005
WMG Acquisition Corp. Consolidating Statement of Cash Flows (Unaudited) One Month Ended March 31, 2004
WMG Acquisition Corp. Combining Statement of Cash Flows (Unaudited) Five Months Ended February 29, 2004
RISK FACTORS
Risks Related to the Business
Risks Related to our Leverage
PART II—OTHER INFORMATION
SIGNATURE