Form 10-Q
period 2005-03-31
WMG Acquisition Corp
filed 2005-05-16
CIK 1309987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-319161

WMG ACQUISITION CORP.

(Exact name of Registrant as specified in its charter)

Delaware	13-35665869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Rockefeller Plaza New York, NY 10019
(Address of principal executive offices)

(212) 275-2000
(Registrant’s telephone number, including area code)

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

As of May 13, 2005, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000.

WMG ACQUISITION CORP.

INDEX

Part I.	Financial Information
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004
Consolidated and Combined Statements of Operations for the Three Months Ended March 31, 2005, One Month Ended March 31, 2004 and Two Months Ended February 29, 2004
Consolidated and Combined Statements of Operations for the Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004
Consolidated and Combined Statements of Cash Flows for the Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004
Consolidated and Combined Statements of Shareholder’s and Group Equity for the Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004
Notes to Consolidated and Combined Interim Financial Statements
Supplementary Information—Condensed Consolidating Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II.	Other Information
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

WMG Acquisition Corp.

Consolidated Balance Sheets

	March 31, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents(a)	$440	$555
Accounts receivable, less allowances of $223 and $222 million	487	571
Inventories	66	65
Royalty advances expected to be recouped within one year	195	223
Deferred tax assets	42	38
Due from parent companies, net	1	—
Other current assets	58	86
Total current assets	1,289	1,538
Royalty advances expected to be recouped after one year	195	223
Investments	22	8
Property, plant and equipment, net	172	189
Goodwill	935	978
Intangible assets subject to amortization, net	1,894	1,937
Intangible assets not subject to amortization	100	100
Other assets	113	117
Total assets	$4,720	$5,090

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$206	$226
Accrued royalties	1,076	1,003
Taxes and other withholdings	26	10
Current portion of long-term debt	12	12
Other current liabilities	342	432
Total current liabilities	1,662	1,683
Long-term debt	1,830	1,828
Deferred tax liabilities, net	263	265
Other noncurrent liabilities	277	333
Due to parent companies	—	3
Total liabilities	4,032	4,112
Shareholder’s equity:
Common stock	—	—
Additional paid-in capital(a)	741	1,076
Retained deficit	(57)	(104)
Accumulated other comprehensive income (loss), net	4	6
Total shareholder’s equity(a)	688	978
Total liabilities and shareholder’s equity	$4,720	$5,090

(a) As described further in Note 13, concurrent with the initial public offering of Parent the Company has declared a dividend of approximately $316 million to its immediate parent, WMG Holdings Corp. When such dividends are paid, it will have the effect of reducing cash and equivalents, additional paid-in capital and the shareholder’s equity by $316 million.

See accompanying notes.

WMG Acquisition Corp.

Consolidated and Combined Statements of Operations (Unaudited)

Three Months Ended March 31, 2005, One Month Ended March 31 2004
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

See accompanying notes.

WMG Acquisition Corp.

Consolidated and Combined Statements of Operations (Unaudited)

Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and
Five Months Ended February 29, 2004

	Successor		Predecessor
	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(in millions)
Revenues(b)	$1,855	$245	$1,668
Costs and expenses:
Cost of revenues(a)(b)	(981)	(130)	(906)
Selling, general and administrative expenses(a)(b)	(624)	(97)	(610)
Impairment of goodwill and other intangible assets	—	—	(1,019)
Amortization of intangible assets	(93)	(15)	(97)
Restructuring costs	—	—	(8)
Total costs and expenses	(1,698)	(242)	(2,640)
Operating income (loss)	157	3	(972)

Interest expense, net(b)	(71)	(10)	(2)
Net investment-related losses	—	—	(9)
Equity in the losses of equity-method investees, net	(1)	(1)	(11)
Deal-related transaction costs and other costs	—	—	(63)
Other income (expense), net (b)	4	—	(7)
Loss before income taxes	89	(8)	(1,064)
Income tax (expense) benefit	(42)	1	(120)
Net income (loss)	$47	$(7)	$(1,184)

(a) Includes depreciation expense of:	$(28)	$(6)	$(31)
(b) Includes the following income (expenses) resulting from transactions with related companies:
Revenues	$—	$—	$25
Cost of revenues	—	—	(46)
Selling, general and administrative expenses	(5)	(1)	(42)
Interest expense, net	—	—	3
Other income (expense), net	—	—	(7)

See accompanying notes.

WMG Acquisition Corp.

Consolidated and Combined Statements of Cash Flows (Unaudited)

Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and
Five Months Ended February 29, 2004

	Successor		Predecessor
	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(in millions)
Cash flows from operating activities
Net income (loss)	$47	$(7)	$(1,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and other intangible assets	—	—	1,019
Depreciation and amortization	121	21	128
Deferred taxes	2	(2)	94
Non-cash interest expense	17	3	3
Net investment-related losses	—	—	9
Equity in the losses of equity-method investees, including distributions	1	1	11
Non-cash, stock-based compensation expense	9	—	—
Changes in operating assets and liabilities:
Accounts receivable	103	—	93
Inventories	1	(2)	(1)
Royalty advances	9	12	109
Accounts payable and accrued liabilities	(44)	6	32
Other balance sheet changes	31	(34)	39
Net cash provided by (used in) operating activities	297	(2)	352
Cash flows from investing activities
Acquisition of Old WMG	—	(2,638)	—
Investments and acquisitions	(48)	(2)	(16)
Investment proceeds	1	—	57
Capital expenditures	(14)	—	(24)
Net cash provided (used in) by investing activities	(61)	(2,640)	17
Cash flows from financing activities
Borrowings	—	1,650	—
Financing costs of borrowings	—	(78)	—
Debt repayments	(6)	(125)	(124)
Capital contributions (a)	—	1,250	262
(Decrease) increase in amounts due to parent companies	(4)	3	—
Decrease in amounts due from
Time Warner-affliliated companies	—	—	290
Dividends and return of capital paid	(344)	—	(410)
Net cash provided (used in) by financing activities	(354)	2,700	18
Effect of foreign currency exchange rate changes on cash	3	—	3
Net (decrease) increase in cash and equivalents	(115)	58	390
Cash and equivalents at beginning of period	555	471	81
Cash and equivalents at end of period	$440	$529	$471

(a)                                  Capital contribution for the one month ended March 31, 2004 excludes $35 million of non-cash consideration issued as part of the purchase price paid to Time Warner in the form of warrants.

See accompanying notes.

WMG Acquisition Corp.

Consolidated and Combined Statements of Shareholder’s and Group Equity

(Unaudited)

	Successor		Predecessor
	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
Balance at beginning of period (a)	$978	$1,691	$2,673

Adjustments to record the Acquisition:
Elimination of historical equity balances	—	(1,691)	—
Capital contributions	—	1,250	—
Pushdown of a portion of the purchase price funded by the issuance of warrants	—	35	—
Balance at March 1, 2004, adjusted to give effect to the Acquisition	—	1,285	—

Comprehensive income (loss):
Net income (loss) (b)	47	(7)	(1,184)
Foreign currency translation adjustment	(12)	(5)	24
Deferred gains on foreign exchange contracts	—	—	4
Deferred gains on derivative financial instruments	10	—	—
Total comprehensive income (loss)	45	(12)	(1,156)
Return of capital and dividends paid	(344)	—	(1,037)
Capital contributions	—	262
Decrease in amounts due from Time Warner-affiliated companies, net	—	—	949
Issuance of stock options and restricted stock	9	—	—
Balance at end of period	$688	$1,273	$1,691

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

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)

1.                                      Description of Business

WMG Acquisition Corp. (the “Company” or “New WMG”), is one of the world’s major music companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”).  Such predecessor interests formerly owned by Time Warner are hereinafter referred to as “Old WMG” or the “Predecessor”.  Effective March 1, 2004, the Company acquired Old WMG from Time Warner for approximately $2.6 billion (the “Acquisition”). The Company is a direct, wholly owned subsidiary of WMG Holdings Corp. (“Holdings”). Holdings, in turn, is a direct, wholly owned subsidiary of Warner Music Group Corp. (“Parent”, formerly known as WMG Parent Corp.). Parent, Holdings and the Company were formed in November 2003 by a private equity consortium of investors (the “Investor Group”) to facilitate the Acquisition.

The Company classifies its business interests into two fundamental areas: recorded music and music publishing.  A brief description of those operations is presented below.

Recorded Music Operations

The Company’s recorded music operations consist of the discovery and development of artists and the related marketing and distribution of recorded music produced by such artists.  In the United States, the Company’s operations are conducted principally through its major record labels - Warner Bros. Records and The Atlantic Records Group.  Internationally, the Company’s recorded music operations are conducted through its Warner Music International division (“WMI”) in over 50 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees.  The Company’s current roster of recording artists includes, among others, Cher, Enya, Eric Clapton, Faith Hill, Green Day, Josh Groban, Kid Rock, Linkin Park, Luis Miguel, Madonna, matchbox twenty, Metallica, Phil Collins and Red Hot Chili Peppers.

The Company’s recorded music operations also include a catalog division called Warner Strategic Marketing (“WSM”).  WSM specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of tracks to/from third parties for various uses, including film and television soundtracks.

The Company’s principal recorded-music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which primarily markets and distributes music products to retailers and wholesale distributors in the United States; a 90% interest in Alternative Distribution Alliance, an independent distribution company; various distribution centers and ventures operated internationally; and an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace.

1.                                      Description of Business (Continued)

The principal recorded-music revenue sources to the Company are sales of CDs, digital downloads and other recorded music products, and license fees received for the ancillary uses of its recorded music catalog.

Music Publishing Operations

The Company’s music publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music-publishing affiliates of the Company.  The Company owns or controls the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions.  Its catalog includes works from a diverse range of artists and composers, including George and Ira Gershwin, Barry Gibb, Cole Porter, Dido, Madonna, Moby, Nickelback, R.E.M. and Staind.  The Company also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Hallmark Entertainment.

The Company’s music publishing operations include Warner Bros. Publications U.S. Inc. (“Warner Bros. Publications”), one of the world’s largest publishers of printed music.  Warner Bros. Publications markets publications throughout the world containing works of such artists as Shania Twain, The Grateful Dead and Led Zeppelin.  However, in December 2004, the Company entered into an agreement to sell its printed music business to Alfred Publishing Co., Inc. (“Alfred Publishing”).  The sale is expected to close in the third quarter of fiscal 2005 and is subject to customary closing conditions.  See Note 3 for additional information.

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

Old Basis of Presentation

As previously described, the operations of the Company were under the control of Time Warner through the end of February 2004.  In January 2001, historic Time Warner was acquired by America Online Inc. (“AOL”) in a transaction hereinafter referred to as the “AOL Time Warner Merger”.  The AOL Time Warner Merger was accounted for under the purchase method of accounting.  Under the purchase method of accounting, the basis of the historical net assets included in the accompanying combined financial statements of the predecessor was adjusted, effective as of January 1, 2001, to reflect an allocable portion of the purchase price relating to the AOL Time Warner Merger.

For all periods prior to the closing of the Acquisition, the accompanying combined financial statements of the Predecessor reflect all assets, liabilities, revenues, expenses and cash flows directly attributable to Old WMG.  In addition, the accompanying combined financial statements include allocations of certain costs of Time Warner and Old WMG deemed reasonable by the Company’s management, in order to present the results of operations, financial position, changes in group equity and cash flows of Old WMG on a stand-alone basis.  The principal allocation methodologies are described below.  The financial information included herein does not necessarily reflect the results of operations, financial position, changes in group equity and cash flows of Old WMG in the future or what would have been reflected had Old WMG been a separate, stand-alone entity during the periods presented.  The income tax benefits and provisions, related tax payments and deferred tax balances have been prepared as if Old WMG operated as a stand-alone taxpayer for the periods presented.

For all periods prior to the closing of the Acquisition, certain general and administrative costs incurred by Time Warner have been allocated to the combined financial statements of Old WMG, including pension and other benefit-related costs, insurance-related costs and other general and administrative costs.  These cost allocations were determined based on a combination of factors, as appropriate, including Old WMG’s pro rata share of the revenues under the management of Old WMG and other more directly attributable methods, such as claim experience for insurance costs and employee-related attributes for pension costs.  The costs allocated to the Company are not necessarily indicative of the costs that would have been incurred if Old WMG had obtained such services independently, nor are they indicative of costs that will be charged or incurred in the future.  However, management believes that such allocations are reasonable.

Fiscal Year

In fiscal year 2004, in connection with the Acquisition, the Company changed its fiscal year-end to September 30th from November 30th. As such, the Company restated its prior quarters starting October 1, 2003, under the new fiscal year format, to enhance comparability between periods.

Interim Financial Statements

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim periods. The accompanying consolidated and combined interim financial statements should be read in conjunction with the audited consolidated and combined financial statements of the Company included in its Amendment No. 3 to Registration Statement No. 333-1213122 on Form S-4.

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

Reclassifications

Certain reclassifications have been made to the prior period’s financial information in order to conform to the current period’s presentation.

Amounts Due To/From Time Warner-Affiliated Companies

Prior to the closing of the Acquisition that was effective in March 2004, Old WMG had various commercial and financing arrangements with Time Warner and its affiliates.  To illustrate, Old WMG distributed home video product for Time Warner’s filmed entertainment division and the Old WMG’s financing requirements were funded by Time Warner.  Given the intercompany nature of these and other arrangements, the related payables and receivables generally were not settled through periodic cash payments and receipts.  Accordingly, except as noted below for income taxes, the net amounts due from all transactions with Time Warner-affiliated companies were classified as a reduction of group equity in the combined balance sheet for all periods prior to March 2004.

With respect to income taxes for all periods prior to the closing of the Acquisition that was effective in March 2004, the income tax benefits and provisions, related tax payments and deferred tax balances have been prepared as if Old WMG operated as a stand-alone taxpayer.  As such, while generally attributable to Time Warner or its subsidiaries because Old WMG’s taxable results were included in the consolidated income tax returns of Time Warner or its subsidiaries, all current and deferred tax liabilities for those periods were classified as liabilities in the combined balance sheet for all periods prior to March 2004.

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

Cash and Equivalents

Prior to the closing of the Acquisition, Old WMG had agreements with Time Warner, whereby all cash received or paid by Old WMG was included in, or funded by, clearing accounts or international cash pools within Time Warner’s centralized cash management system.  The average monthly balance of amounts due from Time Warner and its affiliates was $375 million and $603 million for the two-month and five-month periods ended February 29, 2004, respectively.

Stock-Based Compensation

Post-Acquisition

Effective March 1, 2004, in connection with the Acquisition, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) to account for all stock-based compensation plans adopted subsequent to the Acquisition.  Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

Change in Stock Option Estimate

In January 2004, the Company determined that the binomial method was a more accurate and appropriate methodology to calculate the fair value of the Company’s stock options.  All stock option grants subsequent to this date will be valued using the binomial method, while all stock option grants prior to this date will be valued using the Black-Scholes method on the original grant date.  This change in estimate does not have a material impact on the Company’s consolidated statement of operations.  During the three-month and six-month periods ended March 31, 2005, the Company recorded expenses related to its stock-based awards of $7 million and $9 million, respectively.

Pre-Acquisition

Prior to the Acquisition, certain employees of Old WMG participated in various Time Warner stock option plans.  In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, compensation cost for stock options or other equity-based awards granted to employees was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award over the amount an employee must pay to acquire the stock.  Generally, the exercise price for stock options granted to employees equaled or exceeded the fair market value of Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by Old WMG.  For any awards that generated compensation expense as defined under APB 25, Old WMG calculated the amount of compensation expense and recognized the expense over the vesting period of the award.

Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, Old WMG’s net loss for all periods presented prior to the closing of the Acquisition would have been as follows:

	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Net loss:
As reported	$(38)	$(1,184)
Pro forma	$(44)	$(1,202)

3.                                      Acquisitions and Dispositions

Bad Boy Records LLC Joint Venture

On April 8, 2005, the Company entered into an agreement with an affiliate of Sean ‘‘P. Diddy’’ Combs to form Bad Boy Records LLC (“Bad Boy”), a joint venture, owned 50% by the Company and 50% by the affiliate. The Company purchased its 50% membership interest in Bad Boy Records LLC for approximately $30 million in cash. The joint venture includes catalog and roster artists such as Notorious B.I.G., Mario Winans, Mase, Carl Thomas, B5 and P. Diddy. Mr. Combs will be the CEO of the joint venture and will supervise its staff and day-to-day operations. The Company will provide funding, marketing, promotion and certain back-office services for the joint venture. The transaction will be accounted for under the purchase method of accounting during the third quarter of fiscal 2005. Under the purchase method of accounting, the acquisition cost of approximately $30 million would be allocated to the Company’s share of Bad Boy’s underlying net assets based on their respective fair values. The excess of the purchase price over the Company’s share of the estimated fair values of the net assets acquired will be recorded primarily as goodwill.

Sale of Warner Bros. Publications

In December 2004, the Company entered into an agreement to sell Warner Bros. Publications, which conducts the Company’s printed music operations, to Alfred Publishing. As part of the transaction, the Company agreed to license the right to use its music publishing copyrights in the exploitation of printed sheet music and songbooks for a twenty-year period of time. No gain or loss is expected to be recognized on the transaction as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. The sale is expected to close in the third quarter of fiscal year 2005 and is subject to customary closing conditions.

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

Maverick

In November 2004, the Company acquired an additional 30% interest in Maverick Recording Company (‘‘Maverick’’) from its existing partner for approximately $17 million and certain amounts previously owed by such partner to the Company. The transaction was accounted for under the purchase method of accounting and the purchase price has been allocated to the underlying net assets of Maverick in proportion to the estimated fair value, principally artist contracts and recorded music catalog. As part of the transaction, the Company and the remaining partner in Maverick entered into an agreement pursuant to which either party can elect to have the Company purchase the remaining 20% interest in Maverick that it does not own by December 2007.

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

Purchase accounting adjustments represent changes to the initial estimates of restructuring costs arising from the Acquisition and fair value adjustments determined in connection with the Company’s finalization of purchase price allocation related to the Acquisition.

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

The increase in the Company’s gross intangible assets represents the allocation of the purchase price of the Company’s acquisition of an additional interest in Maverick to the net assets acquired, principally music copyrights of approximately $17 million and artist contracts of approximately $16 million, and the acquisition of approximately $17 million of publishing rights during the six months ended March 31, 2005.

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

During the six months ended March 31, 2005, the Company revised its original estimates of restructuring costs based on the restructuring plans already implemented. This resulted in an overall reduction in the restructuring costs of approximately $33 million. The Company’s restructuring liabilities and goodwill as of March 31, 2005 has been reduced by such amounts.  As of March 31, 2005, the Company had approximately $86 million of liabilities for Acquisition-related restructuring costs recorded in its balance sheet.  These liabilities represent estimates of future cash obligations for all restructuring activities that had been implemented, as well as for all restructuring activities that had been committed to by management but have yet to occur.  The outstanding balance of these liabilities primarily relate to extended payment terms for severance obligations and long-term lease obligations for vacated facilities.  These remaining obligations are expected to be settled by 2019.  We expect to pay a majority of the remaining costs in 2005 and 2006.

	Employee Terminations	Other Exit Costs	Total
	(in millions)

Initial accrual in 2004	$164	$143	$307
Cash paid in 2004	(92)	(13)	(105)
Non-cash reduction in 2004 (a)	(1)	(22)	(23)
Liability as of September 30, 2004	71	108	179
Cash paid in the six months ended March 31, 2005	(38)	(22)	(60)
Non-cash reduction in the six months ended March 31, 2005(a)	2	(35)	(33)
Liability as of March 31, 2005	$35	$51	$86

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

The Company’s long-term debt consists of:

	March 31, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,188	1,194
	1,188	1,194
Subordinated notes:
7.375% U.S. dollar-denominated Notes due 2014	465	465
8.125% Sterling-denominated Notes due 2014	189	181
	654	646
Total debt	1,842	1,840
Less current portion	(12)	(12)
Total long-term debt	$1,830	$1,828

As described further in Note 13, the Company has obtained an amendment to its senior secured credit facility to provide for, among other things, an additional term loan of $250 million which the Company has obtained concurrent with the initial common stock offering of Parent, a reduction in the margin applicable to the term loan and more flexibility under certain restrictive covenants.

Holdings Debt

In December 2004, Holdings, the Company’s direct parent, issued $847 million principal amount of debt. The Company is not a party to, or an obligor of, any of Holdings’ debt. However, Holdings is a holding company with no independent operations or assets other than its interest in the Company. Accordingly, Holdings’ ability to service its debt obligations is dependent on the cash flows and operations of the Company.

Holdings’ $847 million principal amount of debt consist of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the ‘‘Holdings Floating Rate Notes’’), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the ‘‘Holdings Discount Notes’’), and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the ‘‘Holdings PIK Notes’’, and collectively, the ‘‘Holdings Notes’’). The gross proceeds of $696 million received from the issuance of the Holdings Notes were used to (i) redeem the remaining shares of cumulative preferred stock of Holdings at a redemption price of $209 million, including $9 million of accrued and unpaid dividends, (ii) pay a return of capital to Parent and its shareholders in the aggregate amount of $472 million, of which all but $7 million was distributed to Parent’s shareholders as of March 31, 2005, and (iii) pay debt related issuance costs of approximately $15 million.  The remaining $7 million was distributed to Parent’s shareholders in May 2005.

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

The Holdings Notes are unsecured and subordinated to all of Holdings’ existing and future secured debt, including Holdings’ guarantee of borrowings by the Company under the Company’s senior secured credit facility. In addition, the Holdings Notes are structurally subordinated to the subordinated notes of the Company.

The indentures limit Holdings’ ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose off all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries.

As described further in Note 13, a portion of the proceeds from the initial common stock offering of Parent were used to redeem all outstanding Holdings Floating Rate Notes, all outstanding Holdings PIK Notes and 35% of the aggregate principal amount of the outstanding Holdings Discount Notes, including redemption premiums and interest obligations through the date of redemption.

8.                                      Shareholder’s Equity

Return of Capital

In the fall of 2004, the Company used its available excess cash to pay a return of capital to Holdings, its direct parent, in the amount of approximately $352 million. Of such aggregate amount, approximately $8 million was declared and paid in September 2004 and the balance of approximately $344 million was declared and paid in October 2004. Accordingly, whereas the September 2004 dividend was reflected in the Company’s fiscal 2004 audited financial statements, the October 2004 dividend has been reflected in the accompanying interim financial statements.

9.                                      Stock-Based Compensation

Long-Term Incentive Plan and Other Equity Issuances

In December 2004, the Board of Directors of the Company approved a long-term incentive plan (the ‘‘LTIP Plan’’) for employees or directors of the Company and any of its affiliates. 1,355,066 shares of common stock of Parent were authorized under the plan. During the six months ended March 31, 2005, pursuant to certain contractual arrangements or in connection with the LTIP Plan, the Company granted 1,271,124 service-based stock options and 2,542,248 performance-based options to purchase shares of Parent’s common stock to certain employees of the Company. During the six months ended March 31, 2005, the Company allowed certain employees to purchase 1,496,646 restricted shares of Parent’s common stock and awarded certain employees 239,190 restricted shares of Parent’s common stock.

Payments Relating to Executive Compensation

The Company determined that certain shares of Parent’s restricted stock issued in 2004 and early 2005 may have been sold at prices below fair market value on the applicable date of sale and certain options to purchase shares of Parent’s stock granted may have had exercise prices below fair market value on the applicable date of grant.  As a result, certain U.S. employee holders of the restricted stock who made elections under Section 83(b) of the Internal Revenue Code will be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004, signed into law in October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provides transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of restricted stock or options may be subject to similar or other related issues. In order for the Company to address these issues, on April 11, 2005, the compensation committee, based on a re-assessment of fair market values on the applicable dates, approved the actions discussed below.

Restricted Stock

The Company is authorized to pay each employee who purchased restricted stock at prices that were below fair market value on the date of purchase a cash bonus. The cash bonus payable to those employees who made a Section 83(b) election will be an amount equal to the tax liability incurred by the employee as of the date of purchase based on any difference between the re-determined purchase date fair market value and the amount originally paid by the employee, plus an amount necessary to pay the taxes on the bonus. The bonus that would be payable to each of those employees who did not make a Section 83(b) election or the applicable foreign equivalent would be an amount reflecting an estimate of the additional tax which would be payable by the employee at the time the restricted stock is scheduled to vest due to that taxable amount being subject to ordinary income rather than capital gains tax rates, and assuming that the re-determined value of the stock remains constant over the vesting period, adjusted down to reflect a present value discount based on the earliest possible vesting dates. The Company would also pay these employees an amount necessary to pay the taxes on the bonus.   This would result in total cash payments of approximately $10 million, which the Company expects to pay in the third quarter of this fiscal year.

Options

The Company expects to revise the exercise prices of certain options to purchase Parent’s stock to prices equal to the applicable re-determined fair market values of the common stock on the dates of the respective grants. To compensate the grantees for the loss of value represented by this adjustment to the option exercise prices, the Company expects to pay each affected employee a cash bonus in an amount equal to the excess of the adjusted aggregate exercise price of the employee’s options over the original aggregate exercise price of the employee’s options, adjusted down to reflect a present value discount based on the earliest possible exercise dates. In connection with the revision of the exercise prices of certain option grants, the Company will remeasure the aggregate compensation expense relating to such grants.  This would result in total cash payments of approximately $9 million, which the Company expects to pay in the third quarter of this fiscal year.

Further, in connection with the cash dividends Parent intends to declare to the holders of its Class L Common Stock and Class A Common Stock, as described in Note 13, the Company intends to make an adjustment to all options outstanding at the time of declaration of the dividend. The adjustment would consist of a cash make-whole payment consisting of an amount equal to the pro rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend adjusted down to reflect a present value discount based on the earliest possible exercise dates. This would result in a cash payment of approximately $5 million, which the Company intends to pay when Parent declares and pays the dividend to its stockholders.

10.                               Commitments and Contingencies

Litigation

The Company is subject to a number of state and federal class action lawsuits, as well as an action brought by a number of state Attorneys General alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies. The parties to the federal action commenced by the Attorneys General have entered into a settlement agreement. On July 9, 2003, the Court entered a final judgment approving the settlement. In one of the two remaining lawsuits, Ottinger v. EMI Music, Inc., et al., the Court entered an order granting final approval of the settlement on January 21, 2004. In the other action, In re Compact Disc. Antitrust Litig., which was brought by individual retailers of compact discs alleging unlawful horizontal agreements to fix the prices of compact discs by the major record companies, on July 29, 2004, the Court denied the parties’ motion to grant final approval to the settlement. On August 30, 2004, plaintiffs filed a Second Amended Consolidated Complaint adding additional individual retailers as named plaintiffs in the litigation, which the Company answered, denying all claims, on September 15, 2004. On October 22, 2004, the parties reached an agreement in principle on the terms of a settlement. The Company does not expect the final terms of that settlement to differ materially from the settlement agreement previously entered into by the parties. On February 2, 2005, the court entered a Stipulation of Dismissal with Prejudice of the entire action.

On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served Warner Music Group with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General’s subpoenas, we have been producing documents and expect to complete our production in May or June. We also understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. It is too soon to predict the outcome of this investigation but it has the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect the Company’s business, including its brand value.

In addition to the State of New York investigation discussed above, the Company is involved with employment claims and other legal proceedings that are incidental to its normal business activities. It is possible that an adverse outcome on any of these matters could result in a material effect on the Company’s consolidated financial statements. Due to the preliminary status of many of these matters, the Company is unable to predict the outcome or determine a range of loss at this time.

Management/ Monitoring Agreement

As described in Note 19 to the Company’s audited consolidated financial statements for the seven months ended September 30, 2004, the Company and its direct and indirect parents entered into a management monitoring agreement (the “Management Agreement”) with the Investor Group in connection with the Acquisition.

Under the Management Agreement, the Company or its direct and indirect parents are required to pay the Investor Group an aggregate annual fee of $10 million per year (the “Periodic Fees”) in consideration for ongoing consulting and management advisory services. In addition, in the case of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company or its direct and indirect parents, the Management Agreement requires the Company or its parents to pay the Investor Group an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). The Management Agreement also requires the Company or its direct and indirect parents to pay the reasonable expenses of the Investor Group in connection with, and indemnify them for liabilities arising from, the Management Agreement, the Acquisition and any related transactions, their equity investment in the Company or its direct and indirect parents, their operations, and the services they provide to the Company or its parents.

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

As described further in Note 13, the Company, along with its direct and indirect parents, has terminated the Management Agreement for an approximate $73 million termination fee.

11.          Derivative Financial Instruments

During the six months ended March 31, 2005, the Company entered into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. As of March 31, 2005, the Company had total national amounts hedged under these agreements of $897 million and recorded deferred gains in comprehensive income of $6 million.

12.                               Segment Information

As discussed more fully in Note 1, based on the nature of its products and services, the Company classifies its business interests into two fundamental areas:  recorded music and music publishing.  Information as to each of these operations is set forth below.

The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets (“OIBDA”).  The Company has supplemented its analysis of

OIBDA results by segment with an analysis of operating income (loss) by segment.

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included elsewhere herein.  The Company accounts for intersegment sales at fair value as if the sales were to third parties.  While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation or combination and, therefore, do not themselves impact consolidated or combined results.

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

14.                               The Initial Common Stock Offering of Parent

In March 2005, Parent’s Board of Directors approved a registration statement on Form S-1 to be filed with the Securities and Exchange Commission in connection with a planned initial public offering of Parent’s common stock (the ‘‘Initial Common Stock Offering’’). Prior to the consummation of the Initial Common Stock Offering, Parent, among other things, renamed all of its outstanding shares of Class A Common Stock as common stock and authorized a 1,139 for 1 split of the Parent’s common stock (the “Recapitalization”). Accordingly, the disclosures related to stock-based compensation in these historical financial statements have been restated to reflect the Recapitalization for all periods occurring after the Acquisition that was effective as of March 1, 2004.

Parent received approximately $    million in net proceeds from the closing of this offering in May 2005, which was contributed to Holdings as an equity capital contribution.  Holdings used $574 million of such funds to redeem all outstanding Holdings Floating Rate Notes, all outstanding Holdings PIK Notes and 35% of the aggregate principal amount of the outstanding Holdings Discount Notes, including redemption premiums and interest obligations through the date of redemption.

Further, concurrent with the Initial Common Stock Offering, Parent (i) terminated the Management Agreement with the Investors and pay an approximate $73 million termination fee (ii) paid certain special one-time bonuses to employees of the Company totaling $35 million (iii) paid dividends of approximately $150 million to its Class L and Class A stockholders and (iv) repurchased Historic Time Warner’s three-year warrants at a cost at approximately $166 million (collectively, the “Concurrent Transactions”). The dividend to Parent’s stockholders and the cost to repurchase the warrants were funded through a one-time dividend declared by the Company to its parent companies using a portion of the cash on hand plus the proceeds from $250 million of new term loan borrowings under the Company’s new amendment to the senior secured credit facility. As part of the Concurrent Transactions, the Company obtained an amendment to its senior secured credit facility to provide for, among other things, an additional $250 million of term loan, a reduction in the margin applicable on the term loan, more flexibility under certain restrictive covenants, the ability to use the proceeds from the Initial Common Stock Offering to repay part of Holdings indebtedness and to consummate certain of the Concurrent Transactions.

Supplementary Information

Condensed Consolidating Financial Statements (Unaudited)

WMG Acquisition Corp. (the “Company” or “New WMG”), is one of the world’s major music companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”).  Such predecessor interests formerly owned by Time Warner are hereinafter referred to as “Old WMG”.  Effective March 1, 2004, the Company acquired Old WMG from Time Warner for approximately $2.6 billion.

New WMG has issued (i) $465 million principal amount of 7.375% Senior Subordinated Notes due 2014 and (ii) 100 million Sterling principal amount of 8.125% Senior Subordinated notes due 2014 (the “Notes”).  The Notes are guaranteed by all of New WMG’s domestic wholly owned subsidiaries on a senior subordinated basis.  These guarantees are full, unconditional, joint and several.  The following condensed consolidating financial statements are presented for the information of the holders of the Notes and present the results of operations, financial position and cash flows of (i) New WMG, which is the issuer of the Notes, or its predecessor Old WMG, (ii) the guarantor subsidiaries of New WMG, (iii) the non-guarantor subsidiaries of New WMG and (iv) the eliminations necessary to arrive at the information for New WMG on a consolidated or Old WMG on a combined basis.  Investments in consolidated or combined subsidiaries are presented under the equity method of accounting.  There are no restrictions on New WMG’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

Consolidating Balance Sheet (Unaudited)

March 31, 2005

	New WMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$2	$215	$223	$—	$440
Accounts receivable, net	26	228	233	—	487
Inventories	—	36	30	—	66
Royalty advances expected to be recouped within one year	—	102	93	—	195
Deferred tax assets	—	25	17		42
Due from parent companies, net	1	—	—		1
Other current assets	—	14	44		58
Total current assets	29	620	640		1,289

Royalty advances expected to be recouped after one year	—	102	93	—	195
Investments in and advances to (from) consolidated subsidiaries	2,257	471	(278)	(2,450)	—
Intercompany notes receivable	189	—	—	(189)	—
Investments	—	16	6	—	22
Property, plant and equipment	—	114	58	—	172
Goodwill	—	248	687	—	935
Intangible assets subject to amortization	—	1,203	691		1,894
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	85	3	25		113

Total assets	$2,560	$2,877	$1,922	$(2,639)	$4,720

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$113	$93	$—	$206
Accrued royalties	—	565	511	—	1,076
Taxes and other withholdings	—	—	26		26
Current portion of long-term debt	12	—	—	—	12
Other current liabilities	30	115	197	—	342
Total current liabilities	42	793	827	—	1,662

Long-term debt	1,830	—	—	—	1,830
Intercompany notes payable	—	—	189	(189)	—
Deferred tax liabilities, net	—	25	238	—	263
Other noncurrent liabilities	—	181	96		277
Total liabilities	1,872	999	1,350	(189)	4,032

Shareholder’s equity	688	1,878	572	(2,450)	688

Total liabilities and shareholder’s equity	$2,560	$2,877	$1,922	$(2,639)	$4,720

Consolidating Balance Sheet (audited)

September 30, 2004

	New WMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Assets:
Current assets:
Cash and cash equivalents	$2	$433	$120	$—	$555
Accounts receivable, net	24	278	269	—	571
Inventories	—	37	28	—	65
Royalty advances expected to be recouped within one year	—	122	101	—	223
Deferred tax assets	—	24	14	—	38
Other current assets	4	13	69	—	86
Total current assets	30	907	601	—	1,538

Royalty advances expected to be recouped after one year	—	124	99	—	223
Investments in and advances to (from) consolidated subsidiaries	2,556	6	(269)	(2,293)	—
Intercompany notes receivable	188	—	—	(188)	—
Investments	—	11	(3)	—	8
Property, plant and equipment	—	127	62	—	189
Goodwill	—	274	704	—	978
Intangible assets subject to amortization	—	1,253	684	—	1,937
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	93	12	12	—	117
Total assets	$2,867	$2,814	$1,890	$(2,481)	$5,090

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$116	$110	$—	$226
Accrued royalties	—	511	492	—	1,003

Taxes and other withholdings	—	4	6	—	10
Current portion of long-term debt	12	—	—	—	12
Other current liabilities	42	139	251	—	432
Total current liabilities	54	770	859	—	1,683

Long-term debt	1,828	—	—	—	1,828
Intercompany notes payable	—	—	188	(188)	—
Deferred tax liabilities, net	—	24	241	—	265
Other noncurrent liabilities	4	209	124	(4)	333
Due to WMG Parent Corp.	3	—	—	—	3
Total liabilities	1,889	1,003	1,412	(192)	4,112

Shareholder’s equity	978	1,811	478	(2,289)	978

Total liabilities and shareholder’s equity	$2,867	2,814	$1,890	$(2,481)	$5,090

Consolidating Income Statement (Unaudited)

Three Months Ended March 31, 2005

	New WMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)

Revenues	$—	$	$	$(140)	$
Costs and expenses:
Costs of revenues	—	(243)	(296)	139	(400)
Selling, general and administrative expenses	(2)	(150)	(142)	1	(293)
Amortization of intangible assets	—	(32)	(15)	—	(47)

Total costs and expenses	(2)	(425)	(453)	140	(740)

Operating income (loss)	(2)	20	9	—	27

Interest expense, net	(27)	(5)	(3)	—	(35)
Equity gains from consolidated subsidiaries	21	2	—	(23)	—

Income (loss) before income taxes	(8)	17	6	(23)	(8)
Income tax (expense) benefit	(10)	(8)	(6)	14	(10)

Net income (loss)	$	$	$	$	$

Combining Income Statement (Unaudited)

Six Months Ended March 31, 2005

	New WMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)

Revenues	$—	$972	$1,131	$(248)	$1,855
Costs and expenses:
Costs of revenues	—	(522)	(703)	244	(981)
Selling, general and administrative expenses	(5)	(322)	(301)	4	(624)
Amortization of intangible assets	—	(64)	(29)	—	(93)

Total costs and expenses	(5)	(908)	(1,033)	248	(1,698)

Operating income (loss)	(5)	64	98	—	157

Interest expense, net	(54)	(10)	(7)	—	(71)
Equity in the losses of equity-method investees, net	—	—	(1)	—	(1)
Equity gains from consolidated subsidiaries	144	64	—	(208)	—
Other income, net	4	—	—	—	4

Income (loss) before income taxes	89	118	90	(208)	89
Income tax (expense) benefit	(42)	(32)	(34)	66	(42)

Net income (loss)	$47	$86	$56	$(142)	$47

Combining Income Statement (Unaudited)

One Month Ended March 31, 2004

	New WMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)

Revenues	$—	$200	$132	$(87)	$245
Costs and expenses:
Costs of revenues	—	(131)	(80)	81	(130)
Selling, general and administrative expenses	(1)	(54)	(48)	6	(97)
Amortization of intangible assets	—	(11)	(4)	—	(15)
Total costs and expenses	(1)	(196)	(132)	87	(242)
Operating income (loss)	(1)	4	—	—	3
Interest expense, net	(8)	(2)	—	—	(10)
Equity in the losses of equity-method investees, net	—	—	(1)	—	(1)
Equity gains from consolidated subsidiaries	1	5	—	(6)	—
Income (loss) before income taxes	(8)	7	(1)	(6)	(8)
Income tax (expense) benefit	1	—	1	(1)	1
Net income (loss)	$(7)	$7	$—	$(7)	$(7)

Combining Income Statement (Unaudited)

Two Months Ended February 29, 2004

	Old WMG(a)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Old WMG Combined
	(in millions)

Revenues		$279	$303	$(92)	$490
Costs and expenses:
Costs of revenues		(178)	(176)	96	(258)
Selling, general and administrative expenses		(89)	(126)	(4)	(219)
Amortization of intangible assets		(30)	(7)	—	(37)

Total costs and expenses		(297)	(309)	92	(514)

Operating income (loss)		(18)	(6)	—	(24)

Interest expense, net		2	(1)	—	1
Net investment-related (losses) gains		(1)	1	—	—
Equity in the losses of equity-method investees, net		(1)	(1)	—	(2)
Equity losses from consolidated subsidiaries		(19)	—	19	—
Other expense, net		1	(1)	—	—

(Loss) profit before income taxes		(36)	(8)	19	(25)
Income tax (expense) benefit		(20)	(9)	16	(13)

Net (loss) income		$(56)	$(17)	$35	$(38)

(a) For periods prior to the Acquisition, New WMG did not exist.

Combining Income Statement (Unaudited)

Five Months Ended February 29, 2004

	Old WMG(a)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Old WMG Combined
	(in millions)

Revenues		$860	$1,026	$(218)	$1,668
Costs and expenses:
Costs of revenues		(502)	(622)	218	(906)
Selling, general and administrative expenses		(290)	(320)	—	(610)
Impairment of goodwill and other intangible assets		(1,014)	(5)	—	(1,019)
Amortization of intangible assets		(80)	(17)	—	(97)
Restructuring costs		(7)	(1)	—	(8)
Total costs and expenses		(1,893)	(965)	218	(2,640)
Operating (loss) income		(1,033)	61	—	(972)
Interest expense, net		2	(4)	—	(2)
Net investment-related (losses) gains		—	(9)	—	(9)
Equity in the losses of equity-method investees, net		(3)	(8)	—	(11)
Equity losses from consolidated subsidiaries		(17)	—	17	—
Deal-related transaction and other costs		(63)	—	—	(63)
Other expense, net		(5)	(2)	—	(7)
(Loss) profit before income taxes		(1,119)	38	17	(1,064)
Income tax (expense) benefit		(113)	(143)	136	(120)
Net loss		$(1,232)	$(105)	$153	$(1,184)

(a) For periods prior to the Acquisition, New WMG did not exist.

Consolidating Statement of Cash Flows (Unaudited)

Six Months Ended March 31, 2005

	New WMG	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	$47	$86	$56	$(142)	$47
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	85	36	—	121
Deferred taxes	—	—	2	—	2
Non-cash interest expense	6	11	—	—	17
Equity in the losses of equity-method investees, including distributions	—	—	1	—	1
Non-cash, stock-based compensation expense	—	7	2	—	9
Equity losses from consolidated subsidiaries	(102)	(40)	—	142	—
Changes in operating assets and liabilities:
Accounts receivable	(2)	50	55		103
Inventories	—	1	—	—	1
Royalty advances	—	1	8	—	9
Accounts payable and accrued liabilities	(6)	39	(77)	—	(44)
Other balance sheet changes	23	(28)	36	—	31
Net cash provided by (used in) operating activities	(34)	212	119	—	297

Cash flows from investing activities:
Investments and acquisitions	—	(24)	(24)	—	(48)
Investment proceeds	—	1	—	—	1
Capital expenditures	—	(9)	(5)	—	(14)
Net cash used in investing activities	—	(32)	(29)	—	(61)

Cash flows from financing activities:
Debt repayments	(6)	—	—	—	(6)
Change in intercompany	388	(398)	10	—	—
Decrease in amounts due to parent companies	(4)	—	—	—	(4)
Dividends paid	(344)	—	—	—	(344)
Net cash provided by (used in) financing activities	34	(398)	10	—	(354)
Effect of foreign currency exchange rate changes on cash	—	—	3		3
Net increase in cash and equivalents	—	(218)	103	—	(115)
Cash and equivalents at beginning of period	2	433	120	—	555
Cash and equivalents at end of period	$2	$215	$223	$—	$440

Consolidating Statement of Cash Flows (Unaudited)

One Month Ended March 31, 2004

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(7)	$7	$—	$(7)	$(7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	15	6	—	21
Deferred taxes	—	—	(2)	—	(2)
Non-cash interest expense	1	2	—	—	3
Equity in the losses of equity-method investees, including distributions	—	—	1	—	1
Equity gains from consolidated subsidiaries	(2)	(5)	—	7	—
Changes in operating assets and liabilities:
Accounts receivable	—	(36)	36	—	—
Inventories	—	(3)	1	—	(2)
Royalty advances	—	—	12	—	12
Accounts payable and accrued liabilities	2	3	1	—	6
Other balance sheet changes	2	(12)	(24)	—	(34)
Net cash provided by (used in) operating activities	(4)	(29)	31	—	(2)

Cash flows from investing activities:
Acquisition of Old WMG	(2,638)	—	—	—	(2,638)
Investments and acquisitions	—	(1)	(1)	—	(2)
Net cash used in investing activities	(2,638)	(1)	(1)	—	(2,640)

Cash flows from financing activities:
Borrowings	1,650	—	—	—	1,650
Financing costs of borrowings	(78)	—	—	—	(78)
Debt repayments	—	—	(125)		(125)
Capital contributions	1,250	—	—	—	1,250
Increase in amounts due to parent companies	3	—	—	—	3
Change in intercompany	(183)	361	(178)	—	—
Net cash provided by (used in) financing activities	2,642	361	(303)	—	2,700
Effect of foreign currency exchange rate changes on cash	—	—	—	—	—
Net increase in cash and equivalents	—	331	(273)	—	58
Cash and equivalents at beginning of period	—	29	442	—	471
Cash and equivalents at end of period	$—	$360	$169	$—	$529

Combining Statement of Cash Flows (Unaudited)

Five Months Ended February 29, 2004

	Old WMG(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Old WMG Combined
	(in millions)
Cash flows from operating activities:
Net loss		$(1,232)	$(105)	$153	$(1,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill and other intangible assets		1,014	5	—	1,019
Depreciation and amortization		104	24	—	128
Deferred taxes		(25)	119	—	94
Non-cash interest expense		3	—	—	3
Net investment-related losses (gains)		—	9	—	9
Equity in the losses of equity-method investees, including distributions		3	8	—	11
Equity losses from consolidated subsidiaries		153	—	(153)	—
Changes in operating assets and liabilities:
Accounts receivable		66	27	—	93
Inventories		(1)	—	—	(1)
Royalty advances		79	30	—	109
Accounts payable and accrued liabilities		22	10	—	32
Other balance sheet changes		(31)	70	—	39
Net cash provided by (used in) operating activities		155	197	—	352

Cash flows from investing activities:
Investments and acquisitions		(1)	(15)	—	(16)
Investment proceeds		38	19	—	57
Capital expenditures		(18)	(6)	—	(24)
Net cash provided by (used in) investing activities		19	(2)	—	17

Cash flows from financing activities:
Debt repayments		—	(124)	—	(124)
Capital contributions		224	457	(419)	262
Decrease (increase) in amounts due from Time Warner-affiliated companies		(171)	491	(30)	290
Dividends paid		(202)	(657)	449	(410)
Net cash provided by (used in) financing activities		(149)	167	—	18
Effect of foreign currency exchange rate changes on cash		—	3	—	3
Net increase in cash and equivalents		25	365	—	390
Cash and equivalents at beginning of period		4	77	—	81
Cash and equivalents at end of period		$29	$442	$—	$471

(a) For periods prior to the Acquisition, New WMG did not exist.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition includes periods prior to the consummation of the Acquisition and related financing (the “Transactions”). Accordingly, the discussion and analysis of operating results for the three months and six months ended March 31, 2004 does not reflect the full impact that the Transactions have had on us, including significantly increased financing costs. You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•                  the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract could impair our ability to retain the services of key artists;

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

•                  the possibility that our owners’ interests will conflict with ours or yours;

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

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited interim financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

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

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and other intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with U.S. GAAP.

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

OVERVIEW

Description of Business

We are one of the world’s major music companies. Effective as of March 1, 2004, substantially all of Time Warner Inc.’s music division was acquired from Time Warner by us for approximately $2.6 billion.

We classify our business interests into two fundamental areas: Recorded Music and Music Publishing. A brief description of those operations is presented below.

Recorded Music Operations

Our Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In the U.S., our operations are conducted principally through our major record labels—Warner Bros. Records Inc. and The Atlantic Records Group. Internationally, our Recorded Music operations are conducted through our Warner Music International division (“WMI”) which includes various subsidiaries, affiliates and non-affiliated licensees in more than 50 countries.

Our Recorded Music operations also include a catalog division named Warner Strategic Marketing (“WSM”). WSM specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to/from third parties for various uses, including film and television soundtracks.

Our principal Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which primarily markets and sells music products to retailers and wholesale distributors in the U.S.; a 90% interest in Alternative Distribution Alliance, an independent distribution company; various distribution centers and ventures operated internationally; and an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace.

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

Music Publishing Operations

Our Music Publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music publishing affiliates of the Company. We own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Our Music Publishing operations also include Warner Bros. Publications (“WBP”), which markets printed versions of our music throughout the world. On December 15, 2004, we entered into a definitive agreement to sell WBP to Alfred Publishing. The sale is expected to close in the third quarter of 2005 and is subject to customary closing conditions. The sale is not expected to have a material effect on our future operating results and financial condition.

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

Due in part to the development of the new channels mentioned above and ongoing anti-piracy initiatives, we believe that the recorded music industry is positioned to improve over the coming years. However, the industry may relapse into a period of decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry. Accordingly, we have executed a number of cost-saving initiatives over the past few years in an attempt to realign our cost structure with the changing economics of the industry. These initiatives have included significant headcount reductions, exiting certain leased facilities in an effort to consolidate locations and the sale of our manufacturing, packaging and physical distribution operations. We have conducted a detailed assessment of our existing cost structure. As a result of this assessment, we have identified substantial cost-reduction opportunities in our business, the majority of which are associated with headcount reductions from the consolidation of operations and the streamlining of corporate and label overhead. By the end of March 2004, we had implemented approximately $250 million of annualized cost savings, of which approximately $202 million has been reflected in our statement of operations through March 31, 2005. We have completed substantially all of our restructuring efforts. We project the one-time costs associated with our restructuring to be $225 million to $250 million, of which approximately $165 million has been paid through March 31, 2005. There are still significant risks associated with the restructuring plan. See “Risk Factors.”

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

Time Warner sold its CD and DVD manufacturing, packaging and physical distribution operations to Cinram at the end of October 2003. Prior to the sale, these operations were under the control of Time Warner and Old WMG’s management. As such, pricing for such services was not negotiated on an arm’s-length basis and did not reflect market rates. As part of the sale, Time Warner and Old WMG entered into long-term arrangements with Cinram. Under these arrangements, Cinram will provide manufacturing, packaging and physical distribution services for our products in the U.S. and Europe at favorable, market-based rates that were negotiated on an arm’s-length basis.

With respect to the financing arrangements with Time Warner, all cash received or paid by Old WMG was included in, or funded by, clearing accounts or shared international cash pools within Time Warner’s centralized cash management system. Some of those arrangements were interest-bearing and others were not. Accordingly, historical net interest expense is not representative of the amounts incurred by us under our new leveraged capital structure created in connection with the Acquisition.

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

Restricted Stock.  The Company is authorized to pay each employee who purchased restricted stock on or after May 1, 2004 at prices that may have been below fair market value on the date of purchase a cash bonus. The cash bonus payable to those employees who made a Section 83(b) election will be an amount equal to the tax liability incurred by the employee as of the date of purchase based on any difference between the re-determined purchase date fair market value and the amount originally paid by the employee, plus an amount necessary to pay the taxes on the bonus. The bonus that would be payable to each of those employees who did not make a Section 83(b) election or the applicable foreign equivalent would be an amount reflecting an estimate of the additional tax which would be payable by the employee at the time the restricted stock is scheduled to vest due to that taxable amount being subject to ordinary income rather than capital gains tax rates, and assuming that the re-determined value of the stock remains constant over the vesting period, adjusted down to reflect a present value discount based on the earliest possible vesting dates. We would also pay these employees an amount necessary to pay the taxes on the bonus.  This would result in total cash payments of approximately $10 million, which we would expect to pay and expense in the third fiscal quarter of this year.

Options.  We granted stock options to employees to purchase an aggregate of 5,304,116 with a weighted average exercise price of $1.62. The exercise prices of these options are expected to be adjusted to prices equal to the applicable re-determined fair market values of the common stock on the applicable dates of the respective grants. To compensate the grantees for the loss of value represented by this adjustment to the option exercise prices, we expect to pay each affected employee a cash bonus in an amount equal to the excess of the adjusted aggregate exercise price of the employee’s options over the original aggregate exercise price of the employee’s options, adjusted down to reflect a present value discount based on the earliest possible exercise dates.  This would result in total cash payments of approximately $9 million, which we expect to pay and expense in the third fiscal quarter of this year.

Non-cash, Stock-based Compensation Expense.    As a result of the aforementioned changes approved by our compensation committee, we have determined that a modification of the terms of our previously granted stock options has occurred for accounting purposes. Accordingly, we will be required to remeasure the aggregate compensation expense relating to such grants. Based on our preliminary analysis, we expect our aggregate non-cash compensation expense to increase to approximately $34 million for all awards granted as of April 14, 2005, which will be recognized over the vesting period of such awards. Such amount of non-cash compensation expense is expected to be recognized in the following manner: $15 million in fiscal 2005, $10 million in fiscal 2006, $6 million in fiscal 2007 and $3 million in fiscal 2008. This compares to previously recorded non-cash, stock-based compensation expense of $1 million for the seven months ended September 30, 2004 and $2 million for the three months ended December 31, 2004.

Option Adjustments as a Result of Dividend to Investors   In connection with the $141.5 million cash dividend our parent company intend to declare to the holders of its Class L Common Stock and Class A Common Stock, we intend to make an adjustment to all options outstanding at the time of declaration of the dividend. The adjustment would generally consist of a cash make-whole payment consisting of an amount equal to the pro rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend adjusted down to reflect a present value discount based on the earliest possible exercise dates. We expect that this payment to holders of unvested options will result in additional compensation expense of approximately $5 million in the third fiscal quarter of 2005.

Employee Bonus Plan   Our compensation committee has approved a special one-time bonus that will be payable only upon consummation of our parent’s initial common stock offering to all or substantially all of our employees, excluding senior management and any employees that have, or to whom we plan to grant, an equity participation in our company. We expect the amount of the award granted to an employee to be equal to approximately 4% of the employee’s annual salary. The aggregate amount of the bonuses shall not exceed $10 million.

Termination of Management/ Monitoring Agreement

In connection with the Acquisition, the Company entered into a management monitoring agreement (the “Management Agreement”) with the Investor Group for ongoing consulting and management advisory services. Under the Management Agreement, the Company or its direct and indirect parents are required to pay the Investor Group an aggregate annual fee of $10 million per year (the “Periodic Fees”) in consideration for ongoing consulting and management advisory services. In addition, in the case of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company or its direct and indirect parents, the Management Agreement requires the Company or its parents to pay the Investor Group an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). The Management Agreement also requires the Company or its direct and indirect parents to pay the reasonable expenses of the Investor Group in connection with, and indemnify them for liabilities arising from, the Management Agreement, the Acquisition and any related transactions, their equity investment in the Company or its direct and indirect parents, their operations, and the services they provide to the Company or its parents.

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

In connection with Parent’s initial common stock offering, we terminated the Management Agreement, other than with respect to reimbursement and indemnification provisions, for a fee of approximately $73 million payable to the Investors. The termination fee was paid using a portion of the cash on hand and proceeds from the $250 million new term loan borrowings under the Company’s new amendment to the senior secured credit facility.

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

Pro Forma
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

See “Business Segment Results” presented hereinafter for a discussion of revenues by business segment.

Cost of revenues

Our cost of revenues increased to $400 million for the three months ended March 31, 2005, compared to $388 million for the three months ended March 31, 2004. Expressed as a percentage of revenues, cost of revenues was approximately 52% and 53% for the three months ended March 31, 2005 and 2004, respectively. The increase in cost of revenues is impacted by an approximate $13 million unfavorable impact of foreign currency exchange rates.  This was offset by a decrease in costs as a result of a decrease in manufacturing costs and artist and repertoire-related costs of $15 million associated with our lower physical sales volume and cost savings associated with the restructuring plan that was implemented in 2004 in connection with the Acquisition.

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

Recorded Music OIBDA benefited principally from approximately $31 million of lower marketing and overhead costs associated with our cost-savings initiatives and a $10 million favorable impact from foreign currency exchange rates, offset by a loss of margin contributions due to the continued decline in physical sales.

Music Publishing OIBDA benefited principally from lower overhead costs associated with our cost-savings initiatives and a $2 million favorable impact from foreign currency exchange rates, offset by a loss of margin contributions related to the aggregate decline in mechanical and print revenues.

Corporate expenses increased by $13 million due to higher costs associated with operating as an independent company including $3 million of management and advisory fees paid to the Investor Group.  Significant other costs were incurred in relation to functioning as a public company, including audit fees, consultant fees for Sarbanes-Oxley and the hiring of several new corporate employees.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

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

Operating income (loss)

Our operating income increased to $27 million for the three months ended March 31, 2005, compared to an operating loss of $21 million for the three months ended March 31, 2004. The improvement in operating income related to a $40 million increase in OIBDA, a $3 million decrease in depreciation expense and a $5 million decrease in amortization expense.  See “Business Segment Results” presented hereinafter for a discussion of operating income (loss) by business segment.

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

See “Business Segment Results” presented hereinafter for a discussion of revenues by business segment.

Cost of revenues

Our cost of revenues decreased to $981 million for the six months ended March 31, 2005, compared to $1.036 billion for the six months ended March 31, 2004. Expressed as a percentage of revenues, cost of revenues was approximately 53% and 54% for the six months ended March 31, 2005 and 2004, respectively. The decrease in cost of revenues principally relates to approximately $17 million of lower manufacturing costs due, in part, to lower sales volume and lower pricing under the new Cinram agreements that went into effect in late October 2003, approximately $70 million of lower artist and repertoire-related costs associated with our lower sales volume and lower artist advance write-offs, and cost savings associated with the restructuring plan that was implemented in 2004 in connection with the Acquisition. These cost reductions were partially offset by an approximate $42 million unfavorable impact of foreign currency exchange rates.

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

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Income (Loss)

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss) and further provides the components from operating income (loss) to net income (loss) for purposes of the discussion that follows:

	Successor	Combined	Successor	Predecessor
	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	One Months Ended March 31, 2004	Five Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$278	$199	$24	$175
Depreciation expense:	(28)	(37)	(6)	(31)
Amortization expense	(93)	(112)	(15)	(97)
Impairment of goodwill and other intangible assets	—	(1,019)	—	(1,019)
Operating income (loss)	157	(969)	3	(972)
Interest expense, net	(71)	(12)	(10)	(2)
Net investment-related losses	—	(9)	—	(9)
Equity in the losses of equity-method investees, net	(1)	(12)	(1)	(11)
Deal—related transaction and other costs	—	(63)	—	(63)
Other income (expense), net	4	(7)	—	(7)
Income (loss) before income taxes	89	(1,072)	(8)	(1,064)
Income tax expense	(42)	(119)	1	(120)
Net income (loss)	$47	$(1,191)	$(7)	$(1,184)

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

Corporate expenses increased by $28 million due to higher costs associated with operating as an independent company and a change in the allocation of corporate-related costs. Certain corporate related costs were allocated in 2003 to Time Warner’s former CD and DVD manufacturing and printing operations because such operations were managed by Old WMG. Such operations were sold by Time Warner in October 2003, and accordingly, such costs were no longer allocable. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

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

Operating income (loss)

Our operating income increased to $157 million for the six months ended March 31, 2005, compared to an operating loss of $969 million for the six months ended March 31, 2004. The improvement in operating income related to a $79 million increase in OIBDA, a $9 million decrease in depreciation expense, a $19 million decrease in amortization expense and the absence of the 2003 impairment charge of $1.019 billion.  See “Business Segment Results” presented hereinafter for a discussion of operating income (loss) by business segment.

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

Deal-related transaction and other costs

We did not recognize any deal-related transaction costs for the six months ended March 31, 2005.  However for the six months ended March 31, 2004, we recognized $63 million of deal-related transaction and other costs.  These costs primarily related to transaction costs associated with the prior pursuit of other strategic ventures or dispositions of Old WMG’s business in 2003 by Time Warner that did not occur, looses incurred in connection with the probable pension curtailment that ultimately occurred, and losses related to certain executive contractual obligations triggered upon closing of the Acquisition.

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

Corporate Expenses

Corporate expenses before depreciation and amortization expense increased to $59 million for the six months ended March 31, 2005, compared to $31 million for the six months ended March 31, 2004. Corporate expenses increased due to higher costs associated with operating as an independent company and a change in the allocation of corporate-related costs. Certain corporate-related costs were allocated in 2004 to Time Warner’s former CD and DVD manufacturing and printing operations because such operations were managed by Old WMG. Such operations were sold by Time Warner in October 2003, and accordingly, such costs were no longer allocable. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives. Corporate depreciation and amortization expense was $8 million for each of the six-month periods ended March 31, 2005 and 2004.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At March 31, 2005, we had $1.842 billion of debt, $440 million of cash and equivalents (net debt of $1.402 billion, defined as total debt less cash and equivalents) and $688 million of shareholder’s equity. This compares to $1.840 million of debt, $555 million of cash and equivalents (net debt of $1.285 billion) and $978 million of shareholder’s equity at September 30, 2004. The increase in net debt resulted from the foreign currency exchange impact on our Sterling-denominated notes, offset by our quarterly repayment of our term loans under the senior secured credit facility. The principal factor for the reduction in shareholder’s equity that occurred during the six months ended March 31, 2005 was the return of capital of $344 million paid in October 2004.

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

Operating Activities

Cash provided by operations was $297 million for the six months ended March 31, 2005, compared to cash provided by operations of $350 million for the six months ended March 31, 2004. The $53 million decrease in cash provided by operations resulted primarily from $52 million of higher interest payments associated with our leveraged capital structure, $60 million of cash payments related to our restructuring activities and approximately $        million of bonus payments made in January for the fiscal year 2004 bonus plan.  These amounts were offset by higher business segment OIBDA of $79 million.

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

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the $250 million (less $4 million of outstanding letters of credit as of March 31, 2005) revolving credit portion of our senior secured credit facility and available cash and equivalents. These sources of liquidity are needed to fund our and Holdings’ new debt service requirements, working capital requirements, capital expenditure requirements and the remaining one-time costs associated with the execution of our restructuring plan to generate cost savings.

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

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the revolving credit facility and the term loan facility was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings. As of March 31, 2005, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.00% and 2.00%, respectively, for borrowings under the revolving credit facility, and 1.50% and 2.50%, respectively, for borrowings under the term loan facility. The applicable margin for borrowings under both the revolving credit facility and the term loan facility are variable subject to changes in certain of our leverage ratios. Subsequent to March 31, 2005, we amended our senior secured credit agreement to lower the base rate and LIBOR margins for borrowings under the term loan facility to 0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s (or if the ratings are lower, 1.00% and 2.00%, respectively).

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

Senior Subordinated Notes

We have outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the ‘‘Subordinated Notes’’). The Subordinated Notes mature on April 15, 2014. The Subordinated Notes bear interest at a fixed rate of 73/8% per annum on the $465 million dollar notes and 81/8% per annum on the £100 million sterling notes. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Notes

In December 2004, Holdings, the Company’s direct parent, issued $847 million principal amount of debt. The Company is not a party to, or an obligor on, any of the Holdings’ debt. However, Holdings is a holding company with no independent operations other than its interest in the Company. Accordingly, Holdings’ ability to service its debt obligations is dependent on the cash flows and operations of the Company and, consequently, such obligations need to be considered in evaluating the Company’s financial condition and liquidity.

The $847 million principal amount of Holdings’ debt consists of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the ‘‘Holdings Floating Rate Notes’’), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the ‘‘Holdings Discount Notes’’) and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the ‘‘Holdings PIK Notes’’, and collectively, the ‘‘Holdings Notes’’). As of March 31, 2005, Holdings had $708 million of debt on its balance sheet relating to such securities, net of issuance discounts.

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

Holdings’ primary source of liquidity for its interest payments will be cash flow generated from the operation of the Company. However, the terms of certain of the debt instruments governing our existing notes significantly restrict us and Holdings’ other subsidiaries from paying dividends, making distributions and otherwise transferring assets to Holdings. For example, our ability to make such payments is generally governed by a formula based on 50% of its consolidated net income (which, as defined in the indenture governing our existing notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004. In addition, as a condition to making such payments to Holdings based on such formula, we must have a ratio of Adjusted EBITDA to fixed charges (‘‘Fixed Charge Coverage Ratio’’) of at least 2.0 to 1.0 after giving effect to any such payments. The Company may also make payments to Holdings or other restricted payments if, on a pro forma basis after giving effect to any such payment, it has a Net Indebtedness to Adjusted EBITDA ratio of no greater than 3.75 to 1.0 and a Net Senior Indebtedness to Adjusted EBITDA Ratio of no greater than 2.5 to 1.0. The Company may also pay up to $45 million to Holdings or make other restricted payments without regard to any such provisions. Finally, the Company’s senior secured credit agreement permits it to make payments to Holdings so that Holdings can pay interest in cash on its indebtedness (including on its notes) up to a maximum amount of $35 million in any fiscal year for the next five years. Thereafter, the credit agreement will permit Holdings to pay cash interest when due if it is then required to be paid in cash, assuming there has been no event of default under the credit agreement.

Initial Common Stock Offering of Parent

In March 2005, Parent’s Board of Directors approved a registration statement on Form S-1 to be filed with the Securities and Exchange Commission in connection with a planned initial public offering of Parent’s common stock (the “Initial Common Stock Offering”).  Prior to the consummation of the Initial Common Stock Offering, Parent, among other things, renamed all of its outstanding shares of Class A Common Stock as common stock and authorized a 1,139 for 1 split of the Parent’s common stock. Parent to contributed the net proceeds from the Initial Common Stock Offering of $        million to Holdings as an equity capital contribution. Holdings used $574 million of such funds to redeem all outstanding Holdings Floating Rate Notes, all outstanding Holdings PIK Notes and 35% of the aggregate principal amount of the outstanding Holdings Discount Notes, including redemption premiums and interest obligations through the date of redemption.

In connection with the Initial Common Stock, the Company declared dividends of $316 million to its immediate parent company, WMG Holdings Corp.  The dividends will be used to pay a dividend to the Investors of Parent and, to repurchase from Historic Time Warner the warrants issued as part of the initial purchase price of the Acquisition.  When such dividends are paid, it will have the effect of reducing the Company’s cash and equivalents, additional paid-in capital and shareholder’s equity by $316 million.

Additionally, we have terminated the Management Agreement with the Investor Group for ongoing consulting and advisory services.  We expect to pay for a termination fee of approximately $73 million, which will reduce our cash and equivalents and stockholder’s equity by $73 million.  See “Termination of Management/Monitoring Agreement” presented herein.

Also in connection with the Initial Common Stock Offering of Parent, we intend to pay one-time special bonuses of approximately $35 million to management and employees of the Company consisting of (a) approximately $20 million to be paid to certain holders of restricted stock and stock options to make employees whole for unfavorable certain tax consequences, (b) approximately $5 million to be paid to holders of stock options representing an adjustment as a result of the special dividend to be paid to the holders of Parent’s Class L and Class A common stock and (c) approximately $10 million to substantially all of our employees who have no equity participation in Parent subsequent to the initial public offering.  This will have the impact of decreasing cash and equivalents and stockholder’s equity by $35 million when paid.  See “Future Changes and Payments Relating to Executives Compensation” presented herein.

Dividends

Parent has disclosed that they intend to pay regular quarterly dividends on their common stock outstanding in an amount not to exceed $80 million per year.  We may be required to fund these dividends through dividends to our parent companies.  The ability of Parent to pay this dividend is dependent on the cash flows and operations of the Company.

Covenant Compliance

Our borrowing arrangements, including the senior secured credit facility and notes contain certain financial covenants which are tied to ratios based on Adjusted EBITDA, which is defined under the indentures governing the notes as ‘‘EBITDA.’’ Adjusted EBITDA (as defined in the indentures) differs from the term ‘‘EBITDA’’ as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, Adjusted EBITDA (as defined in indentures) also adjusts net income by excluding items or expenses not typically excluded in the calculation of ‘‘EBITDA’’ such as, among other items, (1) any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred; (2) the amount of any restructuring charges or reserves, subject to certain limitations; (3) any non-cash charges (including any impairment charges); (4) any gain or loss resulting from hedging currency exchange risks; (5) the amount of management, monitoring, consulting and advisory fees paid to the Investor Group; and (6) any net after-tax income or loss from discontinued operations.

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

Pro Forma
Twelve Months Ended March 31, 2005
Net loss	$(50)
Interest expense, net	141
Income tax expense	73
Depreciation and amortization	240
Management fees(a)	10
Restructuring costs(b)	26
Equity in losses of equity method investees(c)	2
Loss on repayment of bridge loan(d)	6
Non-cash compensation expense(e)	10
Adjusted EBITDA	458
Cost savings from Acquisition-related restructuring(f)	48
Adjusted pro forma EBITDA	$506
Fixed Charges(g)	109
Net Indebtedness	1,402

Fixed Charges Coverage ratio(h)	4.64x
Net Indebtedness to Adjusted pro forma EBITDA ratio—(i)	2.77x
Net Senior Indebtedness to Adjusted pro forma EBITDA ratio—(i)	1.48x

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

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund Holdings’ and our debt service requirements, working capital requirements, capital expenditure requirements and the remaining one-time costs associated with the execution of our restructuring plan to generate cost savings for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 21 to our audited consolidated financial statements for the seven months ended September 30, 2004, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2005, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2004.

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

As previously described, Holdings issued approximately $450 million of variable-rate debt in December 2004. Although the Company is not a party to, or an obligor on, the Holdings Notes, the cash flow of the Company will be needed to service Holdings’ interest obligations thereunder. Accordingly, each 25 basis point increase or decrease in interest rates would increase or decrease the Company’s annual cash funding requirements by approximately $1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2005 and no subsequent change in rates for the remainder of the period.  Additionally, if the Initial Public Offering were to occur, this variable debt would be repaid and no potential funding requirement would remain in relation to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Certification.

The certifications of the principal executive officer and the principal financial officer (or persons performing similar functions) required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Certifications”) are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) (“Internal Controls”) referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Introduction.

The Company became subject to the periodic and other reporting requirements of the Securities Exchange Act of 1934, as amended, on February 10, 2005, the effective date of the Company’s registration statement relating to its exchange offer to exchange outstanding unregistered notes for freely tradeable exchange notes that were registered under the Securities Act of 1933, as amended.

SEC rules define “disclosure controls and procedures” as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

SEC rules define “internal control over financial reporting” as a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or U.S. GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

During the transition from a division of a multinational company to a stand alone business, our outside auditors advised the audit committee of our board of directors and our management that numerous entity level controls were limited or not in place, including the need for a permanent chief financial officer (who we have since hired) and additional skilled accounting and SEC experienced personnel to enhance the accounting department both domestically and internationally, the need to considerably enhance our documentation of our systems and controls and the need to develop and implement a formal code of conduct. In addition, our outside auditors noted that our domestic operations currently use different royalty systems, which has created certain complexities in reconciling royalty expense and payables. While we recognize that additional staff is needed to cope with current requirements in royalty processing until a new system can be developed, we may not be able to hire and train additional staff. Finally, our auditors noted that our overall controls at our print business are significantly deficient. On December 15, 2004, we entered into a definitive agreement to sell our print business to Alfred Publishing Co., Inc., subject to customary closing conditions. See also “Risk Factors—Our outside auditors have identified weaknesses in our internal controls that could affect our ability to ensure timely and reliable financial reports.”

Evaluation of Disclosure Controls and Procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report and as a result of the weaknesses in our internal controls described above and below, our principal executive officer and principal financial officer have concluded that our Disclosure Controls need to be improved so that they will provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the Company is also in the process of reviewing its disclosure controls and procedures during the transition to a stand alone business with the objective of implementing comprehensive periodic reporting standards as well as addressing the weaknesses in Internal Controls identified by our outside auditors. Since completion of the most recent audit, the Company has undertaken a number of actions, as set forth below, to remedy the weaknesses discovered in our Internal Controls so that the Company’s Disclosure Controls are effective in the future. We will continue to devote resources to improve our controls and remedy these weaknesses.

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

Institution of Internal Controls in compliance with Section 404 of Sarbanes-Oxley

As a result of our registration with the Securities and Exchange Commission, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder as of September 30, 2006. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to loss of confidence in the reliability of our financial statements. In additional, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results. See also “Risk Factors—Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to clarify as to their adequacy, which could have a significant affect on our business and reputation.”

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

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We will be required to comply with Section 404 as of September 30, 2006. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results.

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

There are a variety of factors which could cause us to reduce our prices and erode our profit margins. They are, among others, increased price competition among record companies resulting from the Universal and Sony BMG recorded music duopoly, price competition from the sale of motion pictures in DVD-Video format and videogames, the ever greater price negotiating leverage of mass merchandisers and big box retailers, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs and the adoption by record companies of initially lower-margin formats such as DualDisc and DVD-Audio. See “Risk Factors—We may be materially and adversely affected by the formation of Sony BMG Music Entertainment.”

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

On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served us with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General’s subpoenas, we have been producing documents and expect to complete our production in May or June. We understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. It is too soon to predict the outcome of this investigation, but it has the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect our business, including our brand value.

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

We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country’s own language and culture has increased in recent years. Our mix of national and international recording artists and songwriters provides a significant degree of diversification for our music portfolio. However, our creative content does not necessarily enjoy universal appeal. As a result, our results can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:

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

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the three months ended March 31, 2005, approximately 54% of our revenues and 38% of our assets related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements.  As of March 31, 2005, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the balance of the fiscal year.

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

The enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract could impair our ability to retain the services of key artists.

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in California to repeal Subsection (b) and then withdrawn. Legislation was introduced in New York to create a statute similar to Section 2855, which did not advance. There is no assurance that New York, California or any other state will not reintroduce or introduce similar legislation in the future. In fact, legislation similar to Section 2855 has recently been introduced in the New York Assembly. The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

We face a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.

The U.S. Copyright Act provides authors (or their heirs) a right to terminate licenses or assignments of rights in their copyrighted works. This right does not apply to works that are “works made for hire”. Since the effective date of U.S. copyrightability for sound recordings (February 15, 1972), virtually all of our agreements with recording artists provide that such recording artists render services under an employment-for-hire relationship. A termination right exists under the U.S. Copyright Act for musical compositions that are not “works made for hire”. If any of our commercially available recordings were determined not to be “works made for hire”, then the recording artists (or their heirs) could have the right to terminate the rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting either at the end of 56 years from the date of copyright or on January 1, 1978, whichever is later). A termination of rights could have an adverse effect on our Recorded Music business. From time to time, authors (or their heirs) can terminate our rights in musical compositions. However, we believe the effect of those terminations is already reflected in the financial results of our Music Publishing business.

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

Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. Accordingly, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, we would have difficulty satisfying our commitments to our wholesale and retail customers, which could have an adverse impact on our revenues. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels, and there are several capable substitute suppliers, it might be difficult for us to switch to substitute suppliers for any such services, particularly in the short-term, and the delay and transition time associated with finding substitute suppliers could itself have an adverse impact on our revenues. In addition, our agreements with Cinram begin to expire in the next two years, beginning in 2006. If we are unable to negotiate renewals of these agreements we would have to switch to substitute suppliers. Further, pricing negotiated with Cinram in future agreements may be more or less favorable than the existing agreements.

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

In August 2004 Sony Music Entertainment (“Sony”) and Bertelsmann Music Group (“BMG”) merged their recorded music businesses to form Sony BMG Music Entertainment (“Sony BMG”). As a result, the recorded music market now consists of four major players (Universal, Sony BMG, EMI Recorded Music (“EMI”) and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one disproportionately large major, Universal, with approximately 25% market share and four other majors relatively equal in size with market shares ranging between 11% and 14%. Now there are two majors with 25% to 30% market shares, Universal and Sony BMG, and two significantly smaller majors, EMI and us. There is a threat that the change in the competitive landscape caused by the new Universal and Sony BMG duopoly could drive up the costs of artist signings and the costs of marketing and promoting records to our detriment.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of March 31, 2005, our total consolidated indebtedness was $1.842 billion. In addition, on May 13, 2005, we borrowed an additional $250 million under our amended senior secured credit facility as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.”  We have an additional $250 million available for borrowing under the revolving portion of WMG Acquisition Corp.’s senior secured credit facility (less $4 million of current letters of credit).

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

•                  exposing us to the risk of increased interest rates as certain of the borrowings of our subsidiaries, including borrowings under WMG Acquisition Corp.’s senior secured credit facility, will be at variable rates of interest;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in WMG Acquisition Corp.’s senior secured credit facility and the indenture relating to the Subordinated. Notes. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

Holdings also will be relying on us and our subsidiaries to make payments on the Holdings Notes. For example, interest on Holdings’ Floating Rate Senior Notes is payable quarterly, in cash, commencing in March 2005. If we do not dividend funds to Holdings in an amount sufficient to make such payments, Holdings may default under the indenture governing the Holding Notes, which would result in all such notes becoming due and payable. Because our debt agreements have covenants that limit our ability to make payments to Holdings, Holdings may not have access to funds in an amount sufficient to service its indebtedness.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

WMG Acquisition Corp.’s senior secured credit agreement and the indenture governing the Subordinated Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of restricted subsidiaries of WMG Acquisition Corp. to, among other things:

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

In addition, under WMG Acquisition Corp.’s senior secured credit agreement, WMG Acquisition Corp., and its subsidiaries are required to satisfy and maintain specified financial ratios and other financial condition tests. Their ability to meet those financial ratios and tests can be affected by events beyond our control, and they may not be able to meet those ratios and tests. A breach of any of these covenants could result in a default under WMG Acquisition Corp.’s senior secured credit agreement. Upon the occurrence of an event of default under WMG Acquisition Corp.’s senior secured credit agreement, the lenders could elect to declare all amounts outstanding under WMG Acquisition Corp.’s senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under WMG Acquisition Corp.’s senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under WMG Acquisition Corp.’s senior secured credit agreement. If the lenders under WMG Acquisition Corp.’s senior secured credit agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay Acquisition Corp.’s senior secured credit agreement, as well as any unsecured indebtedness. On December 6, 2004, we amended the senior secured credit agreement to make certain changes. We intend to further amend the senior secured credit agreement.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York served Warner Music Group with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General’s inquiry, we have been producing documents and expect to complete our production in May or June. We also understand that the investigation has been expanded to include companies that own radio stations.

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

ITEM 6.  EXHIBITS

3.1

[Amended and Restated] Certificate of Incorporation of WMG Acquisition Corp. [Note – the certificate of incorporation as in effect at the time of filing of this 10-Q should be filed or incorporated by reference]

3.2	[Amended and Restated] Bylaws of WMG Acquisition Corp. [Note – the bylaws as in effect at the time of filing of this 10-Q should be filed or incorporated by reference]
10.1	Restricted Stock Award, dated as of January 28, 2005, between Warner Music Group Corp. and David H. Johnson (1)
10.2	Separation Agreement and Release dated as of March 31, 2005 between Warner Music Inc. and Les Bider (2)
10.3	Employment Agreement dated as of March 7, 2005 between Warner/Chappell Music, Inc. and Richard Blackstone (3)
10.4	Restricted Stock Award Agreement dated as of March 7, 2005 between Warner Music Group Corp. and Richard Blackstone (3)
31.1	Certification of the Chief Executive Officer pursuant Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended**
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*                                         Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.

**                                  Filed herewith

(1)                                  Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-1 (File No. 333-123249).

(2)                                  Incorporated by reference to WMG Acquisition Corp.’s Current Report on Form 8-K filed on April 11, 2005 (File No. 333-121322)

(3)                                  Incorporated by reference to WMG Acquisition Corp.’s Current Report on Form 8-K filed on April 11, 2005 (File No. 333-121322)

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