Form 10-Q
period 2005-06-30
WMG Acquisition Corp
filed 2005-08-11
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-121322

WMG ACQUISITION CORP.

(Exact name of Registrant as specified in its charter)

Delaware	13-35665869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Rockefeller Plaza

New York, NY 10019

(Address of principal executive offices)

(212) 275-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

WMG Acquisition Corp.

INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements (unaudited)	1
	Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004	1
	Consolidated and Combined Statements of Operations for the Three Months Ended June 30, 2005 and 2004	2
	Consolidated and Combined Statements of Operations for the Nine Months Ended June 30, 2005, Four Months Ended June 30, 2004 and Five Months Ended February 29, 2004	3
	Consolidated and Combined Statements of Cash Flows for the Nine Months Ended June 30, 2005, Four Months Ended June 30, 2004 and Five Months Ended February 29, 2004	4
	Consolidated and Combined Statements of Shareholders’ and Group Equity for the Nine Months Ended June 30, 2005, Four Months Ended June 30, 2004 and Five Months Ended February 29, 2004	5
	Notes to Consolidated and Combined Interim Financial Statements	6
	Supplementary Information—Condensed Consolidating Financial Statements	23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 4.	Controls and Procedures	61
Part II.	Other Information
Item 1.	Legal Proceedings	75
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults Upon Senior Securities	76
Item 4.	Submission of Matters to a Vote of Security Holders	76
Item 5.	Other Information	76
Item 6.	Exhibits	76
Signatures		78

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

WMG Acquisition Corp.

Consolidated Balance Sheets

	June 30, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$224	$555
Accounts receivable, less allowances of $203 million and $222 million	470	571
Due from parent companies	5	—
Inventories	43	65
Royalty advances expected to be recouped within one year	194	223
Deferred tax assets	39	38
Other current assets	99	86

Total current assets	1,074	1,538
Royalty advances expected to be recouped after one year	194	223
Investments	22	8
Property, plant and equipment, net	155	189
Goodwill	954	978
Intangible assets subject to amortization, net	1,875	1,937
Intangible assets not subject to amortization	100	100
Other assets	108	117

Total assets	$4,482	$5,090

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$192	$226
Accrued royalties	1,062	1,003
Taxes and other withholdings	12	10
Current portion of long-term debt	17	12
Other current liabilities	384	432

Total current liabilities	1,667	1,683
Long-term debt	2,062	1,828
Deferred tax liabilities, net	257	265
Other noncurrent liabilities	246	333
Due to parent companies	—	3

Total liabilities	4,232	4,112

Shareholders’ equity:
Common stock, ($0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding)	—	—
Additional paid-in capital	421	1,076
Retained deficit	(188)	(104)
Accumulated other comprehensive income, net	17	6

Total shareholders’ equity	250	978

Total liabilities and shareholders’ equity	$4,482	$5,090

See accompanying notes.

WMG Acquisition Corp.

Consolidated and Combined Statements of Operations (Unaudited)

Three Months Ended June 30, 2005 and 2004

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	Successor	Predecessor
	(in millions)
Revenues	$742	$726
Costs and expenses:
Cost of revenues	(396)	(393)
Selling, general and administrative expenses(a)(b)	(318)	(276)
Loss on termination of management agreement	(73)	—
Amortization of intangible assets	(47)	(45)

Total costs and expenses	(834)	(714)
Operating (loss) income	(92)	12
Interest expense, net	(37)	(35)
Net investment related gains	1	—
Equity in the gains of equity-method investees, net	—	1
Loss on repayment of bridge loan	—	(6)
Other income (expense), net	1	—

Loss before income taxes	(127)	(28)
Income tax expense	(4)	(10)

Net loss	$(131)	$(38)

(a) Includes depreciation expense of:	$(12)	$(15)

(b) Includes the following expenses resulting from transactions with related companies:

Selling, general and administrative expense	$(1)	$(3)

See accompanying notes.

WMG Acquisition Corp.

Consolidated and Combined Statements of Operations (Unaudited)

Nine Months Ended June 30, 2005, Four Months Ended June 30, 2004

and Five Months Ended February 29, 2004

	Nine Months Ended June 30, 2005	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor		Predecessor
	(in millions)
Revenues(b)	$2,597	$971	$1,668
Costs and expenses:
Cost of revenues(b)	(1,377)	(523)	(906)
Selling, general and administrative expenses(a)(b)	(942)	(373)	(610)
Loss on termination of management agreement	(73)	—	—
Impairment of goodwill and other intangible assets	—	—	(1,019)
Amortization of intangible assets	(140)	(60)	(97)
Restructuring costs	—	—	(8)

Total costs and expenses	(2,532)	(956)	(2,640)

Operating income (loss)	65	15	(972)
Interest expense, net(b)	(108)	(45)	(2)
Net investment-related gains (losses)	1	—	(9)
Equity in the losses of equity-method investees, net	(1)	—	(11)
Deal-related transaction and other costs	—	—	(63)
Loss on repayment of bridge loan	—	(6)	—
Other income (expense), net(b)	5	—	(7)

Loss before income taxes	(38)	(36)	(1,064)
Income tax expense	(46)	(9)	(120)

Net loss	$(84)	$(45)	$(1,184)

(a) Includes depreciation expense of:	$(40)	$(21)	$(31)

(b) Includes the following income (expenses) resulting from transactions with related companies:
Revenues	$—	$—	$25
Cost of revenues	$—	$—	$(46)
Selling, general and administrative expense	$(6)	$(3)	$(42)
Interest expense, net	$—	$—	$3
Other expense, net	$—	$—	$(7)

See accompanying notes.

WMG Acquisition Corp.

Consolidated and Combined Statements of Cash Flows (Unaudited)

Nine Months Ended June 30, 2005, Four Months Ended June 30, 2004

and Five Months Ended February 29, 2004

	Nine Months Ended June 30, 2005	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor		Predecessor
	(in millions)
Cash flows from operating activities:
Net loss	$(84)	$(45)	$(1,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill and other intangible assets	—	—	1,019
Depreciation and amortization	180	81	128
Deferred taxes	(7)	2	94
Loss on repayment of debt	—	6	—
Non-cash interest expense	26	11	3
Net investment-related (gains) losses	(1)	—	9
Equity in the losses of equity-method investees, including distributions	1	—	11
Non-cash, stock-based compensation expense	18	—	—
Changes in operating assets and liabilities:
Accounts receivable	77	(1)	93
Inventories	6	(9)	(1)
Royalty advances	(2)	53	109
Accounts payable and accrued liabilities	(43)	(26)	32
Other balance sheet changes	4	(35)	39

Net cash provided by operating activities	175	37	352

Cash flows from investing activities:
Acquisition of Old WMG	—	(2,638)	—
Investments in acquired businesses, net of cash acquired	(49)	(4)	—
Acquisitions of publishing copyrights	(19)	(1)	(6)
Other investment additions	(16)	—	(10)
Proceeds from the sale of investments	50	—	57
Capital expenditures	(20)	(5)	(24)

Net cash (used in) provided by investing activities	(54)	(2,648)	17

Cash flows from financing activities:
Borrowings, net of financing costs	247	2,249	—
Debt repayments	(10)	(631)	(124)
Capital contributions(a)	73	1,250	262
Returns of capital and dividends paid	(742)	(202)	(410)
Decrease in amounts due from Time Warner-affiliated companies	—	—	290
Loan to third party	(10)	—	—
Increase in amounts due to/from parent companies	(6)	3	—
Other	(3)	—	—

Net cash (used in) provided by financing activities	(451)	2,669	18

Effect of foreign currency exchange rate changes on cash	(1)	(1)	3

Net (decrease) increase in cash and equivalents	(331)	57	390
Cash and equivalents at beginning of period	555	471	81

Cash and equivalents at end of period	$224	$528	$471

(a)	For the four months ended June 30, 2004 excludes $35 million of non-cash consideration issued as part of the purchase price paid to Time Warner in the form of warrants.

See accompanying notes.

WMG Acquisition Corp.

Consolidated and Combined Statements of Shareholders’ and Group Equity (Unaudited)

Nine Months Ended June 30, 2005, Four Months Ended June 30, 2004

and Five Months Ended February 29, 2004

	Nine Months Ended June 30, 2005	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor		Predecessor
	(in millions)
Balance at beginning of period(a)	$978	$1,691	$2,673
Adjustments to record the Acquisition:
Elimination of historical equity balances	—	(1,691)	—
Capital contributions	—	1,250	—
Pushdown of a portion of the purchase price funded by the issuance of warrants	—	35	—

Balance at March 1, 2004, adjusted to give effect to the Acquisition	—	1,285	—
Comprehensive income (loss):
Net income (loss)(b)	(84)	(45)	(1,184)
Foreign currency translation adjustment	1	(6)	24
Deferred gains on foreign exchange contracts	—	—	4
Deferred gains on derivative financial instruments	10	(1)	—

Total comprehensive income (loss)	(73)	(52)	(1,156)

Return of capital and dividends paid	(742)	(202)	(1,037)
Capital contributions	73	—	262
Decrease in amounts due from Time Warner-affiliated companies, net	—	—	949
Issuance of stock options and restricted shares	14	—	—

Balance at end of period	$250	$1,034	$1,691

(a)	Beginning balance for four months ended June 30, 2004 relates to the predecessor balance as of February 29, 2004.
(b)	Net loss for the five months ended February 29, 2004 includes an approximate $1.019 billion impairment charge to reduce the carrying value of goodwill, trademarks and other intangible assets.

See accompanying notes.

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)

1. Description of Business

WMG Acquisition Corp (the “Company” or “New WMG”) is one of the world’s major music content companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as “Old WMG” or the “Predecessor”. Effective March 1, 2004, WMG Acquisition Corp. acquired Old WMG from Time Warner for approximately $2.6 billion (the “Acquisition”). The Company is a direct, wholly owned subsidiary of WMG Holdings Corp. (“Holdings”). Holdings, in turn, is a direct, wholly owned subsidiary of Warner Music Group Corp. (“Parent”, formerly known as WMG Parent Corp.). Parent, Holdings and the Company were formed in November 2003 by a private equity consortium of Investors (the “Investor Group”) to facilitate the Acquisition.

The Company classifies its business interests into two fundamental areas: recorded music and music publishing. A brief description of those operations is presented below.

The Company’s business is seasonal. Therefore, the Company’s operating results for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

Recorded Music Operations

The Company’s recorded music operations consist of the discovery and development of artists and the related marketing and distribution of recorded music produced by such artists. In the United States, the Company’s operations are conducted principally through its major record labels—Warner Bros. Records and The Atlantic Records Group. Internationally, the Company’s recorded music operations are conducted through its Warner Music International division (“WMI”) in over 50 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees. The Company’s current roster of recording artists includes, among others, Cher, Enya, Eric Clapton, Faith Hill, Green Day, Josh Groban, Kid Rock, Linkin Park, Luis Miguel, Madonna, matchbox twenty, Metallica, Phil Collins, Rob Thomas, Big & Rich, Michael Bublé, Alanis Morisette and Red Hot Chili Peppers. In addition to the more traditional methods of discovering and developing artists, the Company implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging its independent distribution network. The Company refers to these new business models as incubator initiatives. Asylum and East West are our current incubator labels. In addition, the Company has also entered into strategic ventures with other record labels.

The Company’s recorded music operations also include a catalog division called Rhino Entertainment (“Rhino”), formerly known as Warner Strategic Marketing. Rhino specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of tracks to/from third parties for various uses, including film and television soundtracks.

The Company’s principal recorded music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which primarily markets and distributes music products to retailers and wholesale distributors in the United States; a 90% interest in Alternative Distribution Alliance, an independent distribution company; various distribution centers and ventures operated internationally; and an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace.

The principal recorded music revenue sources to the Company are sales of CDs, digital downloads and other recorded music products, and license fees received for the ancillary uses of its recorded music catalog.

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

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

The Company’s music publishing operations previously included Warner Bros. Publications U.S. Inc. (“Warner Bros. Publications”), one of the world’s largest publishers of printed music. Warner Bros. Publications markets publications throughout the world containing works of such artists as Shania Twain, The Grateful Dead and Led Zeppelin. On May 31, 2005 the Company sold its printed music business to Alfred Publishing Co., Inc. (“Alfred Publishing”). See Note 3 for additional information.

The principal music publishing revenue sources to the Company are royalties for the use of its compositions on CDs and DVDs, in television commercials, ring tones, music videos and the Internet (mechanical royalties); license fees received for the use of its musical compositions on television, in motion pictures and video games (synchronization licenses) and license fees received when its compositions are performed publicly on radio and television and in other public performances (performance royalties).

2. Basis of Presentation

New Basis of Presentation

The accompanying consolidated and combined financial statements present separately the financial position, results of operations, cash flows and changes in equity for both the Company and its predecessor, Old WMG. Old WMG was acquired by the Investor Group effective as of March 1, 2004. In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired. Financial information for the pre- and post-acquisition periods have been separated by a vertical line on the face of the consolidated and combined financial statements to highlight the fact that the financial information for such periods have been prepared under two different historical-cost bases of accounting.

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

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

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

For all periods prior to the closing of the Acquisition, certain general and administrative costs incurred by Time Warner have been allocated to the combined financial statements of Old WMG, including pension and other benefit-related costs, insurance-related costs and other general and administrative costs. These cost allocations were determined based on a combination of factors, as appropriate, including Old WMG’s pro rata share of the revenues under the management of Old WMG and other more directly attributable methods, such as claims experience for insurance costs and employee-related attributes for pension costs. The costs allocated to the Company are not necessarily indicative of the costs that would have been incurred if Old WMG had obtained such services independently, nor are they indicative of costs that will be charged or incurred in the future. However, management believes that such allocations are reasonable.

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

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

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

In connection with the Acquisition, substantially all of the intercompany receivables and payables between Old WMG and Time Warner and its affiliates were settled, and any receivables and payables that existed between the parties as of September 30, 2004 and June 30, 2005 have been presented as third-party balances in the accompanying consolidated balance sheet. In addition, with respect to taxes, Timer Warner assumed all of the underlying tax obligations of Old WMG for all periods prior to the closing of the Acquisition. As such, all historical current and deferred tax assets and liabilities that existed as of the closing date of the Acquisition were transferred to Time Warner. Current and deferred tax assets and liabilities that existed as of September 30, 2004 and June 30, 2005 are third-party in nature and have been presented as such in the accompanying consolidated balance sheet.

Cash and Equivalents

Prior to the closing of the Acquisition, Old WMG had agreements with Time Warner, whereby all cash received or paid by Old WMG was included in, or funded by, clearing accounts or international cash pools within Time Warner’s centralized cash management system. The average monthly balance of amounts due from Time Warner and its affiliates was $603 million for the five-month period ended February 29, 2004.

Stock-Based Compensation

Post-Acquisition

Effective March 1, 2004, in connection with the Acquisition, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) to account for all stock-based compensation plans adopted subsequent to the Acquisition. Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company expenses deferred stock-based compensation on an accelerated basis over the vesting period of the stock award.

Pre-Acquisition

Prior to the Acquisition, certain employees of Old WMG participated in various Time Warner stock option plans. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

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

Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, Old WMG’s net loss for all periods presented prior to the closing of the Acquisition would have been as follows:

Five Months Ended February 29, 2004
(in millions)
Net loss:
As reported	$(1,184)

Pro forma	$(1,202)

Net Income (Loss) Per Common Share

Earnings per share data is not provided for the Company as it does not have publicly held common stock and is therefore not required to present such information. The Company is, however, a wholly owned subsidiary of Holdings, which is in turn a wholly-owned subsidiary of Parent, a company with publicly held common shares.

3. Significant Acquisitions and Dispositions

Bad Boy Records LLC Joint Venture

On April 8, 2005, the Company entered into an agreement with an affiliate of Sean “P. Diddy” Combs to form Bad Boy Records LLC (“Bad Boy”), a joint venture, owned 50% by the Company and 50% by the affiliate. The Company purchased its 50% membership interest in Bad Boy Records LLC for approximately $30 million in cash. The joint venture includes catalog and roster artists such as Notorious B.I.G., Mario Winans, Mase, Carl Thomas, B5, Boyz N Da Hood and P. Diddy. Mr. Combs will be the CEO of the joint venture and will supervise its staff and day-to-day operations. The Company will provide funding, marketing, promotion and certain back-office services for the joint venture. The transaction was accounted for under the purchase method of accounting during the third quarter of fiscal 2005. The results of operations of Bad Boy are in the Company’s results of operations from its acquisition date. The accompanying consolidated financial statements include the following allocation of the approximately $30 million purchase price to the Company’s share of underlying net assets based on their respective fair values: recorded music catalog—$9 million, artists’ contracts—$14 million; goodwill—$20 million, and other current liabilities—$14 million.

Sale of Warner Bros. Publications

In December 2004, the Company entered into an agreement to sell Warner Bros. Publications, which conducts the Company’s printed music operations, to Alfred Publishing. As part of the transaction, the Company agreed to license the right to use its music publishing copyrights in the exploitation of printed sheet music and songbooks for a twenty-year period of time. No gain or loss was recognized on the transaction as the historical

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. Due to continuing involvement, Warner Bros. Publications is not reported as discontinued operations. The sale closed on May 31, 2005.

The sale is not expected to have a material effect on the future operating results and financial condition of the Company. For the three months and nine months ended June 30, 2005, the operations being sold generated revenues of approximately $8 million and $34 million, respectively; operating (losses) income of approximately $(1) million and $1 million, respectively; operating (losses) income before depreciation and amortization expense of $(1) million and $1 million, respectively; and net losses of approximately $(1) million and $(1) million, respectively.

For the three months and nine months ended June 30, 2004, the operations being sold generated revenues of approximately $10 million and $40 million, respectively; operating losses of approximately $(3) million and $(1) million, respectively; operating losses before depreciation and amortization expense of $(3) million and $(1) million, respectively; and net losses of approximately $(3) million and $(1) million, respectively.

Maverick

In November 2004, the Company acquired an additional 30% interest in Maverick Recording Company (“Maverick”) from its existing partner for approximately $17 million and certain amounts previously owed by such partner to the Company. The transaction was accounted for under the purchase method of accounting and the purchase price has been accounted to the underlying net assets of Maverick in proportion to the estimated fair value, principally artist contracts and recorded music catalog. As part of the transaction, the Company and the remaining partner in Maverick entered into an agreement pursuant to which either party can elect to have the Company purchase the remaining 20% interest in Maverick that it does not own by December 2007.

4. Inventories

Inventories consist of the following:

	June 30, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Compact discs, cassettes and other music-related products	$75	$79
Published sheet music and song books	—	23

	75	102
Less reserve for obsolescence	(32)	(37)

	$43	$65

The decline in published sheet music and song books relates to the sale of the Company’s printed music operations as described in Note 3.

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

5. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the nine months ended June 30, 2005:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2004	$395	$583	$978
Acquisitions	23	—	23
Purchase accounting adjustments	(48)	1	(47)

Balance at June 30, 2005	$370	$584	$954

The acquisition of goodwill relates primarily to the acquisition of a 50% interest in Bad Boy as described in Note 3. The allocation of the Bad Boy purchase price included approximately $20 million of goodwill acquired.

Purchase accounting adjustments relate to changes in the initial estimates of the restructuring costs that arose from the Acquisition and changes to the fair value of assets and liabilities recorded in connection with the Acquisition. These changes were determined in connection with the Company’s finalization of the purchase price allocation related to the Acquisition and include the settlement of certain receivables from Time Warner for an amount that is $12 million less than the original amount recorded. The remaining adjustments relate mainly to revisions of the restructuring costs recorded in connection with the termination of artist contracts.

The Company performs its annual goodwill impairment test in accordance with Statement of Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets, during the fourth quarter of each fiscal year. The Company may conduct an earlier review if events or circumstances occur that would suggest that goodwill could be impaired.

Other Intangible Assets

Other intangible assets consist of the following:

	June 30, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog	$1,243	$1,216
Music publishing and copyrights	830	811
Trademarks	10	10
Other intangible assets	36	4

	2,119	2,041
Accumulated amortization	(244)	(104)

Total intangible assets subject to amortization, net	1,875	1,937

Intangible assets not subject to amortization:
Trademarks	100	100

Total other intangible assets, net	$1,975	$2,037

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

The increase in the Company’s gross intangible assets represents the allocation of the purchase price of the Company’s acquisition of an additional interest in Maverick to the net assets acquired, principally music copyrights of approximately $17 million and artist contracts of approximately $16 million and the acquisition of a 50% interest in Bad Boy as described in Note 3, including the acquisition of recorded music catalog of approximately $9 million and artist contracts of approximately $14 million. The increase also relates to the acquisition of approximately $19 million of publishing copyrights during the nine months ended June 30, 2005.

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

During the nine months ended June 30, 2005, the Company revised its original estimates of restructuring costs based on the restructuring plans already implemented. This resulted in an overall reduction in the restructuring costs of approximately $34 million. The Company’s restructuring liabilities and goodwill as of June 30, 2005 have been reduced by such amounts. As of June 30, 2005, the Company had approximately $71 million of liabilities for Acquisition-related restructuring costs recorded in its balance sheet. These liabilities represent estimates of future cash obligations for all restructuring activities that had been implemented, as well as for all restructuring activities that had been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relate to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining lease obligations are expected to be settled by 2019. We expect to pay a majority of the remaining costs in 2005 and 2006.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Initial accrual in 2004	$164	$143	$307
Cash paid in 2004	(92)	(13)	(105)
Non-cash reduction in 2004(a)	(1)	(22)	(23)

Liability as of September 30, 2004	71	108	179
Cash paid in the nine months ended June 30, 2005	(47)	(25)	(72)
Non-cash reduction in the nine months ended June 30, 2005(a), net	(4)	(44)	(48)

Liability as of June 30, 2005	$20	$39	$59

(a)	Principally relates to changes in foreign currency exchange rates, the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter and co-publisher contracts and the reversal of restructuring costs no longer estimated to be required.

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

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

Based on the level of cost savings actually generated at the end of September 30, 2004, which exceeded the cost- savings targets under the plan, the Company determined that it was probable that eligible employees would vest in the full benefits under the plan. Accordingly, the Company expensed the full $20 million liability under the plan, along with other restructuring-related costs of $6 million, during the seven months ended September 30, 2004. Out of the aggregate $26 million liability, $16 million has been paid during the nine months ended June 30, 2005. We expect to pay a majority of the remaining costs in 2005 and 2006.

7. Debt

The Company’s long-term debt consists of:

	June 30, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,434	1,194

	1,434	1,194
7.375% U.S. dollar-denominated Notes due 2014	465	465
8.125% Sterling-denominated Notes due 2014	180	181

Total debt	2,079	1,840
Less current portion	(17)	(12)

Total long-term debt	$2,062	$1,828

The Company obtained an amendment to its senior secured credit facility to provide for, among other things, an additional term loan of $250 million which the Company has obtained concurrent with Parent’s initial issuance of common stock in May 2005, (the “Initial Common Stock Offering”), a reduction in the margin applicable on the term loan and more flexibility under certain restrictive covenants.

Holdings Debt

The Company’s immediate parent company, Holdings, issued debt in December of 2004. While Holdings is the issuer of such debt, it is a holding company that conducts substantially all of its business operations through the Company, its only asset and wholly owned subsidiary. As such, Holdings will be relying on the Company to make any payments of principal and interest as they become due.

In December 2004, Holdings issued $847 million principal amount at maturity of debt consisting of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the “Holdings Floating Rate Notes”), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the “Holdings Discount Notes”), and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the “Holdings PIK Notes”, and collectively, the “Holdings Notes”), which had an initial discount of $4 million. The gross proceeds of $696 million received from the issuance of the Holdings Notes were used to (i) redeem the remaining shares of cumulative preferred stock of Holdings at a redemption price of $209 million, including $9 million of accrued and unpaid dividends, (ii) pay a return of capital to Parent and its shareholders in the aggregate amount of $472 million, and (iii) pay debt-related issuance costs of approximately $15 million.

In June 2005, using a capital contribution received from the proceeds of Parent’s Initial Common Stock Offering, and cash received through a dividend from the Company of approximately $57 million, Holdings

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

redeemed all of the Holdings Floating Rate Notes, all of the Holdings PIK Notes, and 35% of the aggregate outstanding principal at maturity of Holdings Discount Notes. In connection with the redemption of the Holdings Floating Rate Notes, the Holdings PIK Notes and 35% aggregate outstanding Holdings Discount Notes, the Company paid redemption penalties of $19 million. Additionally, Holdings wrote off $12 million related to the carrying value of the unamortized debt issuance costs related to the Holdings Notes and $4 million related to the carrying value of the unamortized discount on the issuance of the Holdings Notes.

The Holdings Floating Rate Notes were redeemed in full on June 15, 2005. From the issuance date through the redemption date, the notes bore interest at a quarterly floating rate based on three-month LIBOR rates plus a margin equal to 4.375%. Interest was payable quarterly in cash beginning on March 15, 2005.

The Holdings Discount Notes were issued at a discount and have an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments are required. However, interest accrues on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semiannually at a fixed rate of 9.5% per annum. The Holdings Discount Notes mature on December 15, 2014. Holdings redeemed 35% of the Holdings Discount Notes on June 15, 2005.

The Holdings PIK Notes were redeemed in full on June 15, 2005. From the date of issuance through the date of redemption, the notes bore interest at a semi-annual floating rate based on six-month LIBOR rates plus a margin equal to 7%. Interest was accrued in the form of additional PIK notes at the election of Holdings. Such amounts were also repaid in connection with the redemption.

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

8. Shareholders’ Equity

Return of Capital and Dividends Paid

In the fall of 2004, the Company used its available excess cash to pay a return of capital to Holdings, its direct parent, in the amount of approximately $352 million. Of such aggregate amount, approximately $8 million was declared and paid in September 2004 and the balance of approximately $344 million was declared and paid in October 2004. Accordingly, while the September 2004 dividend was reflected in the Company’s fiscal 2004 audited financial statements, the October 2004 dividend has been reflected in the accompanying interim financial statements.

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

In connection with Parent’s Initial Common Stock Offering, and the related events, including the Company’s additional term loan borrowing under its senior secured credit facility, the Company declared a dividend of $398.5 million, of which $377 million was paid to Holdings on May 16, 2005 and $21.5 million was paid to Holdings on June 30, 2005. Such dividend was used to fund a portion of the Holdings debt repayment and to pay a dividend to Parent of $341.5 million, which was subsequently used to fund the repurchase of the TW warrants, the termination fee to terminate the management agreement and a dividend paid to the Investor Group. The termination fee was pushed down to the Company through a contribution from its parent companies.

9. Stock-Based Compensation

Long-Term Incentive Plan and Other Equity Issuances

In December 2004, the Board of Directors of the Company, Holdings and Parent (the “Board of Directors”) approved a long-term incentive plan (the “LTIP Plan”) for employees or directors of Parent and any of its affiliates. Under this plan, the Board of Directors authorized 1,355,066 shares of Parent’s common stock to be awarded. In May 2005, the Board of Directors approved the 2005 Omnibus Award Plan (“the 2005 Plan”) and authorized 3,416,133 shares of Parent’s common stock to be awarded. During the nine months ended June 30, 2005, pursuant to certain contractual arrangements or in connection with the LTIP Plan or the 2005 Plan, the Company granted 1,614,912 service-based stock options and 3,229,823 performance-based options to purchase shares of Parent’s common stock to certain employees of Parent and its subsidiaries. During the nine months ended June 30, 2005, Parent allowed certain employees to purchase 1,496,148 restricted shares of Parent’s common stock and awarded certain employees 243,989 restricted shares of Parent’s common stock.

In January 2005, the Company determined that the binomial method was a more accurate and appropriate methodology to calculate the fair value of its stock options. All stock option grants subsequent to January 2005 are valued using the binomial method, while all stock option grants prior to January 2005 were valued using the Black-Scholes method on the original grant date. This change in estimate does not have a material impact on the Company’s Consolidated Statement of Operations. During the three-month and nine-month periods ended June 30, 2005, the Company recorded expense related to stock-based awards of $9 million and $18 million, respectively.

Payments Relating to Executive Compensation

The Company determined that certain shares of Parent’s common stock issued in 2004 and early 2005 may have been sold at prices below fair market value on the applicable date of sale and certain options to purchase shares of Parent’s stock granted may have had exercise prices below fair market value on the applicable date of grant. As a result, certain U.S. employee holders of the restricted stock who made elections under Section 83(b) of the Internal Revenue Code will be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004, signed into law in October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provides transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of restricted stock or options may be subject to similar or other related issues. In order for the Company to address these issues the Board of Directors, based on a re-assessment of fair market values on the applicable dates, approved the actions discussed below.

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

Restricted Stock

The Company is authorized to pay each employee who purchased restricted shares of Parent’s common stock at prices that were below fair market value on the date of purchase a cash bonus. The cash bonus payable to those employees who made a Section 83(b) election is an amount equal to the tax liability incurred by the employee as of the date of purchase based on any difference between the re-determined purchase date fair market value and the amount originally paid by the employee, plus an amount necessary to pay the taxes on the bonus. The bonuses that are payable to each of those employees who did not make a Section 83(b) election or the applicable foreign equivalent is an amount reflecting an estimate of the additional tax which would be payable by the employee at the time the restricted stock is scheduled to vest due to that taxable amount being subject to ordinary income rather than capital gains tax rates, and assuming that the re-determined value of the stock remains constant over the vesting period, adjusted down to reflect a present value discount based on the earliest possible vesting dates. The Company will pay these employees an amount necessary to pay the taxes on the bonus. This will result in total cash payments of approximately $10 million, which the Company has expensed in the quarter ended June 30, 2005.

Options

The Company has revised the exercise prices of certain options to purchase common stock of Parent to prices equal to the applicable re-determined fair market values of the common stock on the dates of the respective grants. To compensate the grantees for the loss of value represented by this adjustment to the option exercise prices, the Company will pay each affected employee a cash bonus in an amount equal to the excess of the adjusted aggregate exercise price of the employee’s options over the original aggregate exercise price of the employee’s options, adjusted down to reflect a present value discount based on the earliest possible exercise dates. The Company has treated the revision of the exercise prices of certain option grants as a modification of such grants. This will result in total cash bonuses paid of approximately $9 million. The Company has recorded expense of $6 million in the quarter ended June 30, 2005 related to this modification of certain grants.

Further, in connection with the $100.5 million cash dividends Parent has declared and paid to holders of Parent’s common stock consisting of the Investor Group and certain members of management who held shares of common stock prior to Parent’s Initial Common Stock Offering, as described in Note 9, the Company has made an adjustment to all options outstanding at the time of declaration of the dividend. The adjustment consists of a cash make-whole payment consisting of an amount equal to the pro rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend adjusted down to reflect a present value discount based on the earliest possible exercise dates. The Company has expensed approximately $3 million of expense related to such payments in the quarter ended June 30, 2005.

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

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

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

On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served us with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General’s subpoenas, we have been producing documents and have substantially completed our production. We also understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On July 25, 2005, Sony BMG Music Entertainment (“Sony BMG”) reached a settlement with the Attorney General. As part of such settlement, Sony BMG agreed to make $10 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. Commissioner Adelstein of the Federal Communications Commission has subsequently called for an investigation into the same or related subject matter. FCC Chairman Kevin J. Martin has also directed the Enforcement Bureau to review the settlement agreement reached by Sony BMG and investigate any incidents in which the agreement discloses evidence of payola rule violations as well as investigating any evidence of payola rule violations outside of the Sony BMG settlement the Bureau may be presented with. While it is too soon to predict the outcome of this investigation and the FCC announcements on us, the investigation by Spitzer, the FCC announcements and these recent developments have the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect the Company’s business, including its brand value.

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

11. Management/ Monitoring Agreement

As described in Note 19 to the Company’s audited consolidated financial statements for the seven months ended September 30, 2004, the Company entered into a management monitoring agreement (the “Management Agreement”) with the Investor Group in connection with the Acquisition.

Under the Management Agreement, the Company, Holdings and Parent were required to pay the Investor Group an aggregate annual fee of $10 million per year (the “Periodic Fees”) in consideration for ongoing consulting and management advisory services. In addition, in the case of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Parent or its subsidiaries, the Management Agreement required Parent, Holdings and Acquisition Corp. to pay the Investor Group an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). The Management Agreement also requires the Company, Holdings and Parent to pay the reasonable expenses of the Investor Group in connection with, and indemnify them for liabilities arising from, the Management Agreement, the Acquisition and any related transactions, their equity investment in the Company, Holdings or Parent, their operations, and the services they provide to the Company, Holdings and Parent.

The Management Agreement provided that it would continue in full force and effect until December 30, 2014, provided, however, that the Investor Group could cause the agreement to terminate at any time upon agreement of the Investor Group. In the event of the termination of the Management Agreement, the Company,

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

Holdings and Parent were required by the terms of the agreement to pay each of the Investor Group (x) any unpaid portion of the Periodic Fees, any Subsequent Fees and any expenses due with respect to periods prior to the date of termination plus (y) the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the Periodic Fees that would have been payable with respect to the period from the date of termination until December 30, 2014.

On May 10, 2005, the Investor Group terminated the Management Agreement and on May 16, 2005 Parent paid the Investor Group a $73 million termination fee using the proceeds of a dividend from Holdings. This dividend was funded by a dividend from the Company to Holdings using the proceeds of the additional $250 million term loan and available cash.

12. Derivative Financial Instruments

During the nine months ended June 30, 2005, the Company entered into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. As of June 30, 2005, the Company had total notional amounts hedged under these agreements of $897 million and recorded deferred gains in comprehensive income of less than $1 million.

In July and August 2005 the Company entered into foreign exchange forward contracts with a notional value of approximately $160 million. These contracts are hedging approximately 80% of the Company’s net foreign exchange exposure on inter-company royalties from foreign affiliates.

13. Segment Information

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

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
Revenues
Recorded music	$588	$2,149	$577	$767	$1,430
Music publishing	161	470	153	208	253
Intersegment elimination	(7)	(22)	(4)	(4)	(15)

Total revenues	$742	$2,597	$726	$971	$1,668

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
OIBDA
Recorded music	$47	$313	$66	$78	$146
Music publishing	28	99	28	43	57
Corporate expenses	(108)	(167)	(22)	(25)	(28)

Total OIBDA	$(33)	$245	$72	$96	$175

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
Depreciation of Property, Plant and Equipment
Recorded music	$7	$25	$10	$14	$22
Music publishing	2	4	2	3	2
Corporate	3	11	3	4	7

Total depreciation	$12	$40	$15	$21	$31

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
Amortization of Intangible Assets
Recorded music	$34	$100	$32	$42	$63
Music publishing	13	40	13	18	34
Corporate	—	—	—	—	—

Total amortization	$47	$140	$45	$60	$97

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
Impairment of Goodwill and Other Intangibles
Recorded music	—	—	—	—	$1,019
Music publishing	—	—	—	—	—
Corporate	—	—	—	—	—

Total impairment	$—	$—	$—	$—	$1,019

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
Operating Income (Loss)
Recorded music	$6	$188	$24	$22	$(958)
Music publishing	13	55	13	22	21
Corporate	(111)	(178)	(25)	(29)	(35)

Total operating income (loss)	$(92)	$65	$12	$15	$(972)

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
Reconciliation of OIBDA to Operating Income (Loss)
OIBDA	$(33)	$245	$72	$96	$175
Depreciation expense	(12)	(40)	(15)	(21)	(31)
Amortization expense	(47)	(140)	(45)	(60)	(97)
Impairment of goodwill and other intangible assets	—	—	—	—	(1,019)

Operating (loss) income	$(92)	$65	$12	$15	$(972)

15. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $104 million during the nine months ended June 30, 2005, $17 million during the four months ended June 30, 2004 and $7 million in the five months ended February 29, 2004.

The Company paid income and withholding taxes of approximately $36 million during the nine months ended June 30, 2005, $24 million during the four months ended June 30, 2004 and $15 million in the five months ended February 29, 2004. The Company received foreign income tax refunds of approximately $9 million during the nine months ended June 30, 2005, $8 million during the four months ended June 30, 2004 and $2 million in the five months ended February 29, 2004. With respect to income and withholding taxes paid currently but

WMG Acquisition Corp.

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

relating in a period prior to the closing of the Acquisition that was effective in March 2004, such payments are a receivable from Time Warner. Conversely, any refunds received currently that are for a period prior to the closing of the Acquisition are payable to Time Warner.

Non-cash Transactions

Significant non-cash investing and financing activities during the five months ended February 29, 2004 included the non-cash recapitalization of certain intercompany receivables and payables between Old WMG and Time Warner.

There were no significant non-cash investing and financing activities during the nine months ended June 30, 2005 and four months ended June 30, 2004.

WMG Acquisition Corp.

Supplementary Information

Condensed Consolidating Financial Statements

WMG Acquisition Corp. (the “Company” or “New WMG”) is one of the world’s major music companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as “Old WMG” or the “Predecessor”. Effective March 1, 2004, the Company acquired Old WMG from Time Warner for approximately $2.6 billion.

New WMG has issued (i) $465 million principal amount of 7.375% Senior Subordinated Notes due 2014 and (ii) 100 million Sterling principal amount of 8.125% Senior Subordinated notes due 2014 (the “Notes). The Notes are guaranteed by all of New WMG’s domestic wholly owned subsidiaries on a senior subordinated basis. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Notes and present the results of operations, financial position and cash flows of (i) New WMG, which is the issuer of the Notes, or its predecessor Old WMG, (ii) the guarantor subsidiaries of New WMG, (iii) the non-guarantor subsidiaries of New WMG and (iv) the eliminations necessary to arrive at the information for New WMG on a consolidated or Old WMG on a combined basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting. There are no restrictions on New WMG’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

WMG Acquisition Corp.

Supplementary Information

Condensed Consolidating Balance Sheet (Unaudited)

June 30, 2005

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$45	$179	$—	$224
Accounts receivable, net	—	261	209	—	470
Intercompany notes receivable	(64)	360	(375)	84	5
Inventories	—	18	25	—	43
Royalty advances expected to be recouped within one year	—	95	99	—	194
Deferred tax assets	—	25	14	—	39
Other current assets	28	29	42	—	99

Total current assets	(36)	833	193	84	1,074
Royalty advances expected to be recouped after one year	—	95	99	—	194
Investments in and advances to (from) consolidated subsidiaries	2,302	294	—	(2,596)	—
Investments	—	17	5	—	22
Property, plant and equipment	—	102	53	—	155
Goodwill	—	245	709	—	954
Intangible assets subject to amortization	—	1,172	703	—	1,875
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	84	2	22	—	108

Total assets	$2,350	$2,860	$1,784	$(2,512)	$4,482

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$4	$104	$84	$—	$192
Accrued royalties	—	534	528	—	1,062
Taxes and other withholdings	—	(9)	21	—	12
Current portion of long-term debt	17	—	—	—	17
Other current liabilities	20	180	184	—	384

Total current liabilities	41	809	817	—	1,667
Long-term debt	2,062	—	—	—	2,062
Deferred tax liabilities, net	—	25	232	—	257
Other noncurrent liabilities	—	159	87	—	246

Total liabilities	2,103	993	1,136	—	4,232
Shareholder’s equity	247	1,867	648	(2,512)	250

Total liabilities and shareholder’s equity	$2,350	$2,860	$1,784	$(2,512)	$4,482

WMG Acquisition Corp.

Supplementary Information

Condensed Consolidating Balance Sheet

September 30, 2004

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$2	$433	$120	$—	$555
Accounts receivable, net	24	278	269	—	571
Inventories	—	37	28	—	65
Royalty advances expected to be recouped within one year	—	122	101	—	223
Deferred tax assets	—	24	14	—	38
Other current assets	4	13	69	—	86

Total current assets	30	907	601	—	1,538
Royalty advances expected to be recouped after one year	—	124	99	—	223
Investments in and advances to (from) consolidated subsidiaries	2,556	6	(269)	(2,293)	—
Intercompany notes receivable	188	—	—	(188)	—
Investments	—	11	(3)	—	8
Property, plant and equipment	—	127	62	—	189
Goodwill	—	274	704	—	978
Intangible assets subject to amortization	—	1,253	684	—	1,937
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	93	12	12	—	117

Total assets	$2,867	$2,814	$1,890	$(2,481)	$5,090

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$116	$110	$—	$226
Accrued royalties	—	511	492	—	1,003
Taxes and other withholdings	—	4	6	—	10
Current portion of long-term debt	12	—	—	—	12
Other current liabilities	42	139	251	—	432

Total current liabilities	54	770	859	—	1,683
Long-term debt	1,828	—	—	—	1,828
Intercompany notes payable	—	—	188	(188)	—
Deferred tax liabilities, net	—	24	241	—	265
Other noncurrent liabilities	4	209	124	(4)	333
Due to WMG Parent Corp.	3	—	—	—	3

Total liabilities	1,889	1,003	1,412	(192)	4,112
Shareholder’s equity	978	1,811	478	(2,289)	978

Total liabilities and shareholder’s equity	$2,867	$2,814	$1,890	$(2,481)	$5,090

WMG Acquisition Corp.

Supplementary Information

Condensed Consolidating Statement of Operations (Unaudited)

For The Three Months Ended June 30, 2005

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Revenues	$—	$393	$433	$(84)	$742
Costs and expenses:
Cost of revenues	1	(231)	(248)	82	(396)
Selling, general and administrative expenses	(1)	(164)	(155)	2	(318)
Loss on termination of management agreement	(73)	—	—	—	(73)
Amortization of intangible assets		(32)	(15)	—	(47)

Total costs and expenses	(73)	(427)	(418)	84	(834)

Operating (loss) income	(73)	(34)	15	—	(92)
Net investment-related gains (losses)	—	1	—	—	1
Interest expense, net	(19)	(3)	(15)	—	(37)
Equity in the losses of equity-method investees, net		—	—	—	—
Equity gains from consolidated subsidiaries	(36)	9	—	27	—
Other income, net	1	(1)	1	—	1

Income before income taxes	(127)	(28)	1	27	(127)
Income tax expense	(4)	(7)	—	7	(4)

Net income	$(131)	$(35)	$1	$34	$(131)

WMG Acquisition Corp.

Supplementary Information

Condensed Consolidating Statement of Operations (Unaudited)

For The Three Months Ended June 30, 2004

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Revenues	$—	$333	$448	$(55)	$726
Costs and expenses:
Cost of revenues	—	(174)	(274)	55	(393)
Selling, general and administrative expenses	(3)	(124)	(149)	—	(276)
Amortization of intangible assets	—	(33)	(12)	—	(45)

Total costs and expenses	(3)	(331)	(435)	55	(714)

Operating (loss) income	(3)	2	13	—	12
Interest expense, net	(24)	(5)	(6)	—	(35)
Loss on termination of bridge loan	(6)	—	—	—	(6)
Equity in the losses from equity-method investees	—	—	1	—	1
Equity in the gains from consolidated subsidiaries	5	18	—	(23)
Other income, net	—	—	—	—	—

Income before income taxes	(28)	15	8	(23)	(28)
Income tax expense	(10)	(16)	(6)	22	(10)

Net income	$(38)	$(1)	$2	$(1)	$(38)

WMG Acquisition Corp.

Supplementary Information

Condensed Consolidating Statement of Operations (Unaudited)

For The Nine Months Ended June 30, 2005

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Revenues	$—	$1,365	$1,564	$(332)	$2,597
Costs and expenses:
Cost of revenues	1	(753)	(951)	326	(1,377)
Selling, general and administrative expenses	(6)	(486)	(456)	6	(942)
Loss on termination of management agreement	(73)	—	—	—	(73)
Amortization of intangible assets		(96)	(44)	—	(140)

Total costs and expenses	(78)	(1,335)	(1,451)	332	(2,532)

Operating (loss) income	(78)	30	113	—	65
Interest expense, net	(73)	(13)	(22)		(108)
Net investment-related gains (losses)		1	—		1
Equity in the losses of equity-method investees, net		—	(1)		(1)
Equity gains from consolidated subsidiaries	108	73	—	(181)	—
Other income (expenses), net	5	(1)	1	—	5

Income before income taxes	(38)	90	91	(181)	(38)
Income tax expense	(46)	(39)	(34)	73	(46)

Net (loss) income	$(84)	$51	$57	$(108)	$(84)

WMG Acquisition Corp.

Supplementary Information

Condensed Consolidating Statement of Operations (Unaudited)

For The Four Months Ended June 30, 2004

	New WMG		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Revenues	$		$533	$580	$(142)	$971
Costs and expenses:
Cost of revenues			(305)	(354)	136	(523)
Selling, general and administrative expenses		(4)	(178)	(197)	6	(373)
Amortization of intangible assets			(44)	(16)	—	(60)

Total costs and expenses		(4)	(527)	(567)	142	(956)

Operating (loss) income		(4)	6	13	—	15
Interest expense, net		(32)	(7)	(6)	—	(45)
Loss on termination of bridge loan		(6)	—	—	—	(6)
Equity gains from consolidated subsidiaries		6	23	—	(29)	—
Other income, net		—	—	—	—	—

Income before income taxes		(36)	22	7	(29)	(36)
Income tax expense		(9)	(16)	(5)	21	(9)

Net (loss) income		$(45)	$6	$2	$(8)	$(45)

WMG Acquisition Corp.

Supplementary Information

Condensed Combining Statement of Operations (Unaudited)

For The Five Months Ended February 29, 2004

	New WMG(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Revenues	$	$860	$1,026	$(218)	$1,668
Costs and expenses:
Cost of revenues		(502)	(622)	218	(906)
Selling, general and administrative expenses		(290)	(320)	—	(610)
Impairment of goodwill and other intangible assets		(1,014)	(5)	—	(1,019)
Amortization of intangible assets		(80)	(17)	—	(97)
Restructuring costs		(7)	(1)	—	(8)

Total costs and expenses		(1,893)	(965)	218	(2,640)

Operating (loss) income		(1,033)	61	—	(972)
Interest expense, net		2	(4)	—	(2)
Net investment-related (losses) gains		—	(9)	—	(9)
Equity in the losses of equity-method investees, net		(3)	(8)	—	(11)
Equity gains from consolidated subsidiaries		(17)	—	17	—
Deal-related transaction and other costs		(63)	—	—	(63)
Other expense, net		(5)	(2)	—	(7)

(Loss) profit before income taxes		(1,119)	38	17	(1,064)
Income tax (expense) benefit		(113)	(143)	136	(120)

Net loss	$	$(1,232)	$(105)	$153	(1,184)

(a)	For periods prior to the Acquisition, New WMG did not exist.

WMG Acquisition Corp.

Supplementary Information

Condensed Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2005

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(84)	$51	$57	$(108)	$(84)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	126	54	—	180
Deferred taxes	—	—	(7)	—	(7)
Non-cash interest expense	9	17	—	—	26
Net investment-related (gains) losses	—	(1)	—	—	(1)
Equity in the losses of equity-method investees, including distributions	—	1	—	—	1
Non-cash, stock based compensation expense	—	16	2	—	18
Equity losses (gains) from consolidated subsidiaries	(63)	(46)	1	108	—
Changes in operating assets and liabilities:
Accounts receivable	—	7	70	—	77
Inventories	—	3	3	—	6
Royalty advances	—	14	(16)	—	(2)
Accounts payable and accrued liabilities	(6)	14	(51)	—	(43)
Other balance sheet changes	(21)	(12)	37		4

Net cash provided by (used in) operating activities	(165)	190	150	—	175

Cash flows from investing activities:
Investments and acquisitions	—	(26)	(58)	—	(84)
Investment proceeds	—	50	—	—	50
Capital expenditures	—	(13)	(7)	—	(20)

Net cash provided by (used in) investing activities	—	11	(65)	—	(54)

Cash flows from financing activities:
Borrowings, net of financing costs	247	—	—	—	247
Debt repayments	(10)	—	—	—	(10)
Capital contributions	73	—	—	—	73
Dividends paid	(742)	—	—	—	(742)
Loan to third party	—	(10)	—	—	(10)
Change in intercompany	602	(577)	(25)	—	—
Change in amounts due to parent	(6)	—	—	—	(6)
Other	(1)	(2)	—	—	(3)

Net cash provided by (used in) financing activities	163	(589)	(25)	—	(451)

Effect of foreign currency exchange rate changes on cash	—	—	(1)	—	(1)

Net (decrease) increase in cash and equivalents	(2)	(388)	59	—	(331)
Cash and equivalents at beginning of period	2	433	120		555

Cash and equivalents at end of period	$—	$45	$179	$—	$224

WMG Acquisition Corp.

Supplementary Information

Condensed Consolidating Statement of Cash Flows (Unaudited)

For The Four Months Ended June 30, 2004

	New WMG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Combined
Cash flows from operating activities:
Net (loss ) income	$(45)	$6	$2	$(8)	$(45)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment of goodwill and other intangible assets	—	—	—	—	—
Depreciation and amortization	—	59	22	—	81
Deferred taxes	—	—	2	—	2
Non-cash interest expense	4	7	—	—	11
Loss on repayment of bridge loan	6	—	—	—	6
Equity in the gains (losses) from consolidated subsidiaries	4	(12)		8	—
Changes in operating assets and liabilities:					—
Accounts receivable	—	(10)	9	—	(1)
Inventories	—	(7)	(2)	—	(9)
Royalty advances	—	22	31	—	53
Accounts payable and accrued liabilities	29	(74)	19	—	(26)
Other balance sheet changes	(15)	(9)	(11)	—	(35)

Net cash (used in) provided by operating activities	(17)	(18)	72	—	37

Cash flows from investing activities:
Investments and acquisitions	—	(3)	(2)	—	(5)
Acquisitions of publishing copyrights	(1)	—	—	—	(1)
Acquisition of Old WMG	(2,638)				(2,638)
Capital expenditures	—	(2)	(2)	—	(4)

Net cash used in investing activities	(2,639)	(5)	(4)	—	(2,648)

Cash flows from financing activities:
Borrowings, net of financing costs	2,249	—	—	—	2,249
Debt repayments	(506)	—	(125)	—	(631)
Capital contributions	1,250	—	—	—	1,250
Decrease in amounts due from Time Warner-affiliated companies	3	—	—	—	3
Dividends paid	(202)	—	—	—	(202)
Decrease (increase) in intracompany	(140)	348	(208)	—	—

Net cash provided by (used in) financing activities	2,654	348	(333)	—	2,669

Effect of foreign currency exchange rate changes on cash	—	—	(1)	—	(1)

Net increase (decrease) in cash and equivalents	(2)	325	(266)	—	57
Cash and equivalents at beginning of period	—	29	442	—	471

Cash and equivalents at end of period	$(2)	$354	$176	$—	$528

WMG Acquisition Corp.

Supplementary Information

Condensed Combining Statement of Cash Flows (Unaudited)

For The Five Months Ended February 29, 2004

	New WMG(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Old WMG Combined
	(in millions)
Cash flows from operating activities:
Net loss		$(1,232)	$(105)	$153	$(1,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill and other intangible assets		1,014	5	—	1,019
Depreciation and amortization		104	24	—	128
Deferred taxes		(25)	119	—	94
Non-cash interest expense		3	—	—	3
Net investment-related losses (gains)		—	9	—	9
Equity in the losses of equity-method investees, including distributions		3	8	—	11
Equity losses from consolidated subsidiaries		153	—	(153)	—
Changes in operating assets and liabilities:
Accounts receivable		66	27	—	93
Inventories		(1)	—	—	(1)
Royalty advances		79	30	—	109
Accounts payable and accrued liabilities		22	10	—	32
Other balance sheet changes		(31)	70	—	39

Net cash provided by operating activities		155	197	—	352

Cash flows from investing activities:
Investments and acquisitions		(1)	(15)	—	(16)
Investment proceeds		38	19	—	57
Capital expenditures		(18)	(6)	—	(24)

Net cash provided by (used in) investing activities		19	(2)	—	17

Cash flows from financing activities:
Debt repayments		—	(124)	—	(124)
Capital contributions		224	457	(419)	262
Decrease (increase) in amounts due from Time Warner-affiliated companies		(171)	491	(30)	290
Dividends paid		(202)	(657)	449	(410)

Net cash provided by (used in) financing activities		(149)	167	—	18

Effect of foreign currency exchange rate changes on cash		—	3	—	3

Net increase in cash and equivalents		25	365	—	390
Cash and equivalents at beginning of period		4	77	—	81

Cash and equivalents at end of period		$29	$442	$—	$471

(a)	For periods prior to the Acquisition, New WMG did not exist.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition includes periods prior to the consummation of our acquisition of Time Warner Inc.’s recorded music and music publishing businesses and related financing (the “Transactions”). Accordingly, the discussion and analysis of operating results for the three months and nine months ended June 30, 2004 does not reflect the full impact that the Transactions have had on us, including significantly increased financing costs. You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the SEC. Our website address is www.wmg.com. The information contained in our website is not incorporated by reference in this Quarterly Report.

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

INTRODUCTION

WMG Acquisition Corp (the “Company” or “New WMG”) is one of the world’s major music content companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as “Old WMG” or the “Predecessor”. Effective March 1, 2004, WMG Acquisition Corp. acquired Old WMG from Time Warner for approximately $2.6 billion (the “Acquisition”). The Company is a direct, wholly owned subsidiary of WMG Holdings Corp. (“Holdings”). Holdings, in turn, is a direct, wholly owned subsidiary of Warner Music Group Corp. (“Parent”, formerly known as WMG Parent Corp.). Parent, Holdings and the Company were formed in November 2003 by a private equity consortium of Investors (the “Investor Group”) to facilitate the Acquisition.

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited interim financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three months and nine months ended June 30, 2005 and 2004. This analysis is presented on both a consolidated and segment basis.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2005 and 2004, as well as a discussion of our financial condition and liquidity as of June 30, 2005. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures, under our indentures governing the Acquisition Corp. Notes.

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

In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired. As such, financial information for the nine months ended June 30, 2004 is separated into pre-acquisition and post-acquisition periods as a result of the change in accounting basis that occurred relating to the Acquisition. That is, we have presented our operating results and cash flows separately for the pre-acquisition five-month period ended February 29, 2004 and the post-acquisition, four-month period ended June 30, 2004.

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

We believe that this split presentation may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the full nine-month period ended June 30, 2004. This combined presentation for the nine-month period ended June 30, 2004 simply represents the mathematical addition of the pre-acquisition, five-month period ended February 29, 2004 and the post-acquisition, four-month period ended June 30, 2004. It is not intended to represent what our operating results would have been had the Acquisition occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included herein.

Though we believe that the combined presentation is most meaningful for the nine months ended June 30, 2004, it is not in conformity with GAAP. As such, we have supplemented our historical operating results for that period, as appropriate, with pro forma financial information and have further highlighted in our discussions that follow any significant effects from the Acquisition to facilitate an understanding of a comparison of our operating results from period-to-period.

OVERVIEW

Description of Business

We are one of the world’s major music content companies. Effective as of March 1, 2004, substantially all of Time Warner Inc.’s music division was acquired from Time Warner by us for approximately $2.6 billion.

We classify our business interests into two fundamental areas: Recorded Music and Music Publishing. A brief description of each of those operations is presented below.

Our business is seasonal. Therefore, operating results for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

Recorded Music Operations

Our Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In the U.S., our operations are conducted principally through our major record labels—Warner Bros. Records Inc. and The Atlantic Records Group. Internationally, our Recorded Music operations are conducted through our Warner Music International division (“WMI”), which includes various subsidiaries, affiliates and non-affiliated licensees in more than 50 countries outside the United States. In addition to the more traditional methods of discovering and developing artists, we have implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging our independent distribution network. We refer to these new business models as incubator initiatives. Asylum and East West are our current incubator labels. In addition, we have also entered into strategic ventures with other record labels.

Our Recorded Music operations also include a catalog division named Rhino Entertainment (“Rhino”), formerly known as Warner Strategic Marketing. Rhino specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to/from third parties for various uses, including film and television soundtracks.

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

Music Publishing Operations

Our Music Publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music publishing affiliates of the Company. We own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Our Music Publishing operations also formerly included Warner Bros. Publications (“WBP”), which markets printed versions of our music throughout the world. On December 15, 2004, we entered into a definitive agreement to sell WBP to Alfred Publishing. The sale closed on May 31, 2005, and is not expected to have a material effect on our future operating results and financial condition.

Publishing revenues are derived from four main royalty sources:

•	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including singles, albums, CDs, digital downloads and mobile phone ring tones.

•	Performance: the licensor receives royalties if the composition is performed publicly (e.g., broadcast radio and television, movie theater, concert, nightclub or Internet and wireless streaming).

•	Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images (e.g., in films, television commercials and programs and videogames).

•	Other: the licensor receives royalties from other uses such as stage productions and printed sheet music.

The principal costs associated with our Music Publishing operations are as follows:

•	artist and repertoire costs—the costs associated with (i) signing and developing songwriters and (ii) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the exploitation of their copyrighted works;

•	manufacturing, packaging and distribution costs—the costs to manufacture and distribute sheet music and songbooks to retail distribution outlets and schools; and

•	administration costs—the costs associated with general overhead and other administrative costs.

Factors Affecting Results of Operations and Financial Condition

Market Factors

Over the past four years, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format which has slowed the historical growth pattern of recorded music sales. While potential new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio formats, significant revenue streams from these new markets have yet to emerge. Accordingly, although we believe that the recorded music industry should continue to improve as evidenced by the year-over-year growth in U.S. music physical unit sales in 2004 and flat performance in overall (physical and digital) music unit sales globally in 2004, the best year-on-year trend in global music sales for five years according to the IFPI, the industry may relapse into a period of decline, as witnessed from 1999 to 2003, which would continue to negatively affect operating results. For example, as of August 7, 2005, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 7.61% year-over-year. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a significant portion of its revenues from mechanical royalties received from the sale of music in recorded music formats such as the CD.

Due in part to the development of the new channels mentioned above and ongoing anti-piracy initiatives, we believe that the recorded music industry is positioned to improve over the coming years. However, the industry may relapse into a period of decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry. Accordingly, we have executed a number of cost-saving initiatives over the past few years in an attempt to realign our cost structure with the changing economics of the industry. These initiatives have included significant headcount reductions, exiting certain leased facilities in an effort to consolidate locations and the sale of our manufacturing, packaging and physical distribution operations. We have conducted a detailed assessment of our existing cost structure. As a result of this assessment, we have identified substantial cost-reduction opportunities in our business, the majority of which are associated with headcount reductions from the consolidation of operations and the streamlining of corporate and label overhead. By the end of March 2004, we had implemented approximately $250 million of annualized cost savings, the majority of which have been reflected in our statement of operations through June 30, 2005. We have now completed substantially all of our restructuring efforts. We project the one-time costs associated with our restructuring to be $225 million to $250 million, of which approximately $177 million has been paid through June 30, 2005. There are still significant risks associated with the restructuring plan. See “Risk Factors.”

Transactions with Time Warner and its Affiliates

As previously described, prior to March 1, 2004, Old WMG was owned and operated by Time Warner. As such, in the normal course of conducting our business, Old WMG had various commercial and financing arrangements with Time Warner and its affiliates. In particular, Old WMG purchased manufacturing packaging and physical distribution services from affiliates of Time Warner, and Time Warner funded its operating and capital requirements. See Note 19 to our audited financial statements for the seven months ended September 30, 2004 for a summary of the principal transactions between Old WMG and Time Warner and its affiliates.

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

Charges and Payments Relating to Executive Compensation

Primarily in 2004, but also to a limited extent in 2005, restricted shares of Parent’s common stock were sold and options granted to various employees to assist us in recruiting, retaining and motivating key employees. We subsequently determined that certain restricted shares of Parent’s common stock issued in 2004 and early 2005 may have been sold at prices below fair market value on the applicable date of sale and certain options to purchase shares of Parent’s common stock granted may have had exercise prices below fair market value on the applicable date of grant. As a result, certain U.S. employee holders of the restricted stock who made elections under Section 83(b) of the Internal Revenue Code will be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004, signed into law in October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provides transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of Parent’s restricted stock or options may be subject to similar or other related issues. In order for us to address these issues the Board of Directors, based on a re-assessment of fair market values on the applicable dates, approved the actions discussed below.

Restricted Stock.    We are authorized to pay each employee, who purchased restricted shares of Parent’s common stock at prices that were below fair market value on the date of purchase, a cash bonus. The cash bonus payable to those employees who made a Section 83(b) election is an amount equal to the tax liability incurred by the employee as of the date of purchase based on any difference between the re-determined purchase date fair market value and the amount originally paid by the employee, plus an amount necessary to pay the taxes on the bonus. The bonuses that are payable to each of those employees who did not make a Section 83(b) election or the applicable foreign equivalent is an amount reflecting an estimate of the additional tax which would be payable by the employee at the time the restricted stock is scheduled to vest due to that taxable amount being subject to ordinary income rather than capital gains tax rates, and assuming that the re-determined value of the stock remains constant over the vesting period, adjusted down to reflect a present value discount based on the earliest possible vesting dates. We will pay these employees an amount necessary to pay the taxes on the bonus. This will result in total cash payments of approximately $10 million, which the Company has expensed in the quarter ended June 30, 2005.

Options.    The exercise prices of certain options to purchase Parent’s common stock were revised to equal the applicable re-determined fair market values of Parent’s common stock on the dates of the respective grants. To compensate the grantees for the loss of value represented by this adjustment to the option exercise prices, we will pay each affected employee a cash bonus in an amount equal to the excess of the adjusted aggregate exercise price of the employee’s options over the original aggregate exercise price of the employee’s options, adjusted down to reflect a present value discount based on the earliest possible exercise dates. The revision of the exercise prices of certain option grants has been treated as a modification of such grants. This will result in total cash bonuses paid of approximately $9 million. We have recorded expense of $6 million in the quarter ended June 30, 2005 related to this modification of certain grants.

Additional Charges and Payments to Employees

Option Adjustments as a Result of Dividend to Investors.    Further, in connection with the $100.5 million cash dividend Parent declared and paid to holders of its common stock consisting of the Investor Group and certain members of management who held shares of common stock prior to Parent’s Initial Common Stock Offering, an adjustment has been made to all options outstanding at the time of declaration of the dividend. The adjustment consists of a cash make-whole payment consisting of an amount equal to the pro rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend adjusted down to reflect a present value discount based on the earliest possible exercise dates. We have expensed approximately $3 million of expense related to such payments in the quarter ended June 30, 2005.

Employee Bonus Plan.    The Board of Directors approved a special one-time bonus that is payable upon consummation of Parent’s initial common stock offering to all or substantially all of our employees, excluding senior management and any employees that have, or to whom we plan to grant, an equity participation in our company. The amount of the award granted to an employee was equal to approximately 4% of the employee’s annual salary. We have recorded expense of $10 million in the quarter ended June 30, 2005 related to such bonus.

Termination of Management/ Monitoring Agreement

As described in Note 19 to the Company’s audited consolidated financial statements for the seven months ended September 30, 2004, we entered into a management monitoring agreement (the “Management Agreement”) with the Investor Group in connection with the Acquisition.

Under the Management Agreement, Parent, Holdings and Acquisition Corp. were required to pay the Investor Group an aggregate annual fee of $10 million per year (the “Periodic Fees”) in consideration for ongoing consulting and management advisory services. In addition, in the case of future services provided in connection with any future acquisition, disposition, or financing transactions involving Parent or its subsidiaries, the Management Agreement required Parent, Holdings and Acquisition Corp. to pay the Investor Group an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). The Management Agreement also requires Parent, Holdings and Acquisition Corp. to pay the reasonable expenses of the Investor Group in connection with, and indemnify them for liabilities arising from, the Management Agreement, the Acquisition and any related transactions, their equity investment in Parent, Holdings or Acquisition Corp., their operations, and the services they provide to Parent, Holdings and Acquisition Corp.

The Management Agreement provided that it would continue in full force and effect until December 30, 2014, provided, however, that the Investor Group could cause the agreement to terminate at any time upon agreement of the Investor Group. In the event of the termination of the Management Agreement, Parent, Holdings and Acquisition Corp. were required by the terms of the agreement to pay each of the Investor Group any unpaid portion of the Periodic Fees, any Subsequent Fees and any expenses due with respect to periods prior to the date of termination plus the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the Periodic Fees that would have been payable with respect to the period from the date of termination until December 30, 2014.

As described in Note 11 to the Company’s unaudited consolidated financial statements for the nine months ended June 30, 2005 included herein, on May 10, 2005, the Investor Group terminated the Management Agreement and on May 16, 2005, Parent paid the Investor Group a $73 million termination fee, which was reflected in our statement of operations in the three months ended June 30, 2005.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following table summarizes our historical results of operations:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(unaudited)	(unaudited)
	(in millions)
Revenues	$742	$726
Costs and expenses:
Cost of revenues	(396)	(393)
Selling, general and administrative expenses(1)	(318)	(276)
Loss on termination of management agreement	(73)	—
Amortization of intangible assets	(47)	(45)

Total costs and expenses	(834)	(714)

Operating (loss) income	(92)	12
Interest expense, net	(37)	(35)
Net investment-related gains	1	—
Equity in the gains of equity-method investees, net	—	1
Loss on repayment of debt of bridge loan	—	(6)
Other income, net	1	—

Loss before income taxes	$(127)	$(28)
Income tax expense	(4)	(10)

Net loss	$(131)	$(38)

(1)	Includes depreciation expense of $12 million and $15 million for the three months ended June 30, 2005 and June 30, 2004, respectively.

Consolidated Historical Results

Revenues

Our revenues increased 2% to $742 million for the three months ended June 30, 2005, compared to $726 million for the three months ended June 30, 2004. The increase was driven by increases in Recorded Music and Music Publishing revenues. Digital revenue of $44 million, 6% of consolidated revenues, grew by 26% from the second fiscal quarter of 2005 and 76% from the first fiscal quarter of 2005. International operations contributed $381 million (51%) of consolidated revenues for the three months ended June 30, 2005 as compared to $394 million (54%) of consolidated revenues for the three months ended June 30, 2004. Our share of U.S. album sales increased by approximately 0.7 percentage points to 16.1% for the three months ended June 30, 2005 when compared to the same period in 2004. See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues increased by $3 million to $396 million for the three months ended June 30, 2005, compared to $393 million for the three months ended June 30, 2004. Expressed as a percentage of revenues, cost of revenues decreased to 53% for the three months ended June 30, 2005 as compared to 54% for the three months ended June 30, 2004. The increase in the absolute dollar amount of cost of revenues related to a $12 million increase from unfavorable fluctuations in foreign exchange rates, partially offset by a decrease in variable costs, such as licensing and royalty expenses, related to the decline in worldwide physical sales. Our cost of revenues consist of our product costs and our artist and repertoire-related costs. Our artist and repertoire-related costs reflect royalties associated with our current period sales and royalty advances believed to be unrecoverable.

Selling, general and administrative expenses

Our selling, general and administrative expenses were $318 million for the three months ended June 30, 2005, compared to $276 million for the three months ended June 30, 2004. Selling, general and administrative expenses increased primarily due to $29 million in one-time compensation expenses consisting of a $10 million one-time bonus to employees related to Parent’s Initial Common Stock Offering and $19 million of one-time payments to holders of Parent’s restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date. The bonus payments were awarded in connection with Parent’s Initial Common Stock Offering. Expressed as a percent of revenues, selling, general and administrative expenses increased to approximately 43% for the three months ended June 30, 2005, compared with 38% for the three months ended June 30, 2004. Excluding the effect of these one-time bonuses, selling, general and administrative expenses in the three months ended June 30, 2005 increased $13 million as compared to the three months ended June 30, 2004, and in the three months ended June 30, 2005 were approximately 39% of total revenues compared with 38% for the three months ended June 30, 2004. The increase in the dollar amount related primarily to a $6 million unfavorable impact from fluctuations in foreign exchange rates, $9 million of non-cash compensation expense related to our stock-based compensation and higher professional and legal fees for litigation and Sarbanes-Oxley compliance activities.

Loss on termination of management agreement

Concurrent with Parent’s Initial Common Stock Offering, the Investor Group terminated its management agreement with Parent and its subsidiaries (the “Management Agreement”). Under the Management Agreement, we were required to pay the Investor Group annual fees in consideration for ongoing consulting and management advisory services and transaction based fees for services provided in connection with any future acquisition, disposition, or financing. The Investor Group terminated the Management Agreement on May 10, 2005 and on May 16, 2005, Parent paid a $73 million termination fee, and the amount was reflected on our statement of operations.

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Loss

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss) and further provides the components from operating income (loss) to net loss for purposes of the discussion that follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$(33)	$72
Depreciation expense	(12)	(15)
Amortization expense	(47)	(45)

Operating (loss) income	(92)	12
Interest expense, net	(37)	(35)
Net investment-related gains	1	—
Equity in the gains of equity-method investees, net	—	1
Loss on repayment of debt of bridge loan	—	(6)
Other income (expense), net	1	—

Loss before income taxes	$(127)	$(28)
Income tax expense	(4)	(10)

Net loss	$(131)	$(38)

OIBDA

Our OIBDA decreased to a loss of $33 million for the three months ended June 30, 2005, compared to income of $72 million for the three months ended June 30, 2004. Expressed as a percentage of revenues, total OIBDA margin was approximately (4)% and 10% for the three months ended June 30, 2005 and 2004, respectively. The decrease in OIBDA was a result of the loss on termination of the management agreement and the increase in selling, general and administrative expenses, both partially offset by the increase in consolidated revenues, each described above. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased to $12 million for the three months ended June 30, 2005, compared to $15 million for the three months ended June 30, 2004. The decrease principally related to lower capital spending requirements and lower depreciation of software development costs.

Amortization expense

Our amortization expense increased to $47 million for the three months ended June 30, 2005, compared to $45 million for the three months ended June 30, 2004. The increase in amortization expense is a result of higher cost bases of our identifiable intangible assets subject to amortization, such as our music catalogs, artist contracts, and publishing copyrights that were obtained through acquisitions.

Operating income (loss)

We had an operating loss of $92 million for the three months ended June 30, 2005, compared to operating income of $12 million for the three months ended June 30, 2004. The decline in operating income to an operating loss was primarily a result of the decline in OIBDA described above. See “Business Segment Results” presented hereinafter for a discussion of operating income (loss) by business segment.

Interest expense, net

Our net interest expense increased to $37 million in the three months ended June 30, 2005, compared to $35 million for the three months ended June 30, 2004. The increase in interest expense is primarily due to higher average debt balances in 2005 as compared to 2004 and higher interest rates on the unhedged portion of our variable debt. See “—Financial Condition and Liquidity” for more information.

Net investment-related gains

We recognized a $1 million investment-related gain for the three months ended June 30, 2005 primarily related to the sale of our interest in an equity-method investment. We did not recognize any investment-related gains or losses for the three months ended June 30, 2004.

Equity in the losses of equity-method investees, net

We did not recognize any gains or losses related to equity-method investees in the three months ended June 30, 2005. However, for the three months ended June 30, 2004, we recognized $1 million of equity in gains of equity-method investees.

Loss on repayment of bridge loan

We recognized a $6 million loss during the three months ended June 30, 2004 to write off the carrying value of the unamortized debt issuance costs related to our bridge loan, which we repaid in April 2004.

Income tax expense

We incurred income tax expense of $4 million for the three months ended June 30, 2005, compared to an income tax expense of $10 million for the three months ended June 30, 2004. Income tax expense primarily relates to the tax provisions on foreign income. In connection with the Acquisition, we made a joint election with Time Warner under Section 338 (h)(10) of the US Internal Revenue Code to treat the Acquisition as an asset purchase. There was no offsetting income tax benefit in 2005 on US domestic tax losses incurred due to the uncertainty of realization of those deferred tax assets. Therefore, our income tax expense is comprised primarily of foreign income taxes.

Net loss

We recognized a net loss of $131 million for the three months ended June 30, 2005, compared to a net loss of $38 million for the three months ended June 30, 2004. The decline in 2005 was primarily due to the decrease in operating income as described more fully above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$588	$577
OIBDA	$47	$66
Operating income (loss)	$6	$24

Music Publishing
Revenue	$161	$153
OIBDA	$28	$28
Operating income (loss)	$13	$13

Corporate and Revenue Eliminations
Intersegment elimination	$(7)	$(4)
OIBDA	$(108)	$(22)
Operating income (loss)	$(111)	$(25)

Total
Revenue	$742	$726
OIBDA	$(33)	$72
Operating income (loss)	$(92)	$12

Recorded Music

Recorded Music revenues increased $11 million (2%) to $588 million for the three months ended June 30, 2005, as compared to $577 million for the three months ended June 30, 2004. Recorded Music revenues represented approximately 80% of consolidated revenues for both the three months ended June 30, 2005 and 2004. Recorded Music benefited by $17 million from favorable fluctuations in foreign exchange rates and a $30 million increase in revenues from digital sales of Recorded Music product relating primarily to the development and increased consumer usage of legal, online distribution channels for the music industry. For the three months ended June 30, 2005, digital sales of Recorded Music product of $38 million represented approximately 6% of total Recorded Music revenue, up from 5% in the second fiscal quarter of 2005. The gains in Recorded Music revenues described above were partially offset by a $34 million decline in physical music sales. Worldwide physical music sales continued to decrease due to the industry-wide impact of piracy and lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units.

Recorded Music OIBDA decreased by $19 million to $47 million for the three months ended June 30, 2005, compared to $66 million for the three months ended June 30, 2004. Recorded Music OIBDA included a $20 million impact related to one-time compensation expenses consisting of a one-time bonus to employees related to the Company’s Initial Common Stock Offering and one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date.

Recorded Music operating income declined to $6 million for the three months ended June 30, 2005, compared to $24 million for the three months ended June 30, 2004. Recorded Music operating income included the following components:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$47	$66
Depreciation and amortization	(41)	(42)

Operating income (loss)	$6	$24

The $18 million decline in operating income was primarily due to the decrease in Recorded Music OIBDA described above.

Music Publishing

Music Publishing revenues increased $8 million (5%) to $161 million for the three months ended June 30, 2005, as compared to $153 million for the three months ended June 30, 2004. Music Publishing revenues represented about 22% of consolidated revenues for the three months ended June 30, 2005 as compared to 21% of consolidated revenues for the three months ended June 30, 2004. Music Publishing benefited by $3 million from favorable fluctuations in foreign exchange rates and from increases in mechanical and synchronization revenue of $2 million and $13 million, respectively. Mechanical revenues included increased royalties from sales in newer formats. Synchronization royalties continue to increase due to favorable market opportunities, such as movie, video game and advertisement deals and continued increases in sales in newer formats. For the three months ended June 30, 2005, digital revenue from Music Publishing of $6 million represented 4% of total Music Publishing revenue, up from 3% of total Music Publishing revenue in the second fiscal quarter of 2005. The increases in Music Publishing revenues described above were partially offset by a decline in performance revenues of $7 million related to a decrease in the number of radio hits and a decline in print revenues of $2 million as a result of the sale of our print business to a third party on May 31, 2005.

Music Publishing OIBDA was relatively flat at $28 million for the three months ended June 30, 2005 and 2004, as an $8 million increase in revenue was offset by an increase in cost of revenues of $8 million.

Music Publishing operating income remained at $13 million the three months ended June 30, 2005 and 2004. Music Publishing operating income includes the following components:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$28	$28
Depreciation and amortization	(15)	(15)

Operating income (loss)	$13	$13

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense increased to $108 million for the three months ended June 30, 2005, compared to $22 million for the three months ended June 30, 2004. Corporate expenses increased by $86 million primarily due to the $73 million loss on termination of management fee, described more fully above. Additionally, corporate expenses were impacted by $8 million of one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date, $2 million of stock-based compensation expense, and increases in professional and legal costs associated with pending litigation and Sarbanes-Oxley compliance.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

The following table summarizes our historical results of operations:

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor	Combined	Successor	Predecessor
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Revenues	$2,597	$2,639	$971	$1,668
Costs and expenses:
Cost of revenues(1)	(1,377)	(1,429)	(523)	(906)
Selling, general and administrative expenses	(942)	(983)	(373)	(610)
Impairment of intangible assets	—	(1,019)	—	(1,019)
Loss on termination of management agreement	(73)	—	—	—
Amortization of intangible assets	(140)	(157)	(60)	(97)
Restructuring costs	—	(8)	—	(8)

Total costs and expenses	(2,532)	(3,596)	(956)	(2,640)

Operating income (loss)	65	(957)	15	(972)
Interest expense, net	(108)	(47)	(45)	(2)
Net investment-related gains (losses)	1	(9)	—	(9)
Equity in the losses of equity-method investees, net	(1)	(11)	—	(11)
Deal-related and transaction costs	—	(63)	—	(63)
Loss on repayment of debt of bridge loan	—	(6)	(6)	—
Other income (expense), net	5	(7)	—	(7)

Income (loss) before income taxes	(38)	(1,100)	(36)	(1,064)
Income tax expense	(46)	(129)	(9)	(120)

Net loss	$(84)	$(1,229)	$(45)	$(1,184)

(1)	Includes depreciation expense of $40 million and $52 million for the nine months ended June 30, 2005 and June 30, 2004, respectively.

Consolidated Pro Forma Results

As previously discussed, the Acquisition occurred effective as of March 1, 2004. Accordingly, our operating results for the nine months ended June 30, 2004 include the five-month period ended February 29, 2004, which does not reflect the significant effects of the Transactions. Had the Transactions occurred on October 1, 2003, our pro forma results for the nine months ended June 30, 2004 would have been as follows:

Pro Forma Nine Months Ended June 30, 2004
(in millions, unaudited)
Revenue	$2,639
OIBDA	273
Impairment of goodwill and other intangible assets	(1,019)
Depreciation and amortization	(186)
Operating loss	(932)
Interest expense, net	(67)
Net loss	(792)

A discussion of our consolidated historical results for the nine-month periods ended June 30, 2005 and 2004 follows:

Consolidated Historical Results

Revenues

Our revenues decreased 2% to $2.597 billion for the nine months ended June 30, 2005, compared to $2.639 billion for the nine months ended June 30, 2004. The decrease was primarily driven by lower Recorded Music revenues, partially offset by higher Music Publishing revenues. International operations contributed $1.401 billion (54%) of consolidated revenues for the nine months ended June 30, 2005 as compared to $1.435 billion (54%) of consolidated revenues for the three months ended June 30, 2004. See “Business Segment Results” presented hereinafter for a discussion of revenues by business segment.

Cost of revenues

Our cost of revenues decreased by $52 million to $1.377 billion for the nine months ended June 30, 2005, compared to $1.429 billion for the nine months ended June 30, 2004. Expressed as a percentage of revenues, cost of revenues was approximately 53% and 54% for the nine months ended June 30, 2005 and 2004, respectively. The decrease in the dollar amount of cost of revenues principally relates to a $71 million decrease in artist and repertoire-related costs associated with our lower sales volume and lower artist advance write-offs of $53 million. The prior year results reflect write-offs of certain artist advances deemed to be unrecoverable. Additional decreases include a $25 million decrease in licensing expenses and a $10 million decrease in manufacturing costs. These cost reductions were offset by a $54 million increase from unfavorable fluctuations in foreign exchange rates.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $41 million to $942 million for the nine months ended June 30, 2005, compared to $983 million for the nine months ended June 30, 2004. Expressed as a percentage of revenues, selling, general and administrative expenses were approximately 36% for the nine months ended June 30, 2005, compared with 37% for the nine months ended June 30, 2004. Selling, general and administrative expenses were impacted by $29 million in compensation expense consisting of a $10 million one- time bonus to employees related to the Parent’s Initial Common Stock Offering and $19 million of one-time payments to holders of Parent’s restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date. Excluding the effect of the one-time bonuses described above, selling, general and administrative expenses in the nine months ended June 30, 2005 decreased $70 million as compared to the nine months ended June 30, 2004 and selling, general and administrative expenses in the nine months ended June 30, 2005 was approximately 35% of total revenues. The decrease in the dollar amount related primarily to (i) reductions in sales and marketing costs, primarily employee related ($81 million) and (ii) a decrease in distribution costs ($21 million), both of which were partially offset by the unfavorable impact of fluctuations in foreign exchange rates ($27 million) and $18 million of non-cash compensation expense related to our stock option and restricted stock awards.

Loss on termination of management agreement

Concurrent with Parent’s Initial Common Stock Offering, the Investor Group terminated its management agreement with Parent and its subsidiaries (the “Management Agreement”). Under the Management Agreement, we were required to pay the Investor Group annual fees in consideration for ongoing consulting and management advisory services and transaction based fees for services provided in connection with any future acquisition, disposition, or financing. The Investor Group terminated the Management Agreement on May 10, 2005 and on May 16, 2005 Parent paid a $73 million termination fee, which amount was reflected on our statement of operations.

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Loss

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss) and further provides the components from operating income (loss) to net loss for purposes of the discussion that follows:

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor	Combined	Successor	Predecessor
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$245	$271	$96	$175
Depreciation expense	(40)	(52)	(21)	(31)
Amortization expense	(140)	(157)	(60)	(97)
Impairment of goodwill and other intangible assets	—	(1,019)	—	(1,019)

Operating income (loss)	65	(957)	15	(972)

Interest expense, net	(108)	(47)	(45)	(2)
Net investment-related gains (losses)	1	(9)	—	(9)
Equity in the losses of equity-method investees, net	(1)	(11)	—	(11)
Loss on repayment of bridge loan	—	(6)	(6)	—
Deal-related transaction and other costs	—	(63)	—	(63)
Other income (expense), net	5	(7)	—	(7)

Income (loss) before income taxes	(38)	(1,100)	(36)	(1,064)
Income tax expense	(46)	(129)	(9)	(120)

Net loss	$(84)	$(1,229)	$(45)	$(1,184)

OIBDA

Our OIBDA decreased to $245 million for the nine months ended June 30, 2005, compared to $271 million for the nine months ended June 30, 2004. Expressed as a percentage of revenue, total OIBDA margin was 9%

and 10% for the nine months ended June 30, 2005 and 2004, respectively. The decrease in OIBDA was primarily a result of (i) the $73 million loss on termination of the management agreement and (ii) the decrease in revenues, partially offset by the decreases in cost of revenues and selling, general and administrative expenses, each described above. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $12 million to $40 million for the nine months ended June 30, 2005, compared to $52 million for the nine months ended June 30, 2004. The decrease principally related to lower capital spending requirements and lower depreciation of software development costs.

Amortization expense

Our amortization expense decreased to $140 million for the nine months ended June 30, 2005, compared to $157 million for the nine months ended June 30, 2004. The decrease related to the new basis of accounting recorded in connection with the Acquisition, which resulted in a lower revaluation of the historical cost bases of our identifiable intangible assets.

Operating income (loss)

We had operating income of $65 million for the nine months ended June 30, 2005, compared to an operating loss of $957 million for the nine months ended June 30, 2004. The improvement to operating income from an operating loss was due in part to the changes in OIBDA, depreciation expense and amortization expense, each described above. Additionally, there was an impairment charge for $1.019 billion in the nine months ended June 30, 2004 and none in the nine months ended June 30, 2005. See “Business Segment Results” presented hereinafter for a discussion of operating income (loss) by business segment.

Interest expense, net

Our net interest expense increased to $108 million in the nine months ended June 30, 2005, compared to $47 million for the nine months ended June 30, 2004. The increase in interest expense was primarily due to higher average debt balances in the nine months ended June 30, 2005 as compared to the same period in 2004, primarily due to new debt issued in connection with the capitalization of the Company in March 2004 ($1.8 billion) and the recapitalization of the Company in April 2004. See “—Financial Condition and Liquidity” for more information.

Net investment-related gains (losses)

We recognized a $1 million investment-related gain for the nine months ended June 30, 2005 primarily related to the sale of our interest in an equity-method investment. For the nine months ended June 30, 2004 we recognized $9 million of net investment-related losses principally related to reductions in carrying values of certain equity-method investments.

Equity in the losses of equity-method investees, net

Our equity in the losses of equity-method investees was $1 million for the nine months ended June 30, 2005, compared to $11 million for the nine months ended June 30, 2004. The lower losses principally related to the fact that certain of our former loss-generating investees, such as our former interest in MusicNet, were retained by Time Warner and were not part of the assets we acquired.

Loss on repayment of bridge loan

We recognized a $6 million loss during the nine months ended June 30, 2004 to write off the carrying value of the unamortized debt issuance costs related to our bridge loan, which we repaid in April 2004.

Deal-related transaction and other costs

We did not recognize any deal-related transaction costs for the nine months ended June 30, 2005. However for the nine months ended June 30, 2004, we recognized $63 million of deal-related transaction and other costs. These costs primarily related to transaction costs associated with the prior pursuit of other strategic ventures or dispositions of Old WMG’s business in 2003 by Time Warner that did not occur, losses incurred in connection with the probable pension curtailment that ultimately occurred, and losses related to certain executive contractual obligations triggered upon closing of the Acquisition.

Income tax expense

We incurred income tax expense of $46 million and $129 million for the nine months ended June 30, 2005 and 2004, respectively. The income tax provisions are not entirely comparable due to the changes in our tax profile relating to the closing of the Acquisition. In particular, prior to the closing of the Acquisition, we were a member of the Time Warner US consolidated tax group and were able to recognize deferred tax benefits on US domestic tax losses incurred. However, upon the closing of the Acquisition, our membership in the Time Warner US consolidated tax group terminated along with our ability to recognize similar, deferred tax benefits. Accordingly, the income tax expense in 2005 primarily relates to the tax provisions on foreign income. There was no offsetting income tax benefit in 2005 on US domestic tax losses incurred due to the uncertainty of realization of those deferred tax assets.

Net loss

We recognized a net loss of $84 million for the nine months ended June 30, 2005, compared to a net loss of $1.229 billion for the nine months ended June 30, 2004. The decline in the net loss in 2005 was due to the improvement in operating income and the changes in the other line items as described more fully above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor	Combined	Successor	Predecessor
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$2,149	$2,197	$767	$1,430
OIBDA	$313	$224	$78	$146
Operating income (loss)	$188	$(936)	$22	$(958)

Music Publishing
Revenue	$470	$461	$208	$253
OIBDA	$99	$100	$43	$57
Operating income (loss)	$55	$43	$22	$21

Corporate and Revenue Eliminations
Intersegment eliminations	$(22)	$(19)	$(4)	$(15)
OIBDA	$(167)	$(53)	$(25)	$(28)
Operating income (loss)	$(178)	$(64)	$(29)	$(35)

Total
Revenue	$2,597	$2,639	$971	$1,668
OIBDA	$245	$271	$96	$175
Operating income (loss)	$65	$(957)	$15	$(972)

Recorded Music

Recorded Music revenues decreased by $48 million (2%) to $2.149 billion for the nine months ended June 30, 2005, compared to $2.197 billion for the nine months ended June 30, 2004. Recorded Music revenues represented about 83% of consolidated revenues for the nine months ended June 30, 2005 and 2004. Recorded Music revenues benefited by $80 million from favorable fluctuations in foreign exchange rates and a $66 million increase in revenues from digital sales of Recorded Music product primarily relating to the development and increased consumer usage of legal, online distribution channels for the music industry. For the nine months ended June 30, 2005 digital sales of Recorded Music product was $89 million, or 4% of Recorded Music revenues. The gains in Recorded Music revenues described above were more than offset by a decline in physical worldwide music sales of $188 million due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels.

Recorded Music OIBDA benefited principally from lower marketing and overhead costs associated with our cost-savings initiatives, including a decrease of approximately $79 million of lower artist and repertoire-related costs associated with our lower sales volume and artist advance write-offs, a $75 million decrease in variable selling and marketing expenses and a $11 million benefit from favorable fluctuations in foreign exchange rates. These benefits were offset by the decline in revenue of $48 million and the $20 million of one-time bonuses to certain holders of Parent’s restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date. The bonus payments were awarded in connection with the Parent’s Initial Common Stock Offering.

Recorded Music had operating income of $188 million for the nine months ended June 30, 2005, compared to an operating loss of $936 million for the nine months ended June 30, 2004. Recorded Music operating income (loss) included the following components:

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor	Combined	Successor	Predecessor
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$313	$224	$78	$146
Depreciation and amortization	(125)	(141)	(56)	(85)
Impairment of intangible assets	—	(1,019)	—	(1,019)

Operating income (loss)	$188	$(936)	$22	$(958)

The $1.124 billion improvement in operating income primarily related to the absence of the 2004 impairment charge, which reduced the carrying value of our goodwill and other intangible assets by $1.019 billion, a decrease in depreciation and amortization of $16 million, and the $89 million improvement in OIBDA discussed above.

Music Publishing

Music Publishing revenues increased $9 million (2%) to $470 million for the nine months ended June 30, 2005, compared to $461 million for the nine months ended June 30, 2004. Music Publishing revenues represented about 18% of consolidated revenues for the nine months ended June 30, 2005 compared to 17% for the nine months ended June 30, 2004. Music Publishing revenues benefited by $15 million from favorable fluctuations in foreign exchange rates, and from increases in synchronization and digital revenues of $17 and $14 million, respectively. Synchronization royalties continue to increase due to favorable market opportunities, such as movie, video game and advertisement deals and continued increases in sales in newer formats. For the nine months ended June 30, 2005, digital revenues were $15 million, or 3% of Music Publishing revenues. The increases in Music Publishing revenues described above were partially offset by a decline in performance revenues of $17 million related to a decrease in the number of radio hits, and a decline in print revenues of $6 million as a result of the sale of our print business to a third party on May 31, 2005.

Music Publishing OIBDA decreased to $99 million for the nine months ended June 30, 2005, compared to $100 million in the nine months ended June 30, 2004. OIBDA was impacted by a one-time bonus to employees related to Parent’s Initial Common Stock Offering and one-time payments to holders of Parent’s restricted stock and stock options primarily to compensate them for certain amounts related to awards issued at prices that were below fair value at the grant date. The bonus payments were awarded in connection with Parent’s Initial Common Stock Offering.

Music Publishing operating income increased to $55 million in the nine months ended June 30, 2005, compared to $43 million in the nine months ended June 30, 2004. Music Publishing operating income includes the following components:

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor	Combined	Successor	Predecessor
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$99	$100	$43	$57
Depreciation and amortization	(44)	(57)	(21)	(36)

Operating income (loss)	$55	$43	$22	$21

The $12 million increase in operating income primarily related to a $13 million decrease in depreciation and amortization expense, offset by the $1 million decrease in OIBDA discussed above.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense increased by $114 million to $167 million for the nine months ended June 30, 2005, compared to $53 million for the nine months ended June 30, 2004. Corporate expenses primarily increased due to the $73 million loss on termination of the management agreement, more fully described above. Additional increases were the result of higher professional and legal costs associated with pending litigation and Sarbanes-Oxley compliance, higher costs associated with operating as an independent company and a change in the allocation of corporate-related costs. Certain corporate-related costs were allocated in 2004 to Time Warner’s former CD and DVD manufacturing and printing operations because such operations were managed by Old WMG. Such operations were sold by Time Warner in October 2003, and accordingly, such costs were no longer allocable. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives. Corporate expenses for the nine months ended June 30, 2005 include $8 million of one-time compensation expenses consisting of a one-time bonus to employees related to Parent’s Initial Common Stock Offering and one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date. The bonus payments were awarded in connection with Parent’s Initial Common Stock Offering.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At June 30, 2005, we had $2.079 billion of debt, $224 million of cash and equivalents (net debt of $1.855 billion, defined as total debt less cash and equivalents) and $250 million of shareholders’ equity. This compares to $1.840 million of debt, $555 million of cash and equivalents (net debt of $1.285 billion) and $978 million of shareholders’ equity at September 30, 2004. The increase in net debt resulted from the borrowing of an additional $250 million of term loans under the Company’s senior secured credit facility, offset by our quarterly repayment of our term loans under the senior secured credit facility.

The reduction in shareholders’ equity that occurred during the nine months ended June 30, 2005 was due to a return of capital and a dividend. We used available excess cash to pay a $344 million return of capital to Holdings, our direct parent, in October 2004. We declared and paid a dividend of $398 million in May 2005 to Holdings. The dividend was used to fund a portion of the Holdings debt repayment and to pay a dividend to Parent of $341.5 million, which was subsequently used to fund the repurchase of Time Warner warrants, to pay a termination fee to terminate a management agreement with the Investor Group and to pay a dividend to the Investor Group.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2005 and 2004 are unaudited and are derived from our interim financial statements included elsewhere herein.

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor	Combined	Successor	Predecessor
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Cash provided by (used in):
Operating activities	$175	$389	$37	$352
Investing activities	(54)	(2,631)	(2,648)	17
Financing activities	(451)	2,687	2,669	18

Operating Activities

Cash provided by operations was $175 million for the nine months ended June 30, 2005, compared to cash provided by operations of $389 million for the nine months ended June 30, 2004. The $214 million decrease in cash provided by operations resulted primarily from an increase in cash paid for interest of $80 million and cash paid in relation to restructuring activities of $72 million for the nine months ended June 30, 2005. The decrease also reflects cash paid of $10 million to our employees in connection with Parent’s Initial Common Stock Offering and cash paid for certain of the other one-time special bonuses paid to certain holders of Parent’s restricted stock and stock options.

Investing Activities

Cash used in investing activities was $54 million for the nine months ended June 30, 2005, compared to $2.631 billion for the nine months ended June 30, 2004. The decrease in cash used in investing activities primarily related to the cash purchase price of $2.638 billion, including transaction costs, paid in connection with the Acquisition.

Financing Activities

Cash used in financing activities was $451 million for the nine months ended June 30, 2005, compared to $2.687 billion of cash provided for the nine months ended June 30, 2004. Cash flows from financing activities are not comparable from period to period. In 2004, we began operating as an independent company. However, in 2003, we were owned by Time Warner. As such, all of our cash requirements were funded by Time Warner and Time Warner received most of the cash generated by us through a centralized cash management system or use of shared international cash pooling arrangements. Consequently, except for principal payments on capital leases and certain net borrowings of third-party debt, which were not significant, all financing activities for the historical 2004 period related to movement of cash between Time Warner and us.

Cash provided by financing activities for 2004 principally reflected activities to fund the purchase price paid in connection with the Acquisition, settle intercompany receivables and payables for the period preceding the Acquisition, and modify our initial capital structure by returning a portion of the initial capital contributed by the

Investor Group. In particular, we borrowed $1.650 billion, which was used primarily to fund a portion of the purchase price paid in connection with the Acquisition (including transaction costs) and to pay $78 million of financing-related debt issuance costs. We also received capital contributions of $1.250 billion from the Investor Group to fund a portion of the purchase price paid in connection with the Acquisition. In April 2004, we refinanced certain of our debt, including the repayment of the remaining balance of the bridge loan of $506 million, the issuance of the U.S. dollar and Sterling denominated notes for approximately $650 million, and additional term loan borrowings under our senior secured credit facility of approximately $50 million. With respect to the pre-acquisition, five-month period ended February 29, 2004, $290 million of net funding was received by Time Warner and used, in part, to repay $124 million of third-party indebtedness.

Cash used in financing activities for the nine months ended June 30, 2005 primarily relates to the return of capital to Holdings of $344 million and a dividend to Holdings of $399 million, both described above. These uses of cash were offset principally by $247 million of net proceeds after debt-issuance costs from the additional term loan borrowings under the senior secured credit facility and a $73 million capital contribution from Holdings representing the fee to terminate the management agreement.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the $250 million (less $4 million of outstanding letters of credit as of June 30, 2005) revolving credit portion of our senior secured credit facility and available cash and equivalents. These sources of liquidity are needed to fund our and Holdings’ new debt service requirements, working capital requirements, capital expenditure requirements and the remaining one-time costs associated with the execution of our restructuring plan. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of June 30, 2005, our long-term debt consisted of $1.434 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility and $645 million of Subordinated Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of June 30, 2005.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.434 billion outstanding term loan portion and a $250 million revolving credit portion. During the nine months ended June 30, 2005, we borrowed an additional $250 million under the credit facility, which resulted in an increase in the outstanding term loan balance as compared to September 30, 2004. The term loan portion of the facility, including the $250 million of new borrowings, matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the revolving credit facility and the term loan facility was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings. As of June 30, 2005, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 0.75% and 1.75%, respectively, for borrowings under the revolving credit facility. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively if our senior secured debt is rated at least BB by S&P and Ba2 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate was 0.5%. As of June 30, 2005, the commitment fee rate was 0.25%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

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

Senior Subordinated Notes

We have outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Subordinated Notes”). The Subordinated Notes mature on April 15, 2014. The Subordinated Notes bear interest at a fixed rate of 7 3/8% per annum on the $465 million dollar notes and 8 1/8% per annum on the £100 million sterling notes. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Notes

The Company’s immediate parent company, Holdings, issued debt in December of 2004. While Holdings is the issuer of such debt, it is a holding company that conducts substantially all of its business operations through the Company, its only asset and wholly owned subsidiary. As such, Holdings will be relying on the Company to make any payments of principal and interest as they become due.

In December 2004, Holdings, the Company’s direct parent, issued $847 million principal amount of debt. The $847 million principal amount of Holdings’ debt consists of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the “Holdings Floating Rate Notes”), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the “Holdings Discount Notes”) and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the “Holdings PIK Notes”, and collectively, the “Holdings Notes”).

In connection with Parent’s Initial Common Stock Offering, the Parent used $517 million of proceeds from the offering along with $57 million of available cash received from a dividend from us to redeem certain of the Holdings Notes outstanding. As of June 30, 2005, Holdings had $170 million of debt on its balance sheet relating to such securities, net of issuance discounts.

The Holdings Floating Rate Notes were redeemed in full on June 15, 2005. From the issuance date through the redemption date, the notes bore interest at a quarterly floating rate based on three-month LIBOR rates plus a margin equal to 4.375%. Interest was payable quarterly in cash beginning on March 15, 2005.

The Holdings Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments are required. However, interest accrues on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semiannually at a fixed rate of 9.5% per annum. The Holdings Discount Notes mature on December 15, 2014. The Company redeemed 35% of the Holdings Discount Notes on June 15, 2005.

The Holdings PIK Notes were redeemed in full on June 15, 2005. From the date of issuance through the date of redemption, the notes bore interest at a semi-annual floating rate based on six-month LIBOR rates plus a margin equal to 7%. Interest was accrued in the form of additional PIK notes at the election of the Holdings. Such amounts were also repaid in connection with the redemption

Holdings’ primary source of liquidity to service its indebtedness will be cash flow generated from the operations of the Company. However, the terms of certain of the debt instruments governing our existing notes significantly restrict us and Holdings’ other subsidiaries from paying dividends, making distributions and otherwise transferring assets to Holdings. For example, our ability to make such payments is generally governed by a formula based on 50% of its consolidated net income (which, as defined in the indenture governing our existing notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004. In addition, as a condition to making such payments to Holdings based on such formula, we must have a ratio of Adjusted EBITDA to fixed charges (“Fixed Charge Coverage Ratio”) of at least 2.0 to 1.0 after giving effect to any such payments. The Company may also make payments to Holdings or other restricted payments if, on a pro forma basis after giving effect to any such payment, it has a Net Indebtedness to Adjusted EBITDA ratio of no greater than 3.75 to 1.0 and a Net Senior Indebtedness to Adjusted EBITDA Ratio of no greater than 2.5 to 1.0. The Company may also pay up to $45 million to Holdings or make other restricted payments without regard to any such provisions. Finally, the Company’s senior secured credit agreement permits it to make payments to Holdings so that Holdings can pay interest in cash on its indebtedness (including on its notes) up to a maximum amount of $35 million in any fiscal year for the next five years. Thereafter, the credit agreement will permit Holdings to pay cash interest when due if it is then required to be paid in cash, assuming there has been no event of default under the credit agreement

Initial Common Stock Offering of Parent

In May 2005, Parent completed the initial public offering of its common stock (the “Initial Common Stock Offering”). Prior to the consummation of the Initial Common Stock Offering, Parent, among other things, renamed all of its outstanding shares of Class A Common Stock as common stock and authorized an approximately 1,139 for 1 split of its common stock. Parent contributed the net proceeds from the Initial Common Stock Offering of $517 million to Holdings as an equity capital contribution. Holdings used all of such funds and approximately $57 million of cash received through dividends from us to redeem all outstanding Holdings Floating Rate Notes, all outstanding Holdings PIK Notes and 35% of the aggregate principal amount of the outstanding Holdings Discount Notes, including redemption premiums and interest obligations through the date of redemption.

Dividends

Parent has disclosed that it intends to pay regular quarterly dividends on its common stock outstanding in an amount not to exceed $80 million per year. We may be required to fund these dividends through dividends to our parent companies. The ability of Parent to pay this dividend is dependent on the cash flows and operations of the Company.

Covenant Compliance

Our borrowing arrangements, including the senior secured credit facility, the Holding Notes and the Subordinated Notes contain certain financial covenants which are tied to ratios based on Adjusted EBITDA, which is defined under the indentures governing the notes as “EBITDA.” Adjusted EBITDA (as defined in the indentures) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, Adjusted EBITDA (as defined in the indentures) also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred; (2) the amount of any restructuring charges or reserves, subject to certain limitations; (3) any non-cash charges (including any impairment charges); (4) any gain or loss resulting from hedging currency exchange risks; (5) the amount of management, monitoring, consulting and advisory fees paid to the Investor Group; and (6) any net after-tax income or loss from discontinued operations.

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

The following is a reconciliation of net loss, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined, and the calculation of fixed charge coverage and Net Indebtedness to Adjusted EBITDA ratios under our indentures governing the notes of Acquisition Corp. and Holdings for the most recently ended four fiscal quarters ended June 30, 2005. The terms and related calculations are defined in the indenture (in millions, except ratios).

Pro Forma
Twelve Months Ended June 30, 2005
Net loss	$(143)
Interest expense, net	143
Income tax expense	67
Depreciation and amortization	239
Management fees(a)	81
Restructuring costs(b)	26
Equity in losses of equity method investees(c)	2
Non-cash compensation expense(d)	19

Adjusted EBITDA	434
Cost savings from Acquisition-related restructuring(e)	12

Adjusted pro forma EBITDA	$446

Fixed Charges(f)	$109

Net Indebtedness	$1,855

Fixed Charges Coverage ratio(g)	4.09x

Net Indebtedness to Adjusted pro forma EBITDA ratio(h)	4.16x

Net Senior Indebtedness to Adjusted pro forma EBITDA ratio(h)	2.71x

(a)	Reflects management fees paid to the Investor Group for management advisory services and for the termination of the management agreement.
(b)	Reflects costs associated with the restructuring plan related to the Acquisition.
(c)	Represents our share of the net income of investments in companies accounted for using the equity method.
(d)	Reflects costs of stock-based compensation accounted for under FAS 123 and representative costs of services provided by employees of the Investor Group who have performed management roles on an interim basis.
(e)	Reflects reduction in operating expenses from restructurings already implemented for which the cost savings have not been fully reflected in our Statement of Operations.
(f)	Fixed charges is defined in the indenture as consolidated interest expense excluding certain noncash interest expense.
(g)	In order for Acquisition Corp. to make certain restricted payments, using certain exceptions provided for in the indentures governing the Acquisition Corp. Notes, including payments to Holdings on a pro forma basis after giving effect to such payments, the Fixed Charge Coverage Ratio needs to exceed a 2.0x ratio.
(h)	In order for Acquisition Corp. to make certain restricted payments, including payments to Holdings on a pro forma basis after giving effect to such payments, its Net Indebtedness to Adjusted EBITDA ratio needs to be lower than 3.75x, and its Net Senior Indebtedness to Adjusted EBITDA ratio needs to be lower than 2.5x. Acquisition Corp. may make additional restricted payments using certain other exceptions provided for in the indenture governing the Acquisition Corp. Notes and Holdings Notes, respectively.

The indentures governing the notes, subject to certain exceptions, also require us to have a Fixed Charge Coverage Ratio of at least 2.0 to 1.0 in order to incur additional debt.

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements and the debt service requirements of Holdings, working capital requirements, capital expenditure requirements, payment of dividends to our parent companies to fund regular dividends on Parent’s common stock and the remaining one-time costs associated with the execution of our restructuring plan to generate cost savings for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 21 to our audited consolidated financial statements for the seven months ended September 30, 2004, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2005, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2004.

In July and August 2005, the Company entered into foreign exchange forward contracts with a notional value of approximately $160 million. These contracts are hedging approximately 80% of the Company’s net foreign exchange exposure on inter-company royalties from foreign affiliates.

During the nine months ended June 30, 2005, the Company entered into additional interest rate swap agreements with a notional face amount of $597 million. Under these interest rate swap agreements, we agreed to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments. Based on the addition of the new interest-rate swap agreements, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of June 30, 2005 with no subsequent changes in rates for the remainder of the period.

ITEM 4.	CONTROLS AND PROCEDURES

Certification

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

Introduction

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

Internal Controls

In connection with the most recent audit of our company, our outside auditors identified a number of significant deficiencies that together constitute material weaknesses in our internal controls. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency that by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the transition from a division of a multinational company to a stand-alone business, our outside auditors advised the audit committee of our board of directors and our management that numerous entity level controls were limited or not in place, including the need for a permanent chief financial officer (who we have since hired) and additional skilled accounting and SEC experienced personnel to enhance the accounting department both domestically and internationally, the need to considerably enhance our documentation of our systems and controls and the need to develop and implement a formal code of conduct. In addition, our outside auditors noted that our domestic operations currently use different royalty systems, which has created certain complexities in reconciling royalty expense and payables. While we recognize that additional staff is needed to cope with current requirements in royalty processing until a new system can be developed, we may not be able to hire and train additional staff. Finally, our auditors noted that our overall controls at our print business are significantly deficient. On December 15, 2004, we entered into a definitive agreement to sell our print business to Alfred Publishing Co., Inc., and the sale was closed on May 31, 2005. See also “Risk Factors—Our outside auditors have identified weaknesses in our internal controls that could affect our ability to ensure timely and reliable financial reports.”

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report and as a result of the weaknesses in our internal controls described above and below, our principal executive officer and principal financial officer have concluded that our Disclosure Controls need to be improved so that they will provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the Company is also in the process of reviewing its disclosure controls and procedures during the transition to a stand-alone business with the objective of implementing comprehensive periodic reporting standards as well as addressing the weaknesses in Internal Controls identified by our outside auditors. Since completion of the most recent audit, the Company has undertaken a number of actions, as set forth below, to remedy the weaknesses discovered in our Internal Controls so that the Company’s Disclosure Controls are effective in the future. We will continue to devote resources to improve our controls and remedy these weaknesses.

Changes in Internal Control over Financial Reporting

We have already taken a number of actions to begin to address the items identified by our outside auditors and to provide reasonable assurances that the objectives of our Disclosure Controls and Internal Controls will be met including:

•	hiring a permanent chief financial officer;

•	establishing an audit committee and appointing an independent director who is a financial expert as the chair of the committee;

•	outsourcing our internal audit functions and hiring a director of internal audit;

•	hiring internal and external resources to lead our Section 404 evaluation efforts;

•	adopting a new code of conduct and hiring outside consultants to assist in the implementation of the new code of conduct;

•	hiring additional outside resources to assist our internal personnel with royalties accounting and SEC reporting;

•	hiring other accounting and SEC experienced personnel to enhance the accounting department;

•	hiring a director of taxation and other tax department members; and

•	entering into a joint venture with Universal Music Group, Exigen Group and Lightspeed Venture Partners to build a new uniform royalty system for all U.S. operations.

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

Institution of Internal Controls in compliance with Section 404 of Sarbanes-Oxley

As a result of our registration with the Securities and Exchange Commission, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder as of September 30, 2006. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to loss of confidence in the reliability of our financial statements. In additional, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results. See also “Risk Factors—Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant affect on our business and reputation.”

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

In addition to our evaluation of internal controls under Section 404 of the Sarbanes-Oxley Act and any areas requiring improvement that we identify as part of that process, in connection with our most recent audit and the most recent audit of Acquisition Corp., our outside auditors identified a number of significant deficiencies that together constitute material weaknesses in our internal controls. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency that by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the transition from a subsidiary of a multinational company to a stand-alone entity, our outside auditors advised the audit committee of our board of directors and our management that numerous entity level controls were limited or not in place, including the need for a permanent chief financial officer (who we have since hired) and additional skilled accounting and SEC experienced personnel to enhance the accounting department both domestically and internationally, the need to develop a tax group, the need to establish our own internal audit department, the need to considerably enhance our documentation of our systems and controls, and the need to develop and implement a formal code of conduct. In addition, our outside auditors noted that our domestic operations currently use different royalty systems, which has created certain complexities in reconciling royalty expense and payables. While we recognize that additional staff is needed to cope with current requirements in royalty processing until a new system can be developed, we may not be able to hire and train additional staff. Finally, our auditors noted that our overall controls at our print business are significantly deficient. In December 2004, we entered into a definitive agreement to sell our print business to Alfred Publishing and the sale was closed on May 31, 2005.

We have already taken a number of actions to begin to address the items identified including:

•	hiring a permanent chief financial officer;

•	establishing an audit committee and appointing an independent director who is a financial expert as the chair of the committee;

•	outsourcing our internal audit functions and hiring a director of internal audit;

•	hiring internal and external resources to lead our Section 404 evaluation efforts;

•	adopting a new code of conduct and hiring outside consultants to assist in the implementation of the new code of conduct;

•	hiring additional outside resources to assist our internal personnel with royalties accounting and SEC reporting;

•	hiring other accounting and SEC experienced personnel to enhance the accounting department;

•	hiring a director of taxation and other tax department members; and

•	entering into a joint venture with Universal Music Group, Exigen Group and Lightspeed Venture Partners to build a new uniform royalty system for all U.S. operations.

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

Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While DVD-Audio, DualDisc and downloadable digital files are thought to represent potential new avenues for growth, no significant new legitimate audio format has yet emerged to take the place of the CD. The value of worldwide sales (recorded music, excluding sales of digital tracks), as reported by IFPI at fixed 2004 exchange rates, fell as the music industry witnessed a decline of 1.6% from 1999 to 2000, 1.3% from 2000 to 2001, 6.7% from 2001 to 2002 and 7.6% from 2002 to 2003 and 1.3% from 2003 to 2004. Although we believe that the recorded music industry should improve as evidenced by the year-over-year growth in U.S. music physical unit sales in 2004 and flat performance in overall (physical and digital) music unit sales globally in 2004, the best year-on-year trend in global music sales for five years according to the IFPI, the industry may relapse into a period of decline as witnessed from 1999 to 2003. We cannot assure you as to the timing or the extent of any improvement in the industry or that the evidence of improvement in 2004 based upon U.S. sales through the one-year period ending January 2, 2005 and global sales in the first half of 2004 will continue. For example, as of August 7, 2005, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 7.61% year-over-year. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, CDs and MP3 files. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. We are working to control this problem through litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. For instance, the Inducing Infringement of Copyrights Act of 2004 introduced in the Senate on June 22, 2004 was not enacted in 2004. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor, such as in the original decisions in the recent file-sharing cases in the U.S., Metro-Goldwyn-Mayer Studios, Inc. et al vs. Grokster Ltd. et al), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer. On March 29, 2005, the U.S. Supreme Court heard the appeal of the decision of the U.S. Court of Appeals for the 9th Circuit in the Grokster case. The issue to be decided by the Supreme Court was the liability of file sharing software developers and vendors for the copyright infringement that takes place on their services. Both the district court and the Ninth Circuit had found that Grokster and Streamcast could not be found contributorily and vicariously liable for the copyright infringement committed by the users of their services. On June 7, 2005, the U.S. Supreme Court held that one who distributes a device with the object of promoting its use to infringe copy right, as shown by clear expression or other affirmative steps taken to foster infringement, going beyond mere distribution with knowledge of third-party action, is liable for the resulting acts of infringement by third parties using the device regardless of the of the lawful uses of the device. The U.S. Supreme court sent the case back to the trial court so that the trial process can determine whether the defendant companies intentionally encouraged infringement.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to the music industry. Worldwide, industrial pirated music (which encompasses unauthorized physical copies manufactured for sale but does not include Internet downloads or home CD burning) is estimated to have generated over $4.6 billion in revenues in 2004, according to IFPI. IFPI estimates that 1.2 billion pirated units were manufactured in 2004. According to IFPI estimates, approximately 34% of all music CDs sold worldwide in 2004 were pirated. Unauthorized copies and piracy contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

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

On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served us with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General’s subpoenas, we have been producing documents and have substantially completed our production. We also understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On July 25, 2005, Sony BMG Music Entertainment (“Sony BMG”) reached a settlement with the Attorney General. As part of such settlement, Sony BMG agreed to make $10 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. Commissioner Adelstein of the Federal Communications Commission has subsequently called for an investigation into the same or related subject matter. FCC Chairman Kevin J. Martin has also directed the Enforcement Bureau to review the settlement agreement reached by Sony BMG and investigate any incidents in which the agreement discloses evidence of payola rule violations as well as investigating any evidence of payola rule violations outside of the Sony BMG settlement the Bureau may be presented with. While it is too soon to predict the outcome of this investigation and the FCC announcements on us, the investigation by Spitzer, the FCC announcements and these recent developments have the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect our business, including our brand value.

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

Our business is seasonal. For the nine months ended June 30, 2005, we derived approximately 83% of our revenues from our Recorded Music business. In the recorded music business, purchases are heavily weighted towards the last three months of the calendar year which represent our first quarter under our new September 30 fiscal year. Historically, we have realized greater than 35% of recorded music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our new first fiscal quarter) material to our full-year performance. We realized 35% of recorded music calendar year net sales during the last three months of 2004. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our recorded music net sales for the last three months of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient recorded music net sales in such last three months, we may not be able to meet our debt service under the notes and Subordinated Notes other obligations.

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

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the nine months ended June 30, 2005, approximately 54% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of June 30, 2005, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the balance of the fiscal year.

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

The Investor Group controls a majority of Parent’s capital stock on a fully diluted basis. In addition, representatives of the Investor Group occupy substantially all of the seats on Parent’s and our board of directors and pursuant to a stockholders agreement, will have the right to appoint all of the independent directors to Parent’s board. As a result, the Investor Group has the ability to control our policies and operations, including the election of our board of directors, the appointment of management, the entering into of mergers, acquisitions, sales of assets, divestitures and other extraordinary transactions, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us and the amendment of our certificate of incorporation and bylaws. The Investor Group will have the ability to prevent any transaction that requires the approval of our board of directors or the stockholders regardless of whether or not other members of our board of directors or stockholders believe that any such transaction is in their own best interests. For example, the Investor Group could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, the Investor Group are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investor Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investor Group continues to hold a majority of Parent’s outstanding common stock the Investor Group will be entitled to direct the nomination of a majority of our board of directors, and will have the ability to effectively control the vote in any election of directors. In addition, so long as the Investor Group continues to own a significant amount of Parent’s equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

Our reliance on one company for the manufacturing, packaging and physical distribution of our products in North America and Europe could have an adverse impact on our ability to meet our manufacturing, packaging and physical distribution requirements.

Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. Accordingly, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, we would have difficulty satisfying our commitments to our wholesale and retail customers, which could have an adverse impact on our revenues. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels, and there are several capable substitute suppliers, it might be difficult for us to switch to substitute suppliers for any such services, particularly in the short-term, and the delay and transition time associated with finding substitute suppliers could itself have an adverse impact on our revenues. In addition, our agreements with Cinram begin to expire in 2006. If we are unable to negotiate renewals of these agreements we would have to switch to substitute suppliers. Further, pricing negotiated with Cinram in future agreements may be more or less favorable than the existing agreements.

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

In August 2004 Sony Music Entertainment (“Sony”) and Bertelsmann Music Group (“BMG”) merged their recorded music businesses to form Sony BMG Music Entertainment (“Sony BMG”). As a result, the recorded music market now consists of four major players (Universal, Sony BMG, EMI Recorded Music (“EMI”) and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one disproportionately large major, Universal, with approximately 25% market share and four other majors relatively equal in size with market shares ranging between 11% and 14%. Now there are two majors with global market shares over 25%, Universal and Sony BMG, and two significantly smaller majors, EMI and us, each with less than 15%. There is a threat that the change in the competitive landscape caused by the new Universal and Sony BMG duopoly could drive up the costs of artist signings and the costs of marketing and promoting records to our detriment.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of June 30, 2005, our total consolidated indebtedness was $2.079 billion. We have an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $4 million of current letters of credit).

Our high degree of leverage could have important consequences for you, including:

•	making it more difficult for us and our subsidiaries to make payments on indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of the borrowings of our subsidiaries, including borrowings under our senior secured credit facility, will be at variable rates of interest;

•	limiting our ability and the ability of our subsidiaries to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in WMG Acquisition Corp.s senior secured credit facility and the indenture relating to the Subordinated Notes. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

Holdings also will be relying on Acquisition Corp. and its subsidiaries to make payments on the Holdings Notes. If Acquisition Corp. does not dividend funds to Holdings in an amount sufficient to make such payments,

Holdings may default under the indenture governing the Holdings Notes, which would result in all such notes becoming due and payable. Because Acquisition Corp.’s debt agreements have covenants that limit its ability to make payments to Holdings, Holdings may not have access to funds in an amount sufficient to service its indebtedness.

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

In addition, under WMG Acquisition Corp.’s senior secured credit agreement, WMG Acquisition Corp. and its subsidiaries are required to satisfy and maintain specified financial ratios and other financial condition tests. Their ability to meet those financial ratios and tests can be affected by events beyond our control, and they may not be able to meet those ratios and tests. A breach of any of these covenants could result in a default under WMG Acquisition Corp.’s senior secured credit agreement. Upon the occurrence of an event of default under WMG Acquisition Corp.’s senior secured credit agreement, the lenders could elect to declare all amounts outstanding under WMG Acquisition Corp.’s senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under WMG Acquisition Corp.’s senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under WMG Acquisition Corp.’s senior secured credit agreement. If the lenders under WMG Acquisition Corp.’s senior secured credit agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit agreement, as well as any unsecured indebtedness.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served us with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General’s subpoenas, we have been producing documents and have substantially completed our production. We also understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On July 25, 2005, Sony BMG Music Entertainment (“Sony BMG”) reached a settlement with the Attorney General. As part of such settlement, Sony BMG agreed to make $10 million in charitable payments and to abide by a list of permissible and impermissible promotional activities.

Commissioner Adelstein of the Federal Communications Commission has subsequently called for an investigation into the same or related subject matter. FCC Chairman Kevin J. Martin has also directed the Enforcement Bureau to review the settlement agreement reached by Sony BMG and investigate any incidents in which the agreement discloses evidence of payola rule violations as well as investigating any evidence of payola rule violations outside of the Sony BMG settlement the Bureau may be presented with. While it is too soon to predict the outcome of this investigation and the FCC announcements on us, the investigation by Spitzer, the FCC announcements and these recent developments have the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect our business, including our brand value.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2 is not applicable and has been omitted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable and has been omitted.

ITEM 5.	OTHER INFORMATION

Item 5 is not applicable and has been omitted.

ITEM 6.	EXHIBITS

2.1	Settlement Agreement, dated as of July 13, 2005, between Time Warner Inc. and WMG Acquisition Corp.(1)

3.1	Amended and Restated Certificate of Incorporation of Warner Music Group Corp.(2)

3.2	Amended and Restated Bylaws of Warner Music Group Corp.(2)

10.1	Director Restricted Stock Award Agreement, dated as of May 10, 2005, between Warner Music Group Corp. and Richard J. Bressler (3)

10.2	Amended and Restated Stockholders Agreement, dated as of May 10, 2005, between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp. and Certain Stockholders of Warner Music Group Corp (3)

10.3	Termination Agreement of the Management Agreement, dated as of May 10, 2005, between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Capital Partners Management, LLC (3)

10.4	Second Supplemental Indenture, dated as of May 17, 2005, to the Indenture dated April 8, 2004 as amended by the First Supplemental Indenture dated as of November 16, 2004 among WMG Acquisition Corp., the subsidiary guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee (3)

31.1	Certification of the Chief Executive Officer pursuant Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Filed herewith
(1)	Incorporated by reference to Registration Statement on Form S-4 of Warner Music Group Corp. and WMG Holdings Corp. (File Nos. 333-12686 and 333-126786-1).
(2)	Incorporated by reference to WMG Acquisition Corp.’s Registration Statement on Form S-4 (File No. 333-121322).
(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 19, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2005

WMG ACQUISITION CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ MICHAEL D. FLEISHER
Name:	Michael D. Fleisher
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)