Form 10-Q
period 2006-06-30
WMG Acquisition Corp
filed 2006-08-03
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of July 16, 2006, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the registrant’s common stock is indirectly owned by Warner Music Group Corp.

WMG ACQUISITION CORP.

ITEM 1.	FINANCIAL STATEMENTS

WMG Acquisition Corp.

Consolidated Balance Sheets

	June 30, 2006	September 30, 2005
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$269	$247
Short-term investments	1	—
Accounts receivable, less allowances of $205 and $218 million	524	637
Due from parent companies	3	8
Inventories	50	52
Royalty advances expected to be recouped within one year	209	190
Deferred tax assets	40	36
Other current assets	47	39

Total current assets	1,143	1,209
Royalty advances expected to be recouped after one year	209	190
Investments	24	21
Property, plant and equipment, net	144	157
Goodwill	946	869
Intangible assets subject to amortization, net	1,746	1,815
Intangible assets not subject to amortization	100	100
Other assets	105	100

Total assets	$4,417	$4,461

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$202	$246
Accrued royalties	1,146	1,057
Taxes and other withholdings	34	23
Current portion of long-term debt	17	17
Other current liabilities	333	403

Total current liabilities	1,732	1,746
Long-term debt	2,048	2,055
Deferred tax liabilities, net	193	201
Other noncurrent liabilities	216	224

Total liabilities	4,189	4,226

Commitments and Contingencies (See Note 10)
Shareholder’s equity:
Common stock	—	—
Additional paid-in capital	354	428
Accumulated deficit	(155)	(214)
Accumulated other comprehensive income, net	29	21

Total shareholder’s equity	228	235

Total liabilities and shareholder’s equity	$4,417	$4,461

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(in millions)
Revenues (b)	$822	$742
Costs and expenses:
Cost of revenues (a)	(445)	(396)
Selling, general and administrative expenses (a) (b)	(301)	(318)
Amortization of intangible assets	(48)	(47)
Loss on termination of management agreement	—	(73)

Total costs and expenses	(794)	(834)

Operating income (loss)	28	(92)
Interest expense, net	(41)	(37)
Net investment related gains	—	1
Other income, net	1	1

Loss before income taxes	(12)	(127)
Income tax benefit (expense)	2	(4)

Net loss	$(10)	$(131)

(a) Includes depreciation expense of	$(10)	$(12)

(b) Includes the following expenses resulting from transactions with related companies:
Revenues	$8	$—
Selling, general and administrative expense	$(2)	$(1)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations (Unaudited)

Nine Months Ended June 30, 2006 and 2005

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
Revenues (b)	$2,662	$2,597
Costs and expenses:
Cost of revenues (a)	(1,384)	(1,377)
Selling, general and administrative expenses (a) (b)	(918)	(942)
Amortization of intangible assets	(143)	(140)
Loss on termination of management agreement	—	(73)

Total costs and expenses	(2,445)	(2,532)

Operating income	217	65
Interest expense, net (b)	(123)	(108)
Net investment related gains	—	1
Equity in the gains (losses) of equity-method investees, net	1	(1)
Other income, net	3	5

Income (loss) before income taxes	98	(38)
Income tax expense	(38)	(46)

Net income (loss)	$60	$(84)

(a) Includes depreciation expense of	$(32)	$(40)

(b) Includes the following expenses resulting from transactions with related companies:
Revenues	12	—
Selling, general and administrative expense	(10)	(6)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended June 30, 2006 and 2005

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
Cash flows from operating activities
Net income (loss)	$60	$(84)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	175	180
Non-cash interest expense	27	26
Non-cash, stock-based compensation expense	12	18
Deferred taxes	(17)	(7)
Net investment related gains	—	(1)
Equity in the (gains) losses of equity-method investees, including distributions	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	121	77
Inventories	3	6
Royalty advances	(54)	(2)
Accounts payable and accrued liabilities	(81)	(22)
Other balance sheet changes	(20)	(17)

Net cash provided by operating activities	225	175

Cash flows from investing activities
Investments and acquisitions	(95)	(84)
Investments in short-term investments	(1)	—
Investment proceeds	—	50
Capital expenditures	(18)	(20)

Net cash used in investing activities	(114)	(54)

Cash flows from financing activities
Borrowings, net of financing costs	—	247
Debt repayments	(13)	(10)
Capital contributions	—	73
Dividends and returns of capital paid	(86)	(742)
Loans to third parties	—	(10)
Increase (decrease) in inter-company	5	(6)
Other	—	(3)

Net cash used in financing activities	(94)	(451)
Effect of foreign currency exchange rate changes on cash	5	(1)

Net increase (decrease) in cash and equivalents	22	(331)
Cash and equivalents at beginning of period	247	555

Cash and equivalents at end of period	$269	$224

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statement of Shareholder’s Equity (Unaudited)

Nine Months Ended June 30, 2006

	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
	(in millions)
Balance at September 30, 2005	$428	$(214)	$21	$235
Comprehensive income:
Net income	—	60	—	60
Foreign currency translation adjustment	—	—	(4)	(4)
Deferred gains on derivative financial instruments	—	—	12	12

Total comprehensive income	—	60	8	68
Returns of capital and dividends	(86)	—	—	(86)
Issuance of stock options and restricted shares of common stock of Parent	12	—	—	12
Other	—	(1)	—	(1)

Balance at June 30, 2006	$354	$(155)	$29	$228

See accompanying notes.

WMG Acquisition Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)

1. Description of Business

WMG Acquisition Corp. (the “Company”) is one of the world’s major music companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, the Company acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”). The Company is a direct, wholly owned subsidiary of WMG Holdings Corp. (“Holdings”). Holdings, in turn, is a direct wholly owned subsidiary of Warner Music Group Corp. (“Parent”). Parent, Holdings and the Company were formed in November 2003 by a private equity consortium of Investors (the “Investor Group”) to facilitate the Acquisition.

The Company classifies its business interests into two fundamental areas: recorded music and music publishing. A brief description of those operations is presented below.

The Company’s business is seasonal. Therefore, operating results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for fiscal 2006.

Recorded Music Operations

The Company’s recorded music operations consist of the discovery and development of artists and the related marketing and distribution of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, the Company has implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging its independent distribution network. The Company refers to these new business models as incubator initiatives. Asylum and East West are the current recorded music incubator labels. In addition, the Company launched Cordless Recordings an “e-label” that gives artists the ability to come to market with one or several songs in digital formats without the need to create an entire album. Asylum, East West and Cordless Recordings are a part of the Company’s Independent Label Group (“ILG”). The Company has also entered into strategic ventures with other record labels.

The Company’s recorded music operations also include a catalog division called Rhino Entertainment (“Rhino”). Rhino specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of tracks to and from third parties for various uses, including film and television soundtracks.

On May 31, 2006, the Company completed the acquisition of Ryko Corporation (“Ryko”), a leading independent, integrated music and entertainment company. See Note 3.

The Company’s principal recorded music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which primarily distributes the Company’s music products to retailers and wholesale distributors in the U.S; a 90% interest in Alternative Distribution Alliance (“ADA”), a distribution company which primarily distributes the products of independent record labels to retailers and wholesale distributors; Ryko Distribution, which distributes music and DVD releases from Rykodisk, Ryko’s recorded music label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace; and ADA U.K., which provides ADA’s distribution services to independent labels in Europe.

In the U.S., the Company’s recorded music operations are conducted principally through its major record labels—Warner Bros. Records Inc. and The Atlantic Records Group. In markets outside the U.S., recorded music activities are conducted through the Warner Music International (“WMI”) division and its various subsidiaries, affiliates and non-affiliated licensees.

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

2. Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (Registration No. 333-121322).

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

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB Statement No. 133, “Accounting for Derivative and Hedging Activities”, which include interest-rate swaps and foreign exchange contracts. The following summary sets forth the components of comprehensive (loss) income, net of related taxes, for the three and nine months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Net (loss) income	$(10)	$(131)	$60	$(84)
Foreign currency translation gains (losses)	(2)	13	(4)	1
Derivative financial instruments gains	3	—	12	10

Comprehensive (loss) income	$(9)	$(144)	$68	$(73)

3. Significant Acquisitions and Dispositions

Acquisition of Ryko Corporation

On May 31, 2006, the Company completed the acquisition of Ryko, a leading independent, integrated music and entertainment company, for approximately $67.5 million in cash. Ryko consists of a recorded music label, Rykodisc, which focuses on a range of contemporary music and comedy releases and numerous film and television soundtracks and Ryko Distribution, which distributes music and DVD releases from Rykodisc as well as from independent third-party record and video labels. Additionally, Ryko owns a catalog of more than 1,000 titles of rock, folk, jazz, world, blues and alternative albums including Restless Records’ catalog of punk, new wave and soundtrack recordings. The catalog and roster includes artists such as Frank Zappa, Joe Jackson, Soul Asylum, The Flaming Lips and They Might Be Giants. The transaction was accounted for under the purchase method of accounting, and the results of operations of Ryko are included in the Company’s results of operations from the acquisition date of Ryko. The purchase price was preliminarily allocated to the underlying net assets acquired in proportion to the estimated fair value, principally recorded music catalog and goodwill.

Formation of Bad Boy Records LLC

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

Sale of Warner Bros. Publications

In May 2005, the Company sold WBP, which conducted the Company’s sheet music operations, to Alfred Publishing. As part of the transaction, the Company agreed to license the right to use its music publishing copyrights in the exploitation of printed sheet music and songbooks for a twenty-year period of time. No gain or loss was recognized on the transaction as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. Due to the Company’s continuing involvement with WBP, it was not reported as discontinued operations.

For the three months ended June 30, 2005, the operations sold generated revenues of approximately $8 million; operating income of $1 million; operating income before depreciation and amortization expense of $1 million; and net income of approximately $1 million. For the nine months ended June 30, 2005, the operations sold generated revenues of approximately $34 million; operating income of $1 million; operating income before depreciation and amortization expense of $1 million; and net income of approximately $1 million.

Acquisition of Maverick Recording Company

In November 2004, the Company acquired an additional 30% interest in Maverick Recording Company (“Maverick”) from its existing partner for approximately $17 million and certain amounts previously owed by such partner to the Company, bringing its total interest in Maverick to 80%. The transaction was accounted for under the purchase method of accounting and the purchase price was allocated to the underlying net assets of Maverick in proportion to the estimated fair value, principally artist contracts and recorded music catalog.

On July 14, 2006, the Company acquired the remaining 20% interest in Maverick from its existing partner. The additional purchase price will be allocated to the underlying net assets of Maverick in proportion to the estimated fair value, principally goodwill.

4. Inventories

Inventories consist of the following (in millions):

	June 30, 2006	September 30, 2005
	(unaudited)	(audited)
Compact discs, cassettes and other music-related products	$89	$84
Published sheet music and song books	2	2

	91	86
Less reserve for obsolescence	(41)	(34)

	$50	$52

5. Intangible Assets

Intangible assets consist of the following (in millions):

	September 30, 2005	Acquisitions	Other (a)	June 30, 2006
	(audited)			(unaudited)
Intangible assets subject to amortization:
Record music catalog	$1,242	$32	$6	$1,280
Music publishing copyrights	817	16	18	851
Artist contracts	31	5	—	36
Trademarks	10	—	—	10
Other intangible assets	4	—	—	4

	2,104	53	24	2,181
Accumulated amortization	(289)			(435)

Total net intangible assets subject to amortization	1,815			1,746
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,915			$1,846

(a)	Other represents foreign currency translation adjustments.

6. Restructuring Costs

Acquisition-Related Restructuring Costs

As of June 30, 2006, the Company had approximately $34 million of liabilities for Acquisition-related restructuring costs that were recognized as part of the cost of the Acquisition. These liabilities represent estimates of future cash obligations for all restructuring activities that have been implemented, as well as for all restructuring activities that have been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relates to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining lease obligations are expected to be settled by 2019. The Company expects to pay the majority of the remaining employee termination costs in fiscal 2006.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Liability as of September 30, 2005	$14	$35	$49
Cash paid during the nine months ended June 30, 2006	(8)	—	(8)
Non-cash reductions during the nine months ended June 30, 2006 (a)	—	(3)	(3)
Reversal of excess liabilities (b)	(1)	(3)	(4)

Liability as of June 30, 2006	$5	$29	$34

(a)	Principally relates to changes in foreign currency exchange rates and the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter and co-publisher contracts.
(b)	Excess liabilities were reversed through the statement of operations or were recorded as a reduction of the initial purchase price of the Acquisition.

7. Debt

The Company’s long-term debt consists of (in millions):

	June 30, 2006	September 30, 2005
	(unaudited)	(audited)
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,417	1,430

	1,417	1,430
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014	183	177

Total debt	2,065	2,072
Less current portion	(17)	(17)

Total long term debt	$2,048	$2,055

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

The indentures limit Holdings’ ability and the ability of its restricted subsidiaries, including the Company, to (i) incur additional indebtedness or issue certain preferred shares, (ii) pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, (iii) make certain investments (iv) sell certain assets, (v) create liens on certain debt without securing the notes, (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, (vii) enter into certain transactions with affiliates and (viii) designate its subsidiaries as unrestricted subsidiaries.

8. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to its stock-based awards for the three- and nine-month periods ended June 30, 2006 and 2005 by segment and on a consolidated basis (in millions):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Recorded Music	$3	$6	$7	$12
Music Publishing	—	1	1	2
Corporate expenses	1	2	4	4

Total	$4	$9	$12	$18

Certain of the stock options and restricted shares of common stock of Parent awarded by the Company vest upon the occurrence of a 3x liquidity event, which is defined with respect to the awards as the occurrence of an event that implies an aggregate value for the equity held by the Investor Group of 3x its initial value, as adjusted for prior dividends or other returns of capital received. In April 2006, the 3x liquidity event, as defined, occurred, which resulted in the vesting of 1,169,932 shares of restricted common stock of Parent awarded to or purchased by employees of the Company and 516,719 stock options awarded to employees of the Company. In accordance with the requirements of FAS 123(R), the Company recognizes the compensation for these awards over the employee’s requisite service period. Accordingly, there is no impact of this event to the Company’s statement of operations for the three- and nine-month periods ended June 30, 2006.

Payments Relating to Executive Compensation

Concurrent with the Parent’s initial common stock offering in May 2005, the Company determined that certain shares of restricted stock of Parent issued in 2004 and early 2005 may have been sold at prices below fair market value on the applicable date of sale and certain options to purchase shares of Parent’s stock granted may have had exercise prices below fair market value on the applicable date of grant. As a result, certain U.S. employee holders of the restricted stock of Parent who made elections under Section 83(b) of the Internal Revenue Code would be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock of Parent received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004, signed into law in October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provides transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of restricted stock or options may be subject to similar or other related issues. In order for the Company to address these issues the Company’s Board of Directors, based on a re-assessment of fair market values on the applicable dates, approved the actions discussed below.

Restricted Stock

The Company was authorized to pay a cash bonus to each employee who purchased restricted shares of Parent’s common stock at prices that were below fair market value on the date of purchase. The bonus was calculated as either an amount equal to the tax liability incurred by the employee on the grant date or an estimate of the additional future tax which would be incurred by the employee upon the vesting of the shares, depending upon the employee’s Section 83(b) election. Additionally, the Company paid the employees an amount necessary to pay the related taxes on the bonus. This resulted in total cash payments of approximately $10 million, which the Company expensed in the quarter ended June 30, 2005.

Options

The Company revised the exercise prices of certain options to purchase common stock of Parent to prices equal to the applicable re-determined fair market values of the common stock of Parent on the dates of the respective grants. The Company compensated the grantees with a cash bonus representing the loss of value created by this adjustment to the option exercise prices. This resulted in total cash bonuses paid of approximately $9 million. The revision of the exercise prices was treated as a modification of these awards and $6 million related to this modification was expensed in the quarter ended June 30, 2005.

Further, in connection with the $100.5 million cash dividend Parent declared and paid to holders of Parent’s common stock, consisting of the Investor Group and certain members of management who held shares of common stock prior to Parent’s initial common stock offering, the Company made an adjustment to all options to purchase Parent’s common stock outstanding at the time of declaration of the dividend. The adjustment consisted of a cash make-whole payment to each option holder equal to the pro-rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend. The amounts were adjusted down to reflect a present value discount based on the earliest possible exercise dates. The Company recorded approximately $3 million of expense related to such payments in the quarter ended June 30, 2005.

9. Shareholder’s Equity

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

During the nine months ended June 30, 2006, the Company declared and paid two dividends to Holdings, its immediate parent. The Company declared and paid a dividend of $4 million to enable Holdings to settle certain inter-company balances. Additionally, the Company declared and paid a dividend of $82 million, which Holdings subsequently declared and paid to Parent to enable Parent to fund current and future dividends to its shareholders.

During the nine months ended June 30, 2006, 2,479,501 shares of restricted stock of Parent purchased by or awarded to certain employees of the Company vested.

10. Commitments and Contingencies

Radio Promotion Activities

On September 7, 2004, November 22, 2004 and March 31, 2005, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. The investigation was pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On November 22, 2005, the Company reached a settlement with the Attorney General in connection with this investigation. As part of such settlement, the Company agreed to make $5 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. The Attorney General has also reached settlements with all of the other major music companies in connection with this investigation. Two independent labels have filed related antitrust suits against the Company alleging that its radio promotion activities are anticompetitive. Radikal Records, Inc. v. Warner Music Group, et al. was filed on March 21, 2006 in U.S. District Court in the Central District of California, Western Division. TSR Records, Inc. v. Warner Music Group, et al. was filed on March 28, 2006 in U.S. District Court in the Central District of California, Western Division. The Company filed a Notice of Related Case and was successful in having both of these cases consolidated. On May 23, 2006, the Company filed a Motion to Dismiss in both cases. Decisions on these motions are pending. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the settlement with the Attorney General, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in the form of a subpoena duces tecum and subpoena ad testificandum in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act (15 U.S.C. Section 1). The Company intends to fully cooperate with the Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, a total of twenty-seven putative class action lawsuits concerning the pricing of digital music downloads have been filed. The Company has not yet been served in some of the cases but expects they will all be consolidated into one case. The lawsuits are all based on the same general subject matter as the Attorney General’s request for information alleging a conspiracy among record companies to fix prices for downloads, and, accordingly to some of the complaints, protect allegedly inflated prices for compact discs. The complaints generally seek unspecified compensatory, statutory and treble damages. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

11. Derivative Financial Instruments

During the nine months ended June 30, 2006, the Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments or any new foreign currency hedge programs. However, the Company extended the terms of certain existing interest rate swap agreements. As of June 30, 2006, the Company had interest rate swap agreements to hedge a total notional debt amount of $897 million and recorded deferred gains in comprehensive income of $21 million. Additionally, as of June 30, 2006 the Company had less than $1 million of deferred net losses in comprehensive income related to foreign currency hedging.

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

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
Revenues
Recorded music	$678	$588	$2,274	$2,149
Music publishing	150	161	410	470
Corporate expenses and eliminations	(6)	(7)	(22)	(22)

Total revenues	$822	$742	$2,662	$2,597

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
OIBDA
Recorded music	$92	$47	$379	$313
Music publishing	23	28	91	99
Corporate expenses and eliminations	(29)	(108)	(78)	(167)

Total OIBDA	$86	$(33)	$392	$245

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
Depreciation of Property, Plant and Equipment
Recorded music	$6	$7	$20	$25
Music publishing	—	2	2	4
Corporate expenses and eliminations	4	3	10	11

Total depreciation	$10	$12	$32	$40

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
Amortization of Intangibles Assets
Recorded music	$34	$34	$101	$100
Music publishing	14	13	42	40
Corporate expenses and eliminations	—	—	—	—

Total amortization	$48	$47	$143	$140

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
Operating Income (Loss)
Recorded music	$52	$6	$258	$188
Music publishing	9	13	47	55
Corporate expenses and eliminations	(33)	(111)	(88)	(178)

Total operating income (loss)	$28	$(92)	$217	$65

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
Reconciliation of OIBDA to Operating Income (Loss)
OIBDA	$86	$(33)	$392	$245
Depreciation expense	(10)	(12)	(32)	(40)
Amortization expense	(48)	(47)	(143)	(140)

Operating income	$28	$(92)	$217	$65

13. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $118 million and $104 million during the nine months ended June 30, 2006 and 2005, respectively. The Company paid approximately $49 million and $36 million of income and withholding taxes in the nine months ended June 30, 2006 and 2005, respectively. The Company received $5 million and $8 million of income tax refunds in the nine months ended June 30, 2006 and 2005, respectively.

Non-cash Transactions

There were no significant non-cash investing and financing activities during the nine months ended June 30, 2006 and 2005.

14. Subsequent Event

The major record companies have reached a global out-of-court settlement of international copyright litigation against the operators of the Kazaa peer-to-peer network. Under the terms of the settlement, the Kazaa defendants have agreed to pay $100,000,000 in compensation to the record companies that brought the action. Kazaa will also introduce filtering technologies to prevent the continued infringement in the Kazaa system. The settlement money is being held in escrow until the plaintiffs agree on the proper allocation of the funds. The Company does not know yet what its portion of the settlement will be.

WMG Acquisition Corp.

Supplementary Information

Condensed Consolidating Financial Statements

WMG Acquisition Corp. (the “Company”) is one of the world’s major music companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, the Company acquired such interests from Time Warner for approximately $2.6 billion.

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

Condensed Consolidating Balance Sheet (Unaudited)

June 30, 2006

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$104	$165	$—	$269
Short-term investments	—	1	—	—	1
Accounts receivable, net	1	308	215	—	524
Due (to) from parent companies	(49)	138	(170)	84	3
Inventories	—	19	31	—	50
Royalty advances expected to be recouped within one year	—	112	97	—	209
Deferred tax assets	—	—	40	—	40
Other current assets	—	23	24	—	47

Total current assets	(48)	705	402	84	1,143
Royalty advances expected to be recouped after one year	—	112	97	—	209
Investments in and advances to (from) consolidated subsidiaries	2,273	653	—	(2,926)	—
Investments	—	17	7	—	24
Property, plant and equipment	—	89	55	—	144
Goodwill	—	275	671	—	946
Intangible assets subject to amortization	—	1,124	622	—	1,746
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	91	5	9	—	105

Total assets	$2,316	$3,080	$1,863	$(2,842)	$4,417

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$2	$127	$73	$—	$202
Accrued royalties	—	578	568	—	1,146
Taxes and other withholdings	—	5	34	(5)	34
Current portion of long-term debt	17	—	—	—	17
Other current liabilities	21	137	175	—	333

Total current liabilities	40	847	850	(5)	1,732
Long-term debt	2,048	—	—	—	2,048
Deferred tax liabilities, net	—	—	193	—	193
Other non-current liabilities	—	146	70	—	216

Total liabilities	2,088	993	1,113	(5)	4,189
Shareholder’s equity	228	2,087	750	(2,837)	228

Total liabilities and shareholder’s equity	$2,316	$3,080	$1,863	$(2,842)	$4,417

Condensed Consolidating Balance Sheet (Unaudited)

September 30, 2005

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$89	$158	$—	$247
Accounts receivable, net	4	363	270	—	637
Due (to) from parent companies	(61)	353	(368)	84	8
Inventories	—	22	30	—	52
Royalty advances expected to be recouped within one year	—	94	96	—	190
Deferred tax assets	—	(2)	38	—	36
Other current assets	—	18	23	(2)	39

Total current assets	(57)	937	247	82	1,209
Royalty advances expected to be recouped after one year	—	94	96	—	190
Investments in and advances to (from) consolidated subsidiaries	2,305	387	—	(2,692)	—
Investments	—	15	6	—	21
Property, plant and equipment	—	101	56	—	157
Goodwill	—	219	650	—	869
Intangible assets subject to amortization	—	1,188	627	—	1,815
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	87	3	10	—	100

Total assets	$2,335	$3,044	$1,692	$(2,610)	$4,461

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$1	$160	$85	$—	$246
Accrued royalties	—	581	476	—	1,057
Taxes and other withholdings	—	16	7	—	23
Current portion of long-term debt	16	—	1	—	17
Other current liabilities	32	172	199	—	403

Total current liabilities	49	929	768	—	1,746
Long-term debt	2,055	—	—	—	2,055
Deferred tax liabilities, net	—	(2)	203	—	201
Other non-current liabilities	—	150	74	—	224

Total liabilities	2,104	1,077	1,045	—	4,226
Shareholder’s equity	231	1,967	647	(2,610)	235

Total liabilities and shareholder’s equity	$2,335	$3,044	$1,692	$(2,610)	$4,461

Supplementary Information

Condensed Consolidating Statement of Operations (Unaudited)

For The Three Months Ended June 30, 2006 and June 30, 2005

	Three months ended June 30, 2006
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$359	$456	$7	$822
Costs and expenses:
Cost of revenues	—	(216)	(222)	(7)	(445)
Selling, general and administrative expenses	—	(189)	(112)	—	(301)
Amortization of intangible assets	—	(33)	(15)	—	(48)

Total costs and expenses	—	(438)	(349)	(7)	(794)

Operating (loss) income	—	(79)	107	—	28
Interest expense, net	(35)	(4)	(1)	(1)	(41)
Equity gains from consolidated subsidiaries	22	6	—	(28)	—
Other income, net	1	109	(109)	—	1

Income before income taxes	(12)	32	(3)	(29)	(12)
Income tax benefit (expense)	2	(8)	8	—	2

Net income	$(10)	$24	$5	$(29)	$(10)

	Three months ended June 30, 2005
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$393	$433	$(84)	$742
Costs and expenses:
Cost of revenues	1	(231)	(248)	82	(396)
Selling, general and administrative expenses	(1)	(164)	(155)	2	(318)
Amortization of intangible assets		(32)	(15)	—	(47)
Loss on termination of management agreement	(73)	—	—	—	(73)

Total costs and expenses	(73)	(427)	(418)	84	(834)

Operating (loss) income	(73)	(34)	15	—	(92)
Interest expense, net	(19)	(3)	(15)	—	(37)
Net investment-related gains (losses)	—	1	—	—	1
Equity in the losses of equity-method investees, net		—	—	—	—
Equity gains from consolidated subsidiaries	(36)	9	—	27	—
Other income, net	1	(1)	1	—	1

Income before income taxes	(127)	(28)	1	27	(127)
Income tax expense	(4)	(7)	—	7	(4)

Net income	$(131)	$(35)	$1	$34	$(131)

Condensed Consolidating Statement of Operations (Unaudited)

For The Nine Months Ended June 30, 2006 and June 30, 2005

	Nine months ended June 30, 2006
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,251	$1,539	$(128)	$2,662
Costs and expenses:
Cost of revenues	—	(724)	(788)	128	(1,384)
Selling, general and administrative expenses	—	(440)	(478)	—	(918)
Amortization of intangible assets	—	(98)	(45)	—	(143)

Total costs and expenses	—	(1,262)	(1,311)	128	(2,445)

Operating (loss) income	—	(11)	228	—	217
Interest expense, net	(104)	(15)	(5)	1	(123)
Equity in the losses of equity-method investees, net	—	—	1	—	1
Equity gains from consolidated subsidiaries	199	68	—	(267)	—
Other income (expenses), net	3	113	(113)	—	3

Income before income taxes	98	155	111	(266)	98
Income tax expense (benefit)	(38)	(30)	(24)	54	(38)

Net income	$60	$125	$87	$(212)	$60

	Nine months ended June 30, 2005
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,365	$1,564	$(332)	$2,597
Costs and expenses:
Cost of revenues	1	(753)	(951)	326	(1,377)
Selling, general and administrative expenses	(6)	(486)	(456)	6	(942)
Amortization of intangible assets		(96)	(44)	—	(140)
Loss on termination of management agreement	(73)	—	—	—	(73)

Total costs and expenses	(78)	(1,335)	(1,451)	332	(2,532)

Operating (loss) income	(78)	30	113	—	65
Interest expense, net	(73)	(13)	(22)		(108)
Net investment-related gains (losses)		1	—		1
Equity in the losses of equity-method investees, net		—	(1)		(1)
Equity gains from consolidated subsidiaries	108	73	—	(181)	—
Other income (expenses), net	5	(1)	1	—	5

Income before income taxes	(38)	90	91	(181)	(38)
Income tax expense	(46)	(39)	(34)	73	(46)

Net (loss) income	$(84)	$51	$57	$(108)	$(84)

Condensed Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2006

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$60	$125	$87	$(212)	$60
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	122	53	—	175
Non-cash interest expense	10	16	—	1	27
Non-cash, stock based compensation expense	—	10	2	—	12
Deferred taxes	—	—	(17)	—	(17)
Equity in the gains of equity-method investees, including distributions	—	—	(1)	—	(1)
Equity losses (gains) from consolidated subsidiaries	(161)	(53)	—	214	—
Changes in operating assets and liabilities:
Accounts receivable	2	60	59	—	121
Inventories	—	3	—	—	3
Royalty advances	—	(54)	—	—	(54)
Accounts payable and accrued liabilities	(11)	(117)	47	—	(81)
Other balance sheet changes	(2)	(6)	(9)	(3)	(20)

Net cash provided by (used in) operating activities	(102)	106	221	—	225

Cash flows from investing activities:
Investments and acquisitions	—	(72)	(23)	—	(95)
Investments in short-term investments	—	—	(1)	—	(1)
Capital expenditures	—	(12)	(6)	—	(18)

Net cash provided by (used in) investing activities	—	(84)	(30)	—	(114)

Cash flows from financing activities:
Debt repayments	(13)	—	—	—	(13)
Capital contributions	—	—	—	—	—
Returns of capital and dividends paid	(86)	—	—	—	(86)
Change in intercompany	201	(7)	(189)	—	5

Net cash provided by (used in) financing activities	102	(7)	(189)	—	(94)

Effect of foreign currency exchange rate changes on cash	—	—	5	—	5

Net (decrease) increase in cash and equivalents	—	15	7	—	22
Cash and equivalents at beginning of period	—	89	158	—	247

Cash and equivalents at end of period	$—	$104	$165	$—	$269

Condensed Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2005

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(84)	$51	$57	$(108)	$(84)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	126	54	—	180
Non-cash interest expense	9	17	—	—	26
Non-cash, stock based compensation expense	—	16	2	—	18
Deferred taxes	—	—	(7)	—	(7)
Net investment-related (gains) losses	—	(1)	—	—	(1)
Equity in the losses of equity-method investees, including distributions	—	1	—	—	1
Equity losses (gains) from consolidated subsidiaries	(63)	(46)	1	108	—
Changes in operating assets and liabilities:
Accounts receivable	—	7	70	—	77
Inventories	—	3	3	—	6
Royalty advances	—	14	(16)	—	(2)
Accounts payable and accrued liabilities	(6)	14	(30)	—	(22)
Other balance sheet changes	(21)	(12)	16		(17)

Net cash provided by (used in) operating activities	(165)	190	150	—	175

Cash flows from investing activities:
Investments and acquisitions	—	(26)	(58)	—	(84)
Investment proceeds	—	50	—	—	50
Capital expenditures	—	(13)	(7)	—	(20)

Net cash provided by (used in) investing activities	—	11	(65)	—	(54)

Cash flows from financing activities:
Borrowings, net of financing costs	247	—	—	—	247
Debt repayments	(10)	—	—	—	(10)
Capital contributions	73	—	—	—	73
Dividends paid	(742)	—	—	—	(742)
Loan to third party	—	(10)	—	—	(10)
Change in inter-company	602	(577)	(25)	—	—
Change in amounts due to parent	(6)	—	—	—	(6)
Other	(1)	(2)	—	—	(3)

Net cash provided by (used in) financing activities	163	(589)	(25)	—	(451)

Effect of foreign currency exchange rate changes on cash	—	—	(1)	—	(1)

Net (decrease) increase in cash and equivalents	(2)	(388)	59	—	(331)
Cash and equivalents at beginning of period	2	433	120		555

Cash and equivalents at end of period	$—	$45	$179	$—	$224

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the Securities and Exchange Commission (the “SEC”). Our website address is www.wmg.com. The information contained in our website is not incorporated by reference in this Quarterly Report.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, to reduce future capital expenditures, to monetize our music content, including through new distribution channels and formats, to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether or not the Internet will become an important sales channel and whether we will be able to achieve higher margins from digital sales, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay regular quarterly dividends, the adequacy of our existing sources of cash to support our existing operations the next twelve months, the effect of litigation and other investigations on us and the impact of recent developments regarding EMI Group plc (“EMI”) and Sony BMG Music Entertainment (“Sony BMG”) on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

•	the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

•	the decline over the past five years in the global physical recorded music industry and the rate of overall decline in the music industry;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity and Internet peer-to-peer file-sharing;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•	the ability to develop a successful business model applicable to a digital environment;

•	the ability to maintain product pricing in a competitive environment;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the impact of rate regulations on our music publishing business;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	legal or other developments related to pending litigation or investigations by the Attorney General of the State of New York and the Department of Justice;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

•	risks inherent in our acquiring or investing in other businesses;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	our ability to act as a stand-alone company;

•	increased costs and diversion of resources associated with complying with the internal control reporting or other requirements of Sarbanes-Oxley;

•	weaknesses in our internal controls related to U.S. royalties that could affect our ability to ensure reliable financial reports;

•	the effects associated with the formation of Sony BMG; and

•	failure to attract and retain key personnel.

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

INTRODUCTION

WMG Acquisition Corp (the “Company”) is one of the world’s major music content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Such predecessor was acquired effective March 1, 2004, by the Company, for approximately $2.6 billion (the “Acquisition”). The Company is a direct, wholly owned subsidiary of WMG Holdings Corp. (“Holdings”). Holdings, in turn, is a direct, wholly owned subsidiary of Warner Music Group Corp. (“Parent”). Parent, Holdings and the Company were formed in November 2003 by a private equity consortium of Investors (the “Investor Group”) to facilitate the Acquisition.

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2006 and 2005. This analysis is presented on both a consolidated and segment basis.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2006 and 2005, as well as a discussion of our financial condition and liquidity as of June 30, 2006. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Our business is seasonal. Therefore, operating results for the three- and nine-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for fiscal 2006.

Recorded Music Operations

Our Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In the U.S., our operations are conducted principally through our major record labels—Warner Bros. Records Inc. and The Atlantic Records Group. Internationally, our Recorded Music operations are conducted through our Warner Music International division (“WMI”), which includes various subsidiaries, affiliates and non-affiliated licensees in more than 50 countries outside the U.S. In addition to the more traditional methods of discovering and developing artists, we have implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging our independent distribution network. We refer to these new business models as incubator initiatives. Asylum and East West are the current recorded music incubator labels. In addition, we have launched Cordless Recordings, an “e-label” that gives its artists the ability to come to market with one or several songs in the digital formats without the need to create an entire album. Asylum, East West and Cordless Recordings are a part of our Independent Label Group (“ILG”). We have also entered into strategic ventures with other record labels.

Our Recorded Music operations also include a catalog division named Rhino Entertainment (“Rhino”). Rhino specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks.

On May 31, 2006, we completed our acquisition of Ryko Corporation, a leading independent, integrated music and entertainment company.

Our principal Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which primarily markets and sells music products to retailers and wholesale distributors in the U.S.; a 90% interest in Alternative Distribution Alliance, a distribution company that primarily distributes the products of independent labels to retail and wholesale distributors in the U.S; Ryko Distribution, which distributes music and DVD releases from Rykodisk, Ryko’s record music label, and third party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace; and ADA U.K, which provides ADA’s distribution services to independent labels in Europe.

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

Recent Developments

EMI

On May 1, 2006, EMI made an unsolicited proposal to acquire Parent for $28.50 per share (consisting of $20 per share in cash and $8.50 per share in EMI stock). Parent’s board unanimously rejected that proposal on May 2, 2006, determining that it was not in the best interests of Parent’s shareholders. On June 14, 2006, Parent made a proposal to purchase EMI for 315 pence per share in cash. EMI rejected that proposal on June 23, 2006, when it made its revised proposal to acquire Parent for $31 per share in cash. On June 27, 2006, Parent’s board unanimously rejected EMI’s revised proposal, determining that it was not in the best interests of Parent’s shareholders. Parent simultaneously made a revised proposal to purchase EMI for 320 pence per share in cash. On June 28, 2006, EMI rejected Parent’s revised proposal. On July 13, 2006, the European Court of First Instance annulled the European Commission’s decision approving the formation of Sony BMG. Sony and Bertelsmann will now have to re-apply to the European Commission to seek clearance for the formation of Sony BMG and the European Commission will have to re-examine the combination. As a result of this re-examination, the European Commission could clear the transaction without conditions, clear the transaction with conditions or block the transaction forcing Sony BMG to unwind. In the interim, the European Commission, Sony or Bertelsmann can appeal the ruling to the European Court of Justice. We cannot predict what actions will be taken by the European Commission, Sony or Bertelsmann as a result of the ruling or the outcome or timing of the

European Commission’s re-examination of Sony BMG or the appeal of the ruling. On July 27, 2006, EMI announced that, against this backdrop, the Board of EMI has decided not to pursue a combination with Parent for the time being. The EMI Board noted that it will review this position in the light of future developments. Later on July 27, 2006, Parent announced that the ruling of the European Court of First Instance regarding Sony BMG had created uncertainty regarding a potential combination of Parent and EMI. Parent further announced that it would monitor the situation carefully, but until matters become clearer, for instance as a result of the re-review of Sony BMG by the European Commission or through an appeal to the European Court of Justice, Parent did not believe that it would be prudent to pursue a combination of Parent and EMI. Accordingly, Parent does not intend to make an offer for EMI at this time. There can be no certainty that any transaction between the two companies will take place.

Factors Affecting Results of Operations and Financial Condition

Market Factors

Over the past five years, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. However, new avenues for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio formats and the distribution of music on mobile devices, and revenue streams from these new sources are beginning to emerge. As reported by the International Federation of the Phonographic Industry (IFPI), sales of music via the Internet and mobile phones generated sales of $1.1 billion for record companies in 2005, up from $380 million in the prior-year. As of July 30, 2006, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 5.5% year-over-year. However, sales of music through new avenues are beginning to offset the declines seen in prior-years. It is too soon to determine if the industry has stabilized or the impact of sales of music through new channels might have on the industry and the recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a significant portion of its revenues from mechanical royalties received from the sale of music in CD and other recorded music formats.

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

Payments Relating to Executive Compensation

Concurrent with Parent’s initial common stock offering, we determined that certain shares of restricted stock of Parent issued in 2004 and early 2005 may have been sold at prices below fair market value on the applicable date of sale and certain options to purchase shares of our stock granted may have had exercise prices below fair market value on the applicable date of grant. As a result, certain U.S. employee holders of the restricted stock who made elections under Section 83(b) of the Internal Revenue Code would be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004, signed into law in October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provides transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of restricted stock or options may be subject to similar or other related issues. In order for us to address these issues our Board of Directors, based on a re-assessment of fair market values on the applicable dates, approved the actions discussed below.

Restricted Stock. We were authorized to pay a cash bonus to each employee who purchased restricted shares of Parent’s common stock at prices that were below fair market value on the date of purchase. The bonus was calculated as either an amount equal to the tax liability incurred by the employee on the grant date or an estimate of the additional tax which would be incurred by the employee upon the vesting of the shares, depending upon the employee’s Section 83(b) election. Additionally, we paid the employees an amount necessary to pay the related taxes on the bonus. This resulted in total cash payments of approximately $10 million, which we expensed in the quarter ended June 30, 2005.

Options. We revised the exercise prices of certain options to purchase Parent’s common stock to prices equal to the applicable re-determined fair market values of the common stock on the dates of the respective grants. We compensated the grantees with a cash bonus representing the loss of value created by this adjustment to the option exercise prices. This resulted in total cash bonuses paid of approximately $9 million. The revision of the exercise prices was treated as a modification of these awards and $6 million related to the modification was expensed in the quarter ended June 30, 2005.

Further, in connection with the $100.5 million cash dividend Parent declared and paid to holders of its common stock, consisting of the Investor Group and certain members of management who held shares of common stock of Parent prior to the initial common stock offering, we made an adjustment to all options to purchase common stock of Parent outstanding at the time of declaration of the dividend. The adjustment consisted of a cash make-whole payment to each option holder equal to the pro-rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend. The amounts were adjusted down to reflect a present value discount based on the earliest possible exercise dates. We recorded approximately $3 million of expense related to such payments in the quarter ended June 30, 2005.

In connection with Parent’s initial common stock offering, we paid a $10 million cash bonus to our employees in the quarter ended June 30, 2005.

Termination of Management/Monitoring Agreement

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

The Management Agreement provided that it would continue in full force and effect until December 30, 2014, provided, however, that the Investor Group could cause the agreement to terminate at any time. In the event of the termination of the Management Agreement, we were required by the terms of the agreement to pay each of the Investor Group any unpaid portion of the Periodic Fees, any Subsequent Fees and any expenses due with respect to periods prior to the date of termination plus the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the Periodic Fees that would have been payable with respect to the period from the date of termination until December 30, 2014.

The Investor Group terminated the Management Agreement and on May 16, 2005, we paid the Investor Group a $73 million termination fee, which was reflected in our statement of operations for the three and nine months ended June 30, 2005. As a result, certain fees paid in prior periods do not appear in subsequent periods. We paid $1 million and $6 million of Periodic Fees under the Management Agreement during the three and nine months ended June 30, 2005, respectively. We no longer pay any Periodic Fees following the termination of the agreement.

Sale of Warner Bros. Publications

In May 2005, we sold WBP, which conducted our sheet music operations, to Alfred Publishing. No gain or loss was recognized on the transaction, as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. Due to our continuing involvement with WBP, it was not reported as discontinued operations. For the three months ended June 30, 2005, the operations sold generated revenues of approximately $8 million; operating income of $1 million; operating income before depreciation and amortization expense of $1 million; and net income of approximately $1 million. For the nine months ended June 30, 2005, the operations sold generated revenues of approximately $34 million; operating income of $1 million; operating income before depreciation and amortization expense of $1 million; and net income of approximately $1 million.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table summarizes our historical results of operations:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
Revenues	$822	$742
Costs and expenses:
Cost of revenues	(445)	(396)
Selling, general and administrative expenses (1)	(301)	(318)
Amortization of intangible assets	(48)	(47)
Loss on termination of management agreement	—	(73)

Total costs and expenses	(794)	(834)

Operating income (loss)	28	(92)
Interest expense, net	(41)	(37)
Net investment-related gains	—	1
Other income, net	1	1

Loss before income taxes	$(12)	$(127)
Income tax benefit (expense)	2	(4)

Net loss	$(10)	$(131)

(1)	Includes depreciation expense of $10 million and $12 million for the three months ended June 30, 2006 and 2005, respectively.

Consolidated Historical Results

Revenues

Our revenues increased $80 million, or 11%, to $822 million for the three months ended June 30, 2006 as compared to $742 million for the three months ended June 30, 2005. Excluding a $4 million unfavorable impact of foreign currency exchange rates and prior-year revenue of $8 million related to our sheet music business, which was sold in May 2005, total revenue increased by $92 million or 13%. Recorded Music revenues increased by $90 million, to $678 million for the three months ended June 30, 2006. Excluding a $4 million unfavorable impact of foreign currency exchange rates, Recorded Music revenues rose $94 million, or 16%, comprised of a $44 million increase in physical sales and a $50 million increase in digital sales. Music Publishing revenues declined by $11 million to $150 million for the three months ended June 30, 2006. Excluding $8 million of prior-year revenue related to our sheet music business sold in May 2005, Music Publishing revenue declined $3 million or 2%. International operations represented $416 million of consolidated revenues for the three months ended June 30, 2006 as compared to $375 million for the three months ended June 30, 2005, comprising 51% of total revenues for each period.

Overall digital revenues grew to $92 million for the three months ended June 30, 2006, as compared to $90 million for the three months ended March 31, 2006 and $44 million for the three months ended June 30, 2005. Digital revenues represented 11% of consolidated revenues for the three months ended June 30, 2006, consistent with the most recent reported quarter and up from 6% in the prior-year quarter. Total digital revenues for the three months ended June 30, 2006 was comprised of U.S. revenues of $68 million, or 74% of total digital revenues, and international revenues of $24 million, or 26% of total digital revenues. The increase in digital revenues resulted from continued efforts to develop our digital business including efforts to further monetize existing content through new formats and new distribution channels and the increased usage of legal, online and mobile distribution channels for the music industry.

See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues increased $49 million, or 12%, to $445 million for the three months ended June 30, 2006 as compared to $396 million for the three months ended June 30, 2005. Excluding a $2 million benefit of foreign currency exchange rates and $5 million of costs related to our sheet music business, which was sold in May 2005, our cost of revenues increased by $56 million. Expressed as a percent of revenues, cost of revenues was 54% and 53% for the three months ended June 30, 2006 and 2005, respectively. The increase related primarily to an increase in product costs of $20 million as a result of higher physical sales and an increase in artist and repertoire costs and licensing costs of $36 million related to increased royalty expense resulting from increased royalty expense as a result of the increases in both physical and digital sales. While recorded music artist and repertoire costs remained consistent as a percentage of sales, music publishing artist and repertoire costs, excluding the impact of the sheet music business, increased as a percentage of sales due to increased investment in our music publishing business.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $17 million, to $301 million for the three months ended June 30, 2006 as compared to $318 million for the three months ended June 30, 2005. Expressed as a percent of revenues, selling, general and administrative expenses were 37% and 43% for the three months ended June 30, 2006 and 2005, respectively. Excluding a $1 million benefit of foreign currency exchange rates and $2 million of expenses related to our print operations which were sold in May 2005, selling, general and administrative expenses decreased by $14 million, or 4%, primarily related to $29 million of one-time compensation expenses recorded in the three months ended June 30, 2005, consisting of a $10 million one-time bonus to employees related to Parent’s initial common stock offering and $19 million of one-time payments to holders of restricted stock of Parent and options to purchase Parent’s common stock primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date. This decline was offset by a $6 million increase in selling and marketing expense, which was the result of the timing of marketing costs incurred in relation to our product release schedule in the current quarter, and a $6 million increase in distribution costs, directly related to the increase in physical sales. Stock compensation expense amounted to $4 million for the three months ended June 30, 2006 and $9 million for the three months ended June 30, 2005.

Loss on termination of management agreement

Concurrent with Parent’s initial common stock offering, the Investor Group terminated the Management Agreement with us. Under the Management Agreement, we were required to pay the Investor Group annual fees in consideration for ongoing consulting and management advisory services and transaction based fees for services provided in connection with any future acquisition, disposition or financing. The Investor Group terminated the Management Agreement on May 10, 2005 and on May 16, 2005 we paid a $73 million termination fee.

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Loss

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss) and further provides the components from operating income (loss) to net loss for purposes of the discussion that follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$86	$(33)
Depreciation expense	(10)	(12)
Amortization expense	(48)	(47)

Operating income (loss)	28	(92)
Interest expense, net	(41)	(37)
Net investment-related gains	—	1
Other income, net	1	1

Loss before income taxes	$(12)	$(127)
Income tax benefit (expense)	2	(4)

Net loss	$(10)	$(131)

OIBDA

Our OIBDA increased $119 million to $86 million for the three months ended June 30, 2006 as compared to a loss of $33 million for the three months ended June 30, 2005. Expressed as a percentage of revenues, total OIBDA margin was 11% for the three months ended June 30, 2006 as compared to (4)% for the three months ended June 30, 2005. The increase was primarily a result of the increased revenues and absence of certain one-time expenses which were included in the three months ended June 30, 2005, including the $73 million payment on termination of the Management Agreement and $29 million of one-time compensation expenses, consisting of a $10 million one-time bonus to employees related to Parent’s initial common stock offering and $19 million of one-time payments to holders of restricted stock of Parent and options to purchase Parent’s common stock primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date, which are more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $2 million to $10 million for the three months ended June 30, 2006 as compared to $12 million for the three months ended June 30, 2005. The decrease primarily relates to lower capital spending since the date of the Acquisition.

Amortization expense

Our amortization expense increased by $1 million, or 2%, to $48 million for the three months ended June 30, 2006 as compared to $47 million for the three months ended June 30, 2005. The increase is due to various acquisitions of recorded music catalogs and music publishing copyrights since the prior-year.

Operating income (loss)

Our operating income increased $120 million, to $28 million for the three months ended June 30, 2006 as compared to an operating loss of $92 million for the three months ended June 30, 2005. The increase in operating income was primarily a result of the increase in OIBDA, which is more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of operating income by business segment.

Interest expense, net

Our interest expense increased to $41 million for the three months ended June 30, 2006 compared to $37 million for the three months ended June 30, 2005. The increase was a result of the interest on an additional $250 million borrowed under the term loan portion of our senior secured credit facility in connection with Parent’s initial common stock offering in May 2005, as well as higher interest rates on outstanding debt during the current period. See “—Financial Condition and Liquidity” for more information.

Net investment-related gains

We recognized a $1 million investment-related gain for the three months ended June 30, 2005 primarily related to the sale of our interest in an equity-method investment. We did not recognize any investment-related gains or losses for the three months ended June 30, 2006.

Other income, net

Other income, net relates to foreign currency exchange rate movements associated with intercompany receivables and payables that are short-term in nature, and therefore required to be recognized in the statement of operations under U.S. GAAP. We recognized $1 million of other income, net for each of the three months ended June 30, 2006 and 2005 as a result of favorable foreign currency exchange rate movements.

Income tax benefit (expense)

We provided an income tax benefit of $2 million and income tax expense of $4 million for the three months ended June 30, 2006 and 2005, respectively. The current quarter tax benefit related to a discreet period item that resulted from the completion in the current quarter of an analysis of the allocation of our operating expenses charged to affiliates. The analysis resulted in a higher percentage of operating expenses being allocated to foreign income, thereby reducing foreign income taxes. In connection with the Acquisition we made a joint election with Time Warner under Section 338(h)(10) of the U.S. Internal Revenue Code to treat the Acquisition as an asset purchase. There was no offsetting income tax benefit on U.S. domestic tax losses recognized due to the uncertain nature of these deferred tax assets. Our income tax expense for the three months ended June 30, 2005 primarily relates to the tax provisions on foreign income.

Net loss

Our net loss declined $121 million, to a net loss of $10 million for the three months ended June 30, 2006 as compared to a net loss of $131 million for the three months ended June 30, 2005. The decrease is primarily the result of increases in revenues and the absence of certain one-time expenses which were included in the three months ended June 30, 2005, including the $73 million payment on termination of the Management Agreement and $29 million of one-time compensation expenses, which are more fully discussed above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$678	$588
OIBDA	$92	$47
Operating income	$52	$6

Music Publishing
Revenue	$150	$161
OIBDA	$23	$28
Operating income	$9	$13

Corporate and Revenue Eliminations
Revenue	$(6)	$(7)
OIBDA	$(29)	$(108)
Operating loss	$(33)	$(111)

Total
Revenue	$822	$742
OIBDA	$86	$(33)
Operating income (loss)	$28	$(92)

Recorded Music

Recorded Music revenues increased by $90 million, or 15%, to $678 million for the three months ended June 30, 2006 from $588 million for the three months ended June 30, 2005. Excluding a $4 million unfavorable impact of foreign currency exchange rates, Recorded Music revenues increased by $94 million, or 16%, which was driven by an increase in digital sales of approximately $50 million and an increase in physical sales of $44 million. Digital sales totaled $88 million, or 13% of Recorded Music revenues for the three months ended June 30, 2006 compared to $38 million, or 6%, for the three months ended June 30, 2005. Digital sales totaled $86 million, or 13% for the immediately preceding three months ended March 31, 2006. Worldwide physical sales increased as a result of significant sales of new releases in the three months ended June 30, 2006, as well as increased sales of a number of carryover and catalog releases. Domestic physical sales increased $18 million, and excluding the impact of foreign currency exchange rates, international physical sales increased $26 million.

Recorded Music revenues represented 82% and 79% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended June 30, 2006 and 2005, respectively. U.S. Recorded Music revenues were $347 million and $292 million, or 51% and 50% of consolidated Recorded Music revenues for the three months ended June 30, 2006 and 2005, respectively. International Recorded Music revenues were $331 million and $296 million, or 49% and 50% of consolidated Recorded Music revenues for the three months ended June 30, 2006 and 2005, respectively.

Recorded Music OIBDA increased by $45 million, to $92 million for the three months ended June 30, 2006 compared to $47 million for the three months ended June 30, 2005. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 14% and 8% for the three months ended June 30, 2006 and 2005, respectively. The increase in OIBDA was primarily a result of the $90 million increase in revenues more fully described above and a $22 million decrease in general and administrative expense, primarily due to the absence of a $20 million impact related to one-time compensation expenses consisting of a one-time bonus to employees related to Parent’s initial common stock offering and one-time payments to holders of restricted stock of Parent and options to purchase Parent’s common stock primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date. These increases in OIBDA were offset by (i) a $20 million increase in product costs and a $6 million increase in distribution costs directly related to the increase in physical sales previously described and (ii) a $24 million increase in artist and repertoire costs primarily related to increased royalty expense as a result of our increases in both physical and digital sales previously described. As a percentage of Recorded Music revenues, artist and repertoire costs were flat, excluding the impact of foreign currency exchange rates, as compared to the prior-year quarter.

Recorded Music operating income was $52 million for the three months ended June 30, 2006 as compared to $6 million for the three months ended June 30, 2006. Recorded Music operating income included the following components:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$92	$47
Depreciation and amortization	(40)	(41)

Operating income	$52	$6

The $46 million increase in Recorded Music operating income related to the $45 million increase in Recorded Music OIBDA more fully discussed above, and a decrease in Recorded Music depreciation and amortization of $1 million.

Music Publishing

Music Publishing revenues decreased $11 million, or 7%, to $150 million for the three months ended June 30, 2006 as compared to $161 million for the three months ended June 30, 2005. Excluding prior-year revenue of $8 million from our sheet music business, which was sold in May 2005, Music Publishing revenues declined $3 million, or 2%, and such decline was comprised of a $4 million decrease in mechanical revenue and a $12 million decline in synchronization revenue, offset by increases in performance revenue of $8 million and other revenues of $5 million. Mechanical revenue declines reflect prior-year industry declines in physical record sales. Synchronization revenues declined as a result of variability in the film and television commercial markets as well as the timing of payments received from key licensors of our copyrights. The increase in performance revenue reflects a change in the timing of payments received from a U.S. performing rights organization. Other revenue consists primarily of print licensing fees and royalties from other sources such as stage productions. Music Publishing revenues consisted of $62 million of mechanical revenues, $58 million of performance revenues, $21 million of synchronization revenues, $4 million of revenues from digital sales and $5 million of other revenues. Digital sales represented 3% and 4% of Music Publishing revenues for the three months ended June 30, 2006 and 2005, respectively. Music Publishing revenues represented 18% and 22% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended June 30, 2006 and 2005, respectively.

Music Publishing OIBDA declined $5 million to $23 million for the three months ended June 30, 2006 as compared to $28 million for the three months ended June 30, 2005. Excluding $1 million in prior-year OIBDA from our sheet music business, OIBDA decreased by $4 million primarily as a result of the decrease in revenues discussed above. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 15% and 17% for the three months ended June 30, 2006 and 2005, respectively.

Music Publishing operating income was $9 million for the three months ended June 30, 2006 as compared to $13 million for the three months ended June 30, 2005. Music Publishing operating income includes the following components:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$23	$28
Depreciation and amortization	(14)	(15)

Operating income	$9	$13

The $4 million decline in Music Publishing operating income related to the $5 million decrease in Music Publishing OIBDA, more fully discussed above, and a $1 million decrease in depreciation and amortization.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased $79 million to $29 million for the three months ended June 30, 2006 as compared to $108 million for the three months ended June 30, 2005. Corporate expenses decreased primarily due to the lack of a $73 million payment on termination of management fee, described more fully above. Additionally, prior-year corporate expenses were impacted by $8 million of one-time payments to holders of restricted stock of Parent and stock options of Parent common stock primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

The following table summarizes our historical results of operations:

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
Revenues	$2,662	$2,597
Costs and expenses:
Cost of revenues (1)	(1,384)	(1,377)
Selling, general and administrative expenses	(918)	(942)
Amortization of intangible assets	(143)	(140)
Loss on termination of management agreement	—	(73)

Total costs and expenses	(2,445)	(2,532)

Operating income	217	65
Interest expense, net	(123)	(108)
Net investment-related gains	—	1
Equity in the gains (losses) of equity-method investees, net	1	(1)
Other income, net	3	5

Income (loss) before income taxes	98	(38)
Income tax expense	(38)	(46)

Net income (loss)	$60	$(84)

(1)	Includes depreciation expense of $32 million and $40 million for the nine months ended June 30, 2006 and 2005, respectively.

Consolidated Historical Results

Revenues

Our revenues increased $65 million, or 3%, to $2.662 billion for the nine months ended June 30, 2006 as compared to $2.597 billion for the nine months ended June 30, 2005. Excluding a $62 million unfavorable impact of foreign currency exchange rates and prior-year revenue of $34 million related to our sheet music business, which was sold in May 2005, total revenue increased by $161 million, or 6%, primarily due to significant increases in digital sales. Recorded Music revenues increased by $125 million, to $2.274 billion for the nine months ended June 30, 2006. Excluding the impact of foreign currency exchange rates, Recorded Music revenues increased by $173 million or 8%, primarily driven by an increase in worldwide Recorded Music digital sales of $148 million and an increase in worldwide Recorded Music licensing revenue and physical sales of $25 million. Music Publishing revenues declined by $60 million, to $410 million for the nine months ended June 30, 2006. Excluding the impact of foreign currency exchange rates and the prior-year revenue related to our sheet music business, Music Publishing revenue declined $12 million, or 3%. International operations represented $1.380 billion of consolidated revenues for each of the nine months ended June 30, 2006 and 2005, comprising 52% and 54% of total revenues, respectively.

Overall digital revenues grew $147 million to $251 million for the nine months ended June 30, 2006 as compared to $104 million for the nine months ended June 30, 2005. Digital revenues represented 9% and 4% of consolidated revenues for the nine months ended June 30, 2006 and 2005, respectively. Total digital revenues for the nine months ended June 30, 2006 were comprised of U.S. revenues of $181 million, or 72% of total digital revenues, and international revenues of $70 million, or 28% of total digital revenues. The increase in digital revenues resulted from continued efforts to develop our digital business including efforts to further monetize existing content through new formats and new distribution channels and the increased usage of legal, online and mobile distribution channels for the music industry.

See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues increased by $7 million, or 1%, to $1.384 billion for the nine months ended June 30, 2006 as compared to $1.377 billion for the nine months ended June 30, 2005. Expressed as a percent of revenues, cost of revenues was 52% and 53% for the nine months ended June 30, 2006 and 2005, respectively. Excluding a $38 million favorable impact of foreign currency exchange rates and $22 million of expenses related to our sheet music business, which was sold in May 2005, our cost of revenues increased $67 million, or 5%. The increase was primarily due to an increase in product costs of $45 million, directly related to our higher physical sales and a $22 million increase in artist and repertoire and licensing expenses related primarily to increased royalty expense as a result of our increases in physical and digital sales.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $24 million, or 3%, to $918 million for the nine months ended June 30, 2006 as compared to $942 million for the nine months ended June 30, 2005. Expressed as a percent of revenues, selling, general and administrative expenses were 34% and 36% for the nine months ended June 30, 2006 and 2005, respectively. Excluding a $17 million benefit of foreign currency exchange rates and $11 million of expenses related to our sheet music business, selling, general and administrative expenses increased by $4 million. The increase primarily related to (i) a $35 million increase in selling and marketing due to the timing of marketing costs incurred in relation to our product release schedule in the current period and (ii) a $7 million increase in distribution costs related to our increase in physical sales. These increases were offset by an $18 million decrease in general and administrative expenses, primarily due to the absence of $29 million of one-time compensation expenses recorded in the nine months ended June 30, 2005, consisting of a $10 million one-time bonus to employees related to Parent’s initial common stock offering and

$19 million of one-time payments to holders of restricted stock of Parent and options to purchase Parent’s common stock primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date and $6 million of management fees incurred related to the terminated Management Agreement described below. This was partially offset by a severance payment of $8 million related to the departure of the chairman of WMI recorded in the nine months ended June 30, 2006. Additionally, the increase was offset by an $8 million decrease in depreciation expense, discussed more fully below. Stock compensation expense amounted to $12 million for the nine months ended June 30, 2006 and $18 million for the nine months ended June 30, 2005.

Loss on termination of management agreement

Concurrent with Parent’s initial common stock offering, the Investor Group terminated the Management Agreement. Under the Management Agreement, we were required to pay the Investor Group annual fees in consideration for ongoing consulting and management advisory services and transaction based fees for services provided in connection with any future acquisition, disposition, or financing. The Investor Group terminated the Management Agreement on May 10, 2005 and on May 16, 2005 we paid a $73 million termination fee.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income (Loss)

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income and further provides the components from operating income to net income (loss) for purposes of the discussion that follows:

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$392	$245
Depreciation expense	(32)	(40)
Amortization expense	(143)	(140)

Operating income	217	65

Interest expense, net	(123)	(108)
Net investment-related gains	—	1
Equity in the gains (losses) of equity-method investees, net	1	(1)
Other income, net	3	5

Income (loss) before income taxes	98	(38)
Income tax expense	(38)	(46)

Net income (loss)	$60	$(84)

OIBDA

Our OIBDA increased $147 million to $392 million for the nine months ended June 30, 2006 as compared $245 million for the nine months ended June 30, 2005. Expressed as a percentage of revenues, total OIBDA margin was 15% for the nine months ended June 30, 2006 as compared to 9% for the nine months ended June 30, 2005. The increase was primarily a result of the increase in Recorded Music revenue and the absence of certain one-time expenses which were included in the nine months ended June 30, 2005, including the $73 million payment on termination of the Management Agreement and $29 million of one-time compensation expenses, consisting of a $10 million one-time bonus to employees related to Parent’s initial common stock offering and $19 million of one-time payments to holders of Parent’s restricted stock and options to purchase Parent’s common stock primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date, which are more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $8 million to $32 million for the nine months ended June 30, 2006 as compared to $40 million for the nine months ended June 30, 2005. The decrease primarily relates to lower capital spending since the date of the Acquisition.

Amortization expense

Our amortization expense increased by $3 million, or 2%, to $143 million for the nine months ended June 30, 2006 as compared to $140 million for the nine months ended June 30, 2005. The increase is due to various acquisitions of recorded music catalogs and music publishing copyrights since the prior-year.

Operating income

Our operating income increased $152 million, to $217 million for the nine months ended June 30, 2006 as compared to $65 million for the nine months ended June 30, 2005. The increase in operating income was primarily a result of the increase in OIBDA and the decrease in depreciation expense, which are more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of operating income by business segment.

Interest expense, net

Our interest expense increased $15 million to $123 million for the nine months ended June 30, 2006 as compared to $108 million for the nine months ended June 30, 2005. The increase in interest expense is related to an additional outstanding term loan of $250 million borrowed in May 2005, which is reflected in only one of the nine months ended June 30, 2005, as well as higher interest rates on outstanding debt during the current period. See “—Financial Condition and Liquidity” for more information.

Net investment-related gains

We recognized a $1 million investment-related gain for the nine months ended June 30, 2005 primarily related to the sale of our interest in an equity-method investment. We did not recognize any investment-related gains or losses for the nine months ended June 30, 2006.

Equity in the gains (losses) of equity-method investees, net

The nine months ended June 30, 2006 includes $1 million of equity in the gains of equity-method investees, as compared to $1 million of equity in the losses of equity-method investees during the nine months ended June 30, 2005.

Other Income, net

We recognized $3 million and $5 million of other income, net for the nine months ended June 30, 2006 and 2005, respectively. Other income, net relates to favorable foreign currency exchange rate movements associated with inter-company receivables and payables that are short-term in nature, and therefore required to be recognized in the statement of operations under U.S. GAAP.

Income tax expense

We provided income tax expense of $38 million for the nine months ended June 30, 2006 as compared to $46 million for the nine months ended June 30, 2005. The tax provision for the nine months ended June 30, 2006 included a discreet period item that resulted from the completion in the current quarter of an analysis of the allocation of our operating expenses charged to affiliates. The analysis resulted in a higher percentage of operating expenses being allocated to foreign income, thereby reducing foreign income taxes. In connection with the Acquisition we made a joint election with Time Warner under Section 338(h)(10) of the U.S. Internal Revenue Code to treat the Acquisition as an asset purchase. There was no offsetting income tax benefit on U.S. domestic tax losses recognized due to the uncertain nature of these deferred tax assets. Our income tax expense for the nine months ended June 30, 2006 and 2005 primarily relates to the tax provisions on foreign income.

Net income (loss)

Our net income increased by $144 million, to net income of $60 million for the nine months ended June 30, 2006 as compared to a net loss of $84 million for the nine months ended June 30, 2005. The increase in net income is primarily the result of the absence of certain one-time expenses which were included in the nine months ended June 30, 2005, including the $73 million payment on termination of the Management Agreement and $29 million of one-time compensation expenses, which are more fully discussed above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$2,274	$2,149
OIBDA	$379	$313
Operating income	$258	$188

Music Publishing
Revenue	$410	$470
OIBDA	$91	$99
Operating income	$47	$55

Corporate and Revenue Eliminations
Revenue	$(22)	$(22)
OIBDA	$(78)	$(167)
Operating (loss)	$(88)	$(178)

Total
Revenue	$2,662	$2,597
OIBDA	$392	$245
Operating income	$217	$65

Recorded Music

Recorded Music revenues increased by $125 million, or 6%, to $2.274 billion for the nine months ended June 30, 2006 from $2.149 billion for the nine months ended June 30, 2005. Excluding a $48 million unfavorable impact of foreign currency exchange rates, Recorded Music revenues increased by $173 million, or 8%, which was primarily driven by an increase in digital sales of $148 million and an increase in licensing revenue and physical sales of $25 million. Digital sales totaled $238 million, or 10% of Recorded Music revenues for the nine months ended June 30, 2006 and $90 million, or 4%, for the nine months ended June 30, 2005.

Recorded Music revenues represented 85% and 83% of consolidated revenues, prior to corporate and revenue eliminations, for the nine months ended June 30, 2006 and 2005, respectively. U.S. Recorded Music revenues were $1.115 billion and $1.001 billion, or 49% and 47% of consolidated Recorded Music Revenues for the nine months ended June 30, 2006 and 2005, respectively. International Recorded Music revenues were $1.159 billion and $1.148 billion, or 51% and 53% of consolidated Recorded Music Revenues for the nine months ended June 30, 2006 and 2005, respectively.

Recorded Music OIBDA increased by $66 million, or 21%, to $379 million for the nine months ended June 30, 2006 compared to $313 million for the nine months ended June 30, 2005. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 17% and 15% for the nine months ended June 30, 2006 and 2005, respectively. Excluding a $3 million unfavorable impact of foreign currency exchange rates, OIBDA increased $69 million, or 22%, primarily as a result of the $173 million increase in revenues more fully described above, offset by (i) a $45 million increase in product costs, due primarily to the increase in physical sales and to increased sales of special edition physical products, such as CD/DVD box sets in the current period, (ii) a $27 million increase in artist and repertoire costs and licensing costs due primarily to increased royalty expense related to our increases in physical and digital sales and (iii) a $34 million increase in selling and marketing costs related to the timing of marketing costs incurred related to our product release schedule in the current period and as well as a larger number of releases that sold in excess of one million units as compared to the prior year period. General and administrative costs declined $12 million due to prior-year one-time bonuses to employees related to Parent’s initial common stock offering and one-time payments to holders of Parent’s restricted stock and options to purchase Parent’s common stock primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date amounting to $20 million, offset by the $8 million severance payment made related to the departure of the chairman of WMI in the nine months ended June 30, 2006.

Recorded Music operating income was $258 million for the nine months ended June 30, 2006 as compared to $188 million for the nine months ended June 30, 2005. Recorded Music operating income included the following components:

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$379	$313
Depreciation and amortization	(121)	(125)

Operating income	$258	$188

The $70 million increase in Recorded Music operating income related to the $66 million increase in Recorded Music OIBDA, more fully discussed above, and a decrease in Recorded Music depreciation and amortization of $4 million.

Music Publishing

Music Publishing revenues decreased to $410 million for the nine months ended June 30, 2006 as compared to $470 million for the nine months ended June 30, 2005. Excluding a $14 million unfavorable impact of foreign currency exchange rates, and prior-year revenue of $34 million of revenue from our sheet music business, which was sold in May 2005, Music Publishing revenues declined $12 million, or 3%, which was comprised of a $16 million decrease in mechanical revenue and a $14 million decline in synchronization revenue, offset by an $8 million increase in performance revenue and a $11 million increase in other revenues. Mechanical revenue declines reflect prior-year industry declines in physical record sales. Synchronization revenues declined as a result of variability in the film and television commercial markets as well as the timing of payments from key licensors of our copyrights. The increase in performance revenue reflects a change in the timing of payments received from a U.S. performing rights organization. Other revenue consists primarily of print licensing fees and royalties from other sources such as stage productions. Music Publishing revenues consisted of $179 million of mechanical revenues, $145 million of performance revenues, $59 million of synchronization revenues, $13 million of revenues from digital sales and $14 million of other revenues. Digital sales represented 3% of Music Publishing revenues for the nine months ended June 30, 2006 and 2005. Music Publishing revenues represented 15% and 18% of consolidated revenues, prior to corporate and revenue eliminations, for the nine months ended June 30, 2006 and 2005, respectively.

Music Publishing OIBDA decreased $8 million to $91 million for the nine months ended June 30, 2006 as compared to $99 million for the nine months ended June 30, 2005. Expressed as a percent of Music Publishing revenues, Music Publishing OIBDA was 22% and 21% for the nine months ended June 30, 2006 and 2005, respectively. Excluding a $1 million unfavorable impact of foreign currency exchange rates, and prior-year OIBDA of $1 million from our sheet music business, which was sold in May 2005, Music Publishing OIBDA decreased $6 million, primarily as a result of the $12 million decrease in revenue more fully discussed above, which was offset by a $6 million decrease in royalty expenses related to the decrease in revenue discussed above.

Music Publishing operating income decreased to $47 million for the nine months ended June 30, 2006 as compared to $55 million for the nine months ended June 30, 2005. Music Publishing operating income includes the following components:

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$91	$99
Depreciation and amortization	(44)	(44)

Operating income	$47	$55

The $8 million decrease in Music Publishing operating income related to the $8 million decrease in Music Publishing OIBDA, more fully discussed above.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased by $89 million to $78 million for the nine months ended June 30, 2005, compared to $167 million for the nine months ended June 30, 2004. Corporate expenses primarily decreased due to the prior-year $73 million payment on termination of Management Agreement, more fully described above, as well as the absence of management fees amounting to $6 million related to such Management Agreement. Corporate expenses for the nine months ended June 30, 2005 also included $8 million of one-time compensation expenses consisting of a one-time bonus to employees related to the Parent’s initial common stock offering and one-time payments to holders of Parent’s restricted stock and options to purchase Parent’s common stock primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At June 30, 2006, we had $2.065 billion of debt, $269 million of cash and equivalents, $1 million of short-term investments (net debt of $1.795 billion, defined as total debt less cash and equivalents and short-term investments) and $228 million of shareholder’s equity. This compares to $2.072 billion of debt, $247 million of cash and equivalents (net debt of $1.825 billion) and $235 million of shareholder’s equity at September 30, 2005. Net debt decreased by $30 million as a result of (i) an $22 million increase in cash and equivalents, (ii) a $1 million increase in short-term investments and (iii) a $13 million reduction of debt related to our quarterly repayments of our term loans under the senior secured credit facility, offset by a $6 million impact of foreign currency exchange rates on our Sterling-denominated notes.

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

The $7 million decrease in shareholder’s equity during the nine months ended June 30, 2006 consisted of $60 million of net income for the nine months ended June 30, 2006, deferred gains on derivative financial instruments of $12 million and stock compensation of $12 million for the nine months ended June 30, 2006. These increases were primarily offset by $86 million of dividends to Holdings, consisting of $4 million to enable Holdings to settle certain inter-company balances and $82 million subsequently paid to Parent to enable Parent to fund future dividends to its shareholders.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2006 and 2005 are unaudited and are derived from our interim financial statements included elsewhere herein.

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
Cash provided by (used in):
Operating activities	$225	$175
Investing activities	(114)	(54)
Financing activities	(94)	(451)

Operating Activities

Cash provided by operations was $225 million for the nine months ended June 30, 2006 compared to $175 million for the nine months ended June 30, 2005. The $50 million increase reflects the prior-year payment of the $73 million fee as a result of the termination of the Management Agreement, prior-year cash payments of $10 million to our employees in connection with Parent’s initial common stock offering and cash payments for certain of the other one-time special bonuses paid to certain holders of Parent’s restricted stock and options to purchase Parent’s common stock and cash paid in the prior-year in relation to our restructuring plan. The current-year cash provided by operations reflects higher cash collections due to consistently higher sales, offset by higher royalty advance payments in connection with contractual obligations and the timing of releases and additional royalty payments related to the timing of releases.

Investing Activities

Cash used in investing activities was $114 million for the nine months ended June 30, 2006 compared to $54 million for the nine months ended June 30, 2005. The $114 million of cash used in investing activities in the nine months ended June 30, 2006 primarily reflects $63 million, net of cash acquired, paid for the completion of our acquisition of Ryko, $18 million of capital expenditures and cash paid for several small acquisitions in Australia, Singapore and South Africa. The $54 million of cash used in investing activities in the nine months ended June 30, 2005 primarily reflects $20 million of capital expenditures, the acquisition of an additional 30% interest in Maverick and various acquisitions of music publishing copyrights offset by $50 million of proceeds from the sale of certain assets.

Financing Activities

Cash used in financing activities was $94 million for the nine months ended June 30, 2006, a $357 million decrease as compared to $451 million for the nine months ended June 30, 2005. Cash used in financing activities for the nine months ended June 30, 2006 consisted of our quarterly repayment of debt and the payment of $86 million of dividends to Holdings. Cash used in financing activities for the nine months ended June 30, 2005 primarily relates to the return of capital to Holdings of $344 million and a dividend to Holdings of $399 million, both described above. These uses of cash were offset principally by $247 million of net proceeds after debt-issuance costs from the additional term loan borrowings under the senior secured credit facility and a $73 million capital contribution from Holdings representing the fee to terminate the management agreement.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the undrawn $250 million (less $2 million of outstanding letters of credit as of June 30, 2006) revolving credit portion of our senior secured credit facility and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, regular quarterly dividends and the remaining one-time costs associated with the execution of our restructuring plan. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of June 30, 2006, our long-term debt consisted of $1.417 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility and $648 million of senior subordinated notes. There were no borrowings under the revolving portion of our senior secured credit facility as of June 30, 2006.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.417 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of June 30, 2006, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and at least Ba2 by Moody’s. As of August 2, 2006, our term loan facility was rated B+ by S&P and Ba2 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of June 30, 2006, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

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

Senior Subordinated Notes

We have outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Senior Subordinated Notes”). The Senior Subordinated Notes mature on April 15, 2014. The Senior Subordinated Notes bear interest at a fixed rate of 7 3/8% per annum on the $465 million dollar notes and 8 1/8% per annum on the £100 million Sterling notes. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, to make certain investments; to sell certain assets, to create liens on certain debt without securing the notes, to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, to enter into certain transactions with affiliates and to designate our subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Notes

In December 2004, Holdings issued the Holdings Notes. In connection with Parent’s initial common stock offering, Parent used $517 million of proceeds from the offering along with $57 million of available cash received as a dividend from the Company to redeem certain of the Holdings Notes outstanding. As of June 30, 2006, Holdings had $186 million of debt on its balance sheet relating to such securities, net of issuance discounts.

The Holdings Floating Rate Notes were redeemed in full on June 15, 2005. From the issuance date through the redemption date, the notes bore interest at a quarterly floating rate based on six-month LIBOR rates plus a margin equal to 4.375%. Interest was payable quarterly in cash beginning on March 15, 2005.

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

On October 3, 2005, December 29, 2005, March 14, 2006 and June 7, 2006, Parent declared dividends on its outstanding common stock at a rate of $0.13 per share. The dividends were paid on November 23, 2005, February 17, 2006, May 3, 2006 and July 27, 2006, respectively, except for the portion of the dividends with respect to unvested restricted stock of Parent, which will be paid at such time as such shares become vested.

During the nine months ended June 30, 2006, 2,479,501 shares of Parent’s restricted stock purchased by or awarded to certain employees of the Company vested.

Covenant Compliance

Our senior secured credit facility requires us to maintain certain covenants including a Leverage Ratio and an Interest Coverage Ratio, as such terms are defined in the credit facility. The credit facility also contains covenants that, among other things, restrict our ability to incur additional debt. The occurrence of an event of default under the credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flow. As of June 30, 2006, we were in compliance with all covenants under the credit facility.

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

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements, capital expenditure requirements, payment of regular dividends on our common stock and the remaining one-time costs associated with the execution of the restructuring plan for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 19 to our audited consolidated financial statements for the twelve months ended September 30, 2005, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2006, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2005.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign current exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar and Australian dollar. The Company did not enter into any significant foreign exchange forward contracts during the nine months ended June 30, 2006 or subsequent to June 30, 2006.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of June 30, 2006, the carrying value of these Sterling notes was $183 million. However, a weakening or strengthening of the U.S. dollar compared to the British Pound Sterling would not have an impact on the fair value of these Sterling notes, as these notes are completely hedged as of June 30, 2006. We did not enter into any additional hedges related to this debt subsequent to June 30, 2006.

We are exposed to interest rate risk with respect to our floating rate debt. During the nine months ended June 30, 2006, we extended the terms of certain existing interest rate swap agreements. As of June 30, 2006 we had total interest rate swap agreements in place to hedge total notional amounts of $897 million. Under existing interest rate swap agreements, we agreed to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments. We did not enter into any additional interest rate swap agreements subsequent to June 30, 2006.

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

SEC rules define “disclosure controls and procedures” as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by public companies in the reports that they file or submit under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report and as a result of the weakness in our internal controls described above and below, our principal executive officer and principal financial officer have concluded that our Disclosure Controls need to be improved so that they will provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, we continue to review our disclosure controls and procedures during the transition to a stand-alone business with the objective of implementing comprehensive periodic reporting standards as well as addressing the weaknesses in Internal Controls identified by our outside auditors. We will continue to devote resources to improve our controls and remedy the weakness related to our domestic royalty systems identified during the completion of the most recent audit for the 2005 fiscal year-end.

Changes in Internal Control over Financial Reporting

We are committed to maintaining high standards of internal control over financial reporting, corporate governance and public disclosure and continue to improve and refine our Internal Controls as an ongoing process and will continue to take corrective actions and implement improvements as appropriate.

There have been no changes in our Internal Controls over financial reporting or other factors during the period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Radio Promotion Activities

On September 7, 2004, November 22, 2004 and March 31, 2005, the Attorney General of the State of New York served us with requests for information in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. The investigation was pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On November 22, 2005 we reached a settlement with the Attorney General in connection with this investigation. As part of such settlement, we agreed to make $5 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. The Attorney General has also reached settlements with all of the other major music companies in connection with this investigation. Two independent labels have filed related antitrust suits against us alleging that our radio promotion activities are anticompetitive. Radikal Records, Inc. v. Warner Music Group, et al. was filed on March 21, 2006 in U.S. District Court in the Central District of California, Western Division. TSR Records, Inc. v. Warner Music Group, et al. was filed on March 28, 2006 in U.S. District Court in the Central District of California, Western Division. We filed a Notice of Related Case and were successful in having both of these cases consolidated. On May 23, 2006, we filed a Motion to Dismiss in both cases. Decisions on these motions are pending. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation we may become involved in as a result of our settlement with the Attorney General, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served us with requests for information in the form of a subpoena duces tecum and subpoena ad testificandum in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the U.S. Department of Justice served us with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act (15 U.S.C. Section 1). The Company intends to fully cooperate with the Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, a total of twenty-seven putative class action lawsuits concerning the pricing of digital music downloads have been filed. We have yet to be served in some of the cases, but we expect they will all be consolidated into one case. The lawsuits are all based on the same general subject matter as the Attorney General’s request for information alleging conspiracy among record companies to fix prices for downloads and, according to some of the complaints, protect allegedly inflated prices for compact discs. The complaints generally seek unspecified compensatory, statutory and treble damages. We intend to defend against these lawsuits vigorously, but are unable to predict the outcome of these suits. Any litigation we may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. The value of worldwide sales (recorded music, excluding sales of digital tracks), as reported by the International Federation of the Phonographic Industry (IFPI) at fixed 2004 exchange rates, fell as the music industry witnessed a decline of 1.6% from 1999 to 2000, 1.3% from 2000 to 2001, 6.7% from 2001 to 2002, 7.4% from 2002 to 2003, 1.3% from 2003 to 2004 and 3.0% from 2004 to 2005. As of July 30, 2006, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 5.5% year-over-year. However, new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio formats and the distribution of music on mobile devices, and revenue streams from these new markets are beginning to emerge. As reported by the International Federation of the Phonographic Industry (IFPI), sales of music via the internet and mobile phones generated sales of $1.1 billion for record companies in 2005, up from $380 million in the prior-year and sales of music through new avenues such as digital tracks are beginning to offset the declines seen in prior-years. However, it is too soon to determine if the industry has stabilized or the impact of sales of music through new channels might have on the industry and the recorded music industry performance may continue to negatively impact our operating results. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

There may be downward pressure on our pricing and our profit margins.

There are a variety of factors which could cause us to reduce our prices and erode our profit margins. They are, among others, increased price competition among record companies resulting from the Universal and Sony

BMG recorded music duopoly, price competition from the sale of motion pictures in DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs, the adoption by record companies of initially lower-margin formats such as DVD-Audio and any changes in costs associated with new digital formats. See “Risk Factors—We may be materially and adversely affected by the formation of Sony BMG Music Entertainment.”

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, CDs and MP3 files. An estimated 20 billion songs were illegally swapped or downloaded worldwide in 2005, according to IFPI. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. We are working to control this problem through litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to the music industry. Worldwide, industrial pirated music (which encompasses unauthorized physical copies manufactured for sale but does not include Internet downloads or home CD burning) is estimated to have generated over $4.5 billion in revenues in 2005, according to IFPI. IFPI estimates that 1.2 billion pirated units were manufactured in 2005. According to IFPI estimates, approximately 37% of all music CDs sold worldwide in 2005 were pirated. Unauthorized copies and piracy contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

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

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2005, approximately 52% of our revenues related to operations in foreign territories. For the nine months ended June 30, 2006, approximately 52% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of June 30, 2006, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the balance of the fiscal year.

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

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, gaining regulatory approval for significant acquisitions or investments could be a lengthy process and there can be no assurance of a successful outcome. We could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of artists or songwriters from our rosters. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our credit-worthiness and allow for continued payment of regular dividends or that they will meet our strategic objectives or otherwise be successful. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments.”

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

In August 2004, Sony Music Entertainment (“Sony”) and Bertelsmann Music Group (“BMG”) merged their recorded music businesses to form Sony BMG Music Entertainment (“Sony BMG”). As a result, the recorded music market now consists of four major players (Universal, Sony BMG, EMI Recorded Music (“EMI”) and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one disproportionately large major, Universal, with approximately 25% market share and four other majors relatively equal in size with market shares ranging between 11% and 14%. Now there are two majors with 2004 global market shares over 25%, Universal and Sony BMG, and two significantly smaller majors, EMI and us, each with less than 15%. IFPI is in the process of gathering 2005 market data, but final data is not yet available. There is a threat that the change in the competitive landscape caused by the new Universal and Sony BMG duopoly could drive up the costs of artist signings and the costs of marketing and promoting records to our detriment. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments”.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of June 30, 2006, our total consolidated indebtedness was $2.065 billion. We have an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $2 million of current letters of credit).

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

Holdings also will be relying on the Company and its subsidiaries to make payments on the Holdings Notes. If the Company does not dividend funds to Holdings in an amount sufficient to make such payments, Holdings may default under the indenture governing the Holdings Notes, which would result in all such notes becoming due and payable. Because the Company’s debt agreements have covenants that limit its ability to make payments to Holdings, Holdings may not have access to funds in an amount sufficient to service its indebtedness.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2 is not applicable and has been omitted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable and has been omitted.

ITEM 5.	OTHER INFORMATION

Item 5 is not applicable and has been omitted.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of WMG Acquisition Corp. (1)

3.2	Amended and Restated Bylaws of WMG Acquisition Corp. (1)

10.1	Sixth Supplemental Indenture, dated as of June 30, 2006, to the Indenture dated April 8, 2004, as amended, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to WMG Acquisition Corp.’s Form 10-Q for the period ended March 31, 2005.
(2)	Incorporated by reference to WMG Acquisition Corp.’s Current Report on Form 8-K filed on June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 3, 2006

WMG ACQUISITION CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the
Board of Directors (Principal Executive Officer)

By:	/s/ MICHAEL D. FLEISHER
Name:	Michael D. Fleisher
Title:	Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)