Form 10-Q
period 2007-06-30
WMG Acquisition Corp
filed 2007-08-07
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the Registrant’s common stock is indirectly owned by Warner Music Group Corp.

WMG ACQUISITION CORP.

ITEM 1.	FINANCIAL STATEMENTS

WMG Acquisition Corp.

Consolidated Balance Sheets

	June 30, 2007	September 30, 2006
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$313	$326
Accounts receivable, less allowances of $197 and $207 million, respectively	522	585
Intercompany receivable	3	4
Inventories	65	59
Royalty advances expected to be recouped within one year	195	191
Deferred tax assets	33	45
Other current assets	58	35

Total current assets	1,189	1,245
Royalty advances expected to be recouped after one year	239	207
Investments	30	25
Property, plant and equipment, net	133	146
Goodwill	1,049	929
Intangible assets subject to amortization, net	1,639	1,711
Intangible assets not subject to amortization	100	100
Other assets	91	98

Total assets	$4,470	$4,461

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$178	$209
Accrued royalties	1,263	1,142
Taxes and other withholdings	12	32
Current portion of long-term debt	17	17
Other current liabilities	336	377

Total current liabilities	1,806	1,777
Long-term debt	2,048	2,048
Deferred tax liabilities, net	257	197
Other noncurrent liabilities	237	224

Total liabilities	4,348	4,246

Commitments and Contingencies (See Note 11)
Shareholder’s equity:
Common stock	—	—
Additional paid-in capital	275	348
Accumulated deficit	(154)	(140)
Accumulated other comprehensive income, net	1	7

Total shareholder’s equity	122	215

Total liabilities and shareholder’s equity	$4,470	$4,461

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2007 and 2006

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(in millions)
Revenues (b)	$804	$822
Costs and expenses:
Cost of revenues (a) (b)	(429)	(445)
Selling, general and administrative expenses (a) (b)	(298)	(301)
Other income	52	—
Restructuring costs	(32)	—
Amortization of intangible assets	(52)	(48)

Total costs and expenses	(759)	(794)

Operating income	45	28
Interest expense, net	(41)	(41)
Equity in the gains of equity-method investees, net	1	—
Minority interest	(2)	—
Other (expense) income, net	(5)	1

Loss before income taxes	(2)	(12)
Income tax (expense) benefit	(11)	2

Net loss	$(13)	$(10)

(a) Includes depreciation expense of	$(10)	$(10)

(b) Includes the following expenses resulting from transactions with related companies:
Revenues	$1	$8
Selling, general and administrative expenses	$—	$(2)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations (Unaudited)

Nine Months Ended June 30, 2007 and 2006

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(in millions)
Revenues (b)	$2,516	$2,662
Costs and expenses:
Cost of revenues (a) (b)	(1,364)	(1,384)
Selling, general and administrative expenses (a) (b)	(863)	(918)
Other income	52	—
Restructuring costs	(44)	—
Amortization of intangible assets	(153)	(143)

Total costs and expenses	(2,372)	(2,445)

Operating income	144	217
Interest expense, net	(125)	(123)
Equity in the gains of equity-method investees, net	1	1
Minority interest	(2)	—
Other (expense)income, net	(5)	3

Income before income taxes	13	98
Income tax expense	(27)	(38)

Net (loss) income	$(14)	$60

(a) Includes depreciation expense of	$(30)	$(32)

(b) Includes the following expenses resulting from transactions with related companies:
Revenues	$4	$12
Cost of revenues	(1)	$—
Selling, general and administrative expenses	$(4)	$(10)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended June 30, 2007 and 2006

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(in millions)
Cash flows from operating activities
Net (loss) income	$(14)	$60
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	183	175
Deferred taxes	2	(17)
Non-cash interest expense	32	27
Non-cash, stock-based compensation expense	7	12
Other non-cash items	(3)	—
Minority interest	2	—
Equity in the losses of equity-method investees, including distributions	(1)	(1)
Changes in operating assets and liabilities:
Accounts receivable	101	121
Inventories	(2)	3
Royalty advances	(32)	(54)
Accounts payable and accrued liabilities	(63)	(81)
Other balance sheet changes	(17)	(20)

Net cash provided by operating activities	195	225

Cash flows from investing activities
Loans to third parties	(26)	—
Purchases of short-term investments	—	(1)
Investments and acquisitions	(80)	(95)
Proceeds from the sale of buildings	7	—
Capital expenditures	(21)	(18)

Net cash used in investing activities	(120)	(114)

Cash flows from financing activities
Quarterly debt repayments	(13)	(13)
Change in intercompany	1	5
Return of capital and dividends paid	(80)	(86)

Net cash used in financing activities	(92)	(94)
Effect of foreign currency exchange rate changes on cash	4	5

Net increase in cash and equivalents	(13)	22
Cash and equivalents at beginning of period	326	247

Cash and equivalents at end of period	$313	$269

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statement of Shareholder’s Equity (Unaudited)

Nine Months Ended June 30, 2007

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
	(in millions)
Balance at September 30, 2006	$348	$(140)	$7	$215
Comprehensive loss:
Net loss	—	(14)	—	(14)
Foreign currency translation adjustment	—	—	(3)	(3)
Deferred gains on derivative financial instruments	—	—	(3)	(3)

Total comprehensive loss	—	(14)	(6)	(20)
Returns of capital and dividends	(80)	—	—	(80)
Issuance of stock options and restricted shares of common stock of Parent	7	—	—	7

Balance at June 30, 2007	$275	$(154)	$1	$122

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

The Company’s business is seasonal. Therefore, operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

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

Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record music label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and ADA U.K., which provides ADA’s distribution services to independent labels in the U.K.

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

2. Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (Registration No. 333-121322).

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

Accounting for Pension and Post-retirement Plans

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”). FAS 158 requires all companies to recognize the funded status of all sponsored plans on the balance sheet. Under FAS 158, all underfunded plans are aggregated and recorded as a liability, and all overfunded plans are aggregated and recorded as an asset. The Company is required to implement these provisions of FAS 158 in the fiscal year ending September 30, 2007. The Company recorded an adjustment to reflect the implementation of FAS 158, which resulted in an other pension asset of $1 million, an additional pension liability of $3 million and an other comprehensive loss of approximately $2 million. The Company also recorded related tax adjustments of approximately $2 million.

FAS 158 also eliminates the early measurement date option previously permitted under the related guidance. The Company will be required to implement this change in the fiscal year ending September 30, 2008.

3. Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB Statement No. 133, “Accounting for Derivative and Hedging Activities,” which include interest-rate swaps and foreign exchange contracts, as well as adjustments to correctly state pension obligations. The following summary sets forth the components of comprehensive (loss) income, net of related taxes, for the three and nine months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
Net (loss) income	$(13)	$(10)	$(14)	$60
Foreign currency translation (gains) losses (a)	3	(2)	(3)	(4)
Derivative financial instruments gains (losses)	4	3	(3)	12

Comprehensive (loss) income	$(6)	$(9)	$(20)	$68

(a)	The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

4. Significant Acquisitions and Dispositions

Acquisition of Roadrunner Music Group

On January 29, 2007, the Company acquired 73.5% of Roadrunner, which includes Roadrunner Records, a leading hard rock and heavy metal label. The transaction was accounted for under the purchase method of accounting, and the results of operations of Roadrunner have been included in the Company’s results of operations from the date of acquisition. The purchase price has been preliminarily allocated to the underlying net assets acquired in proportion to the estimated fair value, principally recorded music catalog, artist contracts and goodwill. The accompanying consolidated financial statements include the following allocation of the approximately $83 million purchase price, consisting of a cash payment of $59 million and estimated future payment obligations of $24 million: recorded music catalog, $15 million; artists’ contracts, $26 million; goodwill, $26 million; tangible assets, $49 million; and tangible liabilities, $33 million.

In connection with the signing of the initial agreement in December 2006, the Company had loaned Roadrunner approximately $52 million in the form of a promissory note. The note was repaid in connection with the close of the acquisition on January 29, 2007. In addition, in connection with the closing, the Company loaned the minority owner approximately $14.3 million in the form of a promissory note, which bears an annual simple rate of interest of 4.73% and matures in nine years and can be utilized to satisfy the future payment obligations.

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

5. Inventories

Inventories consist of the following (in millions):

	June 30, 2007	September 30, 2006
	(unaudited)	(audited)
Compact discs, cassettes and other music-related products	$118	$100
Published sheet music and song books	2	2

	120	102
Less reserve for obsolescence	(55)	(43)

	$65	$59

6. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the nine months ended June 30, 2007:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2006 (audited)	$356	$573	$929
Acquisitions	66	—	66
Other adjustments	54	—	54

Liability at June 30, 2007 (unaudited)	$476	$573	$1,049

The acquisition of goodwill in 2007 primarily relates to the acquisition of Roadrunner as described in Note 4 as well as several other smaller acquisitions in 2007.

Other adjustments to goodwill primarily reflects adjustments and finalization of deferred tax balances associated with various tax and book basis differences.

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	September 30, 2006	Acquisitions	Other (a)	June 30, 2007
	(audited)			(unaudited)
Intangible assets subject to amortization:
Recorded music catalog (b)	$1,288	15	6	$1,309
Music publishing copyrights	852	7	21	880
Artist contracts (b)	39	27	1	67
Trademarks	10	1	—	11
Other intangible assets	4	2	—	6

	2,193	52	28	2,273
Accumulated amortization	(482)			(634)

Total net intangible assets subject to amortization	1,711			1,639
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,811			$1,739

(a)	Other represents foreign currency translation adjustments.
(b)	The acquisitions primarily relate to $26 million of artist contracts and $15 million of recorded music catalog acquired in connection with the acquisition of Roadrunner.

7. Restructuring Costs

Realignment Plan for Fiscal Year 2007

In the second quarter of fiscal 2007, the Company announced plans to implement changes intended to better align the Company’s workforce with the changing nature of the music industry. These changes are part of the Company’s continued evolution from a traditional record and songs-based business to a music-based content company and its ongoing management of its cost structure. The changes include a continued redeployment of resources to focus on new business initiatives to help the Company diversify its revenue streams, including digital opportunities. The realignment plan is also designed to improve the operating effectiveness of our current businesses and to realign our management structure to, among other things, effectively address the continued development of digital distribution channels along with the decline of industry-wide CD sales.

The Company intends to enhance its effectiveness, flexibility, structure, and performance by reducing and realigning long-term costs. This will primarily consist of the reorganization of management structures to more adequately and carefully address regional needs and new business requirements, to reduce organizational complexity and to improve leadership channels. The Company also intends to continue to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. Part of the plan will also result in the outsourcing of some back-office functions as a cost-savings measure. In connection with these reductions, the Company expects to incur charges ranging from $55 million to $65 million for severance and related benefits. In addition, the Company expects to incur implementation charges ranging from $10 million to $15 million related to consulting fees, costs of temporary workers and stay bonuses. All of these restructuring and implementation costs will be paid in cash. To implement such changes, the Company expects to reduce headcount by approximately 400 employees. The Company expects the majority of any cost savings to be offset by new business initiatives such as digital distribution and video.

The Company anticipates that the changes described above will be implemented by the end of the fiscal year 2007. The Company also expects to incur substantially all of the costs associated with the realignment plan by the end of the current fiscal year. Approximately $44 million of restructuring costs have been incurred since the realignment plan was implemented, with $32 million of restructuring costs incurred in the Company’s third quarter of fiscal 2007.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Liability as of September 30, 2006	$—	$—	$—
Additions in 2007	42	2	44
Cash paid during the nine months ended June 30, 2007	(18)	(1)	(19)

Liability as of June 30, 2007	$24	$1	$25

Acquisition-Related Restructuring Costs

As of June 30, 2007, the Company had approximately $26 million of liabilities for acquisition-related restructuring costs that were recognized as part of the cost of the Acquisition. These liabilities represent estimates of future cash obligations for all restructuring activities that have been implemented, as well as for all restructuring activities that have been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relates to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining lease obligations are expected to be settled by 2019. The Company expects to pay the majority of the remaining employee termination costs by the end of fiscal year 2007.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Liability as of September 30, 2006	$4	$28	$32
Cash paid during the nine months ended June 30, 2007	(1)	(4)	(5)
Non-cash reductions during the nine months ended June 30, 2007 (a)	—	(1)	(1)

Liability as of June 30, 2007	$3	$23	$26

(a)	Principally relates to changes in foreign currency exchange rates and the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter and co-publisher contracts.

8. Debt

The Company’s long-term debt consists of (in millions):

	June 30, 2007	September 30, 2006
	(unaudited)	(audited)
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan (a)	1,400	1,413

	1,400	1,413
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014 (b)	200	187

Total debt	2,065	2,065
Less current portion	(17)	(17)

Total long-term debt	$2,048	$2,048

(a)	Decrease in debt is a result of quarterly repayments of our term loans under our senior secured credit facility.
(b)	Change represents the impact of foreign currency exchange rates on the carrying value of the Sterling-denominated notes.

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

The indentures governing our debt and the debt of Holdings limit Holdings’ ability and the ability of its restricted subsidiaries, including the Company, to (i) incur additional indebtedness or issue certain preferred shares, (ii) pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, (iii) make certain investments (iv) sell certain assets, (v) create liens on certain debt without securing the notes, (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, (vii) enter into certain transactions with affiliates and (viii) designate its subsidiaries as unrestricted subsidiaries.

9. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to its stock-based awards for the three and nine months ended June 30, 2007 and 2006 by segment and on a consolidated basis (in millions):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
Recorded Music	$1	$3	$5	$7
Music Publishing	—	—	(1)	1
Corporate expenses	1	1	3	4

Total	$2	$4	$7	$12

During the three and nine months ended June 30, 2007, employees of the Company exercised 19,927 and 454,686 options to purchase Parent’s common stock, respectively. The Company received cash payments in respect of those exercises in the amount of approximately $0.1 million and $2 million, respectively.

10. Shareholder’s Equity

On February 1, 2007, the Company declared and paid a dividend of $80 million to its immediate parent, Holdings. This dividend was declared and paid as a dividend to Holdings’ immediate parent, Parent, in order to fund the payment of future dividends to the stockholders of Parent.

11. Commitments and Contingencies

Radio Promotion Activities

Two independent labels filed antitrust suits against the Company alleging that its radio promotion activities are anticompetitive. Radikal Records, Inc. v. Warner Music Group, et al. was filed on March 21, 2006 in U.S. District Court in the Central District of California, Western Division. TSR Records, Inc. v. Warner Music Group, et al. was filed on March 28, 2006 in U.S. District Court in the Central District of California, Western Division. The Company filed a Notice of Related Case and was successful in having both of these cases consolidated. On May 16, 2006, the Company filed a Motion to Dismiss in both cases. On October 11, 2006, the court denied the Company’s Motion to Dismiss as to the antitrust claims but granted the motion, with leave to amend, as to the state tort claim for interference with prospective economic advantage. On October 24, 2006, the plaintiffs filed amended complaints, attempting to cure the defects in their tort claim. The Company again moved to dismiss the state court claims and on January 31, 2007, the court granted the Company’s motion, but allowed the plaintiffs to replead. On June 5, 2007, the court again granted the Company’s motion to dismiss the plaintiffs’ claims for interference with prospective economic advantage, but granted the plaintiffs one final chance to amend their complaints.

On July 27, 2007, the parties filed a stipulation in the U.S. District Court in the Central District of California to dismiss both cases with prejudice after the Company reached a settlement with both plaintiffs wherein the Company admitted no wrongdoing. The Company paid each of the two plaintiffs $43,500.00 to settle all claims arising from the allegations in both lawsuits. The Court has not yet approved the dismissal of these cases but the Company anticipates that it will dismiss the cases shortly, thereby concluding these actions.

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. The Company has provided documents and other information in response to these requests and intends to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. That motion will likely be argued during the latter part of 2007. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Statement of Objections

On March 30, 2007, the European Commission (“EC”) issued a Statement of Objections to Apple Inc., iTunes S.a.r.l. and one of our subsidiaries, WEA International Inc. (“WEA”). The Company believes that similar Statements of Objections were also issued to Apple Inc. and each of the other major recorded music companies. The Statement of Objections targets Apple Inc.’s practice of applying certain territorial restrictions in relation to its iTunes stores in the European Economic Area (“EEA”). The EC alleges that these restrictions arise, among other ways, as a result of the agreement between Apple Inc. and WEA for the sale of downloaded music in the EEA. In the EC’s preliminary view, these restrictions may lead to a distortion of competition, infringing Article 81 of the EC Treaty. In particular, the EC asserts that (i) consumers resident in a particular EEA country in which iTunes does not operate a dedicated online store are prevented from acquiring downloaded music from iTunes and (ii) consumers resident in a particular EEA country may be required to pay a higher price for the same download than consumers resident in another EEA country or may not have access to the same downloads as are available to consumers resident in another EEA country. The EC, if it finds an infringement, may require that the alleged restriction be eliminated and also has the authority to impose fines on the parties to any infringement. The Company intends to cooperate with the EC and, on June 29, 2007, submitted its response to the Statement of Objections to the Commission. It continues to believe that its practices have not infringed Article 81 of the EC Treaty and presented arguments to that effect in its response.

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

12. Derivative Financial Instruments

During the nine months ended June 30, 2007, the Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. However, the Company entered into additional foreign exchange contracts to hedge its foreign currency royalty payments for the first quarter of fiscal year 2008. As of June 30, 2007, the Company had interest rate swap agreements to hedge a total notional debt amount of $897 million and recorded deferred gains in comprehensive income of $5 million, as well as $1 million of deferred net losses in comprehensive income related to foreign currency hedging.

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

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(in millions)
Revenues
Recorded music	$653	$678	$2,101	$2,274
Music publishing	157	150	433	410
Corporate expenses and eliminations	(6)	(6)	(18)	(22)

Total revenues	$804	$822	$2,516	$2,662

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(in millions)
OIBDA
Recorded music	$109	$92	$305	$379
Music publishing	33	23	105	91
Corporate expenses and eliminations	(35)	(29)	(83)	(78)

Total OIBDA	$107	$86	$327	$392

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(in millions)
Depreciation of Property, Plant and Equipment
Recorded music	$7	$6	$19	$20
Music publishing	—	—	2	2
Corporate expenses and eliminations	3	4	9	10

Total depreciation	$10	$10	$30	$32

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(in millions)
Amortization of Intangibles Assets
Recorded music	$37	$34	$109	$101
Music publishing	15	14	44	42
Corporate expenses and eliminations	—	—	—	—

Total amortization	$52	$48	$153	$143

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(in millions)
Operating Income
Recorded music	$65	$52	$177	$258
Music publishing	18	9	59	47
Corporate expenses and eliminations	(38)	(33)	(92)	(88)

Total operating income	$45	$28	$144	$217

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(in millions)
Reconciliation of OIBDA to Operating Income
OIBDA	$107	$86	$327	$392
Depreciation expense	(10)	(10)	(30)	(32)
Amortization expense	(52)	(48)	(153)	(143)

Operating income	$45	$28	$144	$217

14. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $122 million and $118 million during the nine months ended June 30, 2007 and 2006, respectively. The Company paid approximately $51 million and $49 million of income and withholding taxes in the nine months ended June 30, 2007 and 2006, respectively. The Company received $7 million and $5 million of income tax refunds in the nine months ended June 30, 2007 and 2006, respectively.

15. Subsequent Events

On July 24, 2007, the Company entered into an agreement to increase its minority equity stake in Front Line Management Group, Inc. (“Front Line”) by acquiring additional shares from FLMG LLC, a subsidiary of IAC/InterActiveCorp (“IAC”), for $109.9 million. The acquisition is subject to customary closing conditions and is expected to close during the fourth quarter of this fiscal year. The Company expects to finance the transaction through cash on hand. Edgar Bronfman, Jr., the Chairman and CEO of the Company, is a director of IAC.

The Board of Directors of the Company approved the purchase from IAC following the recommendation of a special committee of independent directors. The special committee engaged Savvian Advisors, LLC to serve as financial advisor to the special committee. On June 29, 2007, Savvian delivered an opinion to the special committee that, as of the date of the opinion, the consideration to be paid by the Company to IAC was fair, from a financial point of view, to the Company.

The Company believes that Front Line is the largest U.S. artist management company with businesses including music management, merchandising and other artist services such as ticketing and sponsorship. The Company’s increased investment in Front Line is part of its strategy to explore new ways to generate revenues and profits and diversify revenue streams.

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

WMG Acquisition Corp.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

June 30, 2007

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$184	$129	$—	$313
Short-term investments	—	—	—	—	—
Due (to) from affiliates	(191)	288	(187)	93	3
Accounts receivable, net	2	288	232	—	522
Inventories	—	31	34	—	65
Royalty advances expected to be recouped within one year	—	105	90	—	195
Deferred tax assets	—	—	33	—	33
Other current assets		21	37	—	58

Total current assets	(189)	917	368	93	1,189
Royalty advances expected to be recouped after one year	—	128	111	—	239
Investments in and advances (from) to consolidated subsidiaries	2,333	721	—	(3,054)	—
Investments	—	24	6	—	30
Property, plant and equipment, net	—	84	49	—	133
Goodwill	—	340	709	—	1,049
Intangible assets subject to amortization, net	—	996	643	—	1,639
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	62	20	9	—	91

Total assets	$2,206	$3,330	$1,895	$(2,961)	$4,470

Liabilities and shareholder’s equity:
Current liabilities:
Accounts payable	$—	$106	$72	$—	$178
Accrued royalties	—	719	544	—	1,263
Taxes and other withholdings	—	2	10	—	12
Current portion of long-term debt	17	—	—	—	17
Other current liabilities	22	107	207	—	336

Total current liabilities	39	934	833	—	1,806
Long-term debt	2,048	—	—	—	2,048
Deferred tax liabilities, net	—	51	206	—	257
Other noncurrent liabilities	—	165	72	—	237

Total liabilities	2,087	1,150	1,103	—	4,348
Shareholder’s equity	119	2,180	784	(2,961)	122

Total liabilities and shareholder’s equity	$2,206	$3,330	$1,895	$(2,961)	$4,470

WMG Acquisition Corp.

Supplementary Information

Consolidating Balance Sheet (Audited)

September 30, 2006

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$208	$118	$—	$326
Short-term investments	—	—	—	—	—
Due (to) from affiliates	(70)	195	(205)	84	4
Accounts receivable, net	—	320	265	—	585
Inventories	—	28	31	—	59
Royalty advances expected to be recouped within one year	—	109	82	—	191
Deferred tax assets	—	—	45	—	45
Other current assets		20	15	—	35

Total current assets	(70)	880	351	84	1,245
Royalty advances expected to be recouped after one year	—	118	89	—	207
Investments in and advances to (from) consolidated subsidiaries	2,306	681	—	(2,987)	—
Investments	—	19	6	—	25
Property, plant and equipment, net	—	91	55	—	146
Goodwill	—	340	589	—	929
Intangible assets subject to amortization, net	—	1,096	615	—	1,711
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	74	17	7	—	98

Total assets	$2,310	$3,342	$1,712	$(2,903)	$4,461

Liabilities and shareholder’s equity:
Current liabilities:
Accounts payable	$—	$127	$82	$—	$209
Accrued royalties	—	689	453	—	1,142
Taxes and other withholdings	—	13	19	—	32
Current portion of long-term debt	17	—	—	—	17
Other current liabilities	33	130	214	—	377

Total current liabilities	50	959	768	—	1,777
Long-term debt	2,048	—	—	—	2,048
Deferred tax liabilities, net	—	11	186	—	197
Other noncurrent liabilities	—	151	73	—	224

Total liabilities	2,098	1,121	1,027	—	4,246
Shareholder’s equity	212	2,221	685	(2,903)	215

Total liabilities and shareholder’s equity	$2,310	$3,342	$1,712	$(2,903)	$4,461

WMG Acquisition Corp.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended June 30, 2007 and 2006

	Three months ended June 30, 2007
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$383	$442	$(21)	$804
Costs and expenses:
Cost of revenues	—	(218)	(232)	21	(429)
Selling, general and administrative expenses	—	(126)	(172)	—	(298)
Other income	—	52	—	—	52
Restructuring costs	—	(12)	(20)	—	(32)
Amortization of intangible assets	—	(33)	(19)	—	(52)

Total costs and expenses	—	(337)	(443)	21	(759)

Operating income	—	46	(1)	—	45
Interest expense, net	(37)	(3)	(1)	—	(41)
Equity in the gains (losses) of consolidated subsidiaries	35	(1)	—	(33)	1
Minority interest	—	—	(2)	—	(2)
Other expense, net	(2)	—	(3)	—	(5)

(Loss) income before income taxes	(4)	42	(7)	(33)	(2)
Income tax expense	(11)	(5)	(8)	13	(11)

Net (loss) income	$(15)	$37	$(15)	$(20)	$(13)

	Three months ended June 30, 2006
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$359	$456	$7	$822
Costs and expenses:
Cost of revenues	—	(216)	(222)	(7)	(445)
Selling, general and administrative expenses	—	(189)	(112)	—	(301)
Amortization of intangible assets	—	(33)	(15)	—	(48)

Total costs and expenses	—	(438)	(349)	(7)	(794)

Operating (loss) income	—	(79)	107	—	28
Interest expense, net	(35)	(4)	(1)	(1)	(41)
Equity gains from consolidated subsidiaries	22	6	—	(28)	—
Other income, net	1	109	(109)	—	1

Income before income taxes	(12)	32	(3)	(29)	(12)
Income tax benefit (expense)	2	(8)	8	—	2

Net income	$(10)	$24	$5	$(29)	$(10)

WMG Acquisition Corp.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Nine Months Ended June 30, 2007 and 2006

	Nine months ended June 30, 2007
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,281	$1,369	$(134)	$2,516
Costs and expenses:
Cost of revenues	—	(779)	(719)	134	(1,364)
Selling, general and administrative expenses	—	(340)	(523)	—	(863)
Other Income.	—	52	—	—	52
Restructuring costs	—	(14)	(30)	—	(44)
Amortization of intangible assets	—	(101)	(52)	—	(153)

Total costs and expenses	—	(1,182)	(1,324)	134	(2,372)

Operating income	—	99	45	—	144
Interest expense, net	(105)	(9)	(11)	—	(125)
Equity in the gains of consolidated subsidiaries	118	51	—	(168)	1
Minority interest .	—	—	(2)	—	(2)
Other expense, net	(2)	—	(3)	—	(5)

Income (loss) before income taxes	11	141	29	(168)	13
Income tax expense	(27)	(28)	(16)	44	(27)

Net (loss) income	$(16)	$113	$13	$(124)	$(14)

	Nine months ended June 30, 2006
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,251	$1,539	$(128)	$2,662
Costs and expenses:
Cost of revenues	—	(724)	(788)	128	(1,384)
Selling, general and administrative expenses	—	(440)	(478)	—	(918)
Amortization of intangible assets	—	(98)	(45)	—	(143)

Total costs and expenses	—	(1,262)	(1,311)	128	(2,445)

Operating (loss) income	—	(11)	228	—	217
Interest (expense) income, net	(104)	(15)	(5)	1	(123)
Equity in the losses of equity-method investees, net	—	—	1	—	1
Equity gains from consolidated subsidiaries	199	68	—	(267)	—
Other income (expenses), net	3	113	(113)	—	3

Income before income taxes	98	155	111	(266)	98
Income tax expense (benefit)	(38)	(30)	(24)	54	(38)

Net income	$60	$125	$87	$(212)	$60

WMG Acquisition Corp.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2007

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(16)	$113	$13	$(124)	$(14)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	123	60	—	183
Deferred taxes	—	—	2	—	2
Non-cash interest expense	10	14	8	—	32
Non-cash stock compensation expense	—	6	1	—	7
Other non-cash items	—	(3)	—	—	(3)
Minority interest	—	—	2	—	2
Equity in the losses of equity-method investees	—	—	(1)	—	(1)
Equity losses from consolidated subsidiaries	(91)	(34)	1	124	—
Changes in operating assets and liabilities:
Accounts receivable	—	35	66	—	101
Inventories	—	(3)	1	—	(2)
Royalty advances	—	(9)	(23)	—	(32)
Accounts payable and accrued liabilities	(11)	16	(68)	—	(63)
Other balance sheet changes	1	(9)	(9)	—	(17)

Net cash provided by operating activities	(107)	249	53	—	195

Cash flows from investing activities:
Loans to third parties	—	(2)	(24)	—	(26)
Investments and acquisitions	—	(2)	(78)	—	(80)
Proceeds from the sale of buildings	—	—	7	—	7
Capital expenditures	—	(15)	(6)	—	(21)

Net cash provided by (used in) investing activities	—	(19)	(101)	—	(120)

Cash flows from financing activities:
Quarterly debt repayments	(13)	—	—	—	(13)
Change in intercompany	200	(254)	55	—	1
Return of capital and dividends paid	(80)	—	—	—	(80)

Net cash provided by (used in) financing activities	107	(254)	55	—	(92)

Effect of foreign currency exchange rate changes on cash	—	—	4	—	4

Net increase (decrease) in cash and equivalents	—	(24)	11	—	(13)
Cash and equivalents at beginning of period	—	208	118	—	326

Cash and equivalents at end of period	$—	$184	$129	$—	$313

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

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

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

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, to reduce future capital expenditures, to monetize our music content, including through new distribution channels and formats, to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether or not the Internet will become an important sales channel and whether we will be able to achieve higher margins from digital sales, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, the success of our realignment plan and our strategy to focus on new business initiatives to help us diversify our revenue streams, our intention to pay regular quarterly dividends, the adequacy of our existing sources of cash to support our existing operations during the next twelve months and the effect of litigation and other investigations on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity, Internet peer-to-peer file-sharing and sideloading of unauthorized content;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•	the ability to develop a successful business model applicable to a digital environment;

•	the ability to maintain product pricing in a competitive environment;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the reliance on a limited number of online music stores and their ability to significantly influence the pricing structure for online music stores;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	legal or other developments related to pending litigation or investigations by the Attorney General of the State of New York, the Department of Justice and the European Commission;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

•

risks inherent in our acquiring or investing in other businesses including our ability to successfully manage new businesses that we may acquire as we diversify revenue streams within the music industry;

•	the impact of our recently announced realignment plan on our business;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	the effects associated with the formation of Sony BMG Music Entertainment (“Sony BMG”); and

•	failure to attract and retain key personnel.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2007 and 2006. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2007 and 2006, as well as a discussion of our financial condition and liquidity as of June 30, 2007. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Our business is seasonal. Therefore, operating results for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for fiscal year ending September 30, 2007.

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

Our Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record music label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and ADA U.K., which provides ADA’s distribution services to independent labels in the U.K.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, DVD-Audio formats and the distribution of music on mobile devices, significant revenue streams from these new formats are just beginning to emerge. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a portion of its revenues from mechanical royalties received from the sale of music in recorded music formats such as the CD. Due in part to the development of the new formats mentioned above and ongoing anti-piracy initiatives, we believe that the recorded music industry is positioned to improve over the coming years. However, the industry may continue to decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry.

Realignment Plan for Fiscal Year 2007

In the second quarter of fiscal year 2007, the Company announced plans to implement changes intended to better align the Company’s workforce with the changing nature of the music industry. These changes are part of the Company’s continued evolution from a traditional record and songs-based business to a music-based content company and its ongoing management of its cost structure. The changes include a continued redeployment of resources to focus on new business initiatives to help the Company diversify its revenue streams, including digital opportunities. The realignment plan is also designed to improve the operating effectiveness and efficiency of our current businesses and to realign our management structure to, among other things, effectively address the continued development of digital distribution channels along with the decline of industry-wide CD sales.

The Company intends to enhance its effectiveness, flexibility, structure, and performance by reducing and realigning long-term costs. This will primarily consist of the reorganization of management structures to more adequately and carefully address regional needs and new business requirements, to reduce organizational complexity and to improve leadership channels. The Company also intends to continue to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. Part of the plan will also result in the outsourcing of some back-office functions as a cost-savings measure. In connection with these reductions, the Company expects to incur a charge ranging from $55 million to $65 million for severance and related benefits. In addition, the Company expects to incur implementation charges ranging from $10 million to $15 million related to consulting fees, costs of temporary workers and stay bonuses. All of these restructuring and implementation costs will be paid in cash. To implement such changes, the Company expects to reduce headcount by approximately 400 employees. The Company expects the majority of any cost savings to be offset by new business initiatives such as digital distribution and video.

The Company anticipates that the changes described above will be implemented by the end of the fiscal year 2007. The Company also expects to incur substantially all of the costs associated with the realignment plan by the end of the current fiscal year. Approximately $44 million of restructuring costs have been incurred since the realignment plan was implemented, with $32 million of restructuring costs incurred in the Company’s fiscal third quarter of 2007.

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

Settlement

In April 2007, we entered into an agreement with Bertelsmann AG (“Bertelsmann”) related to a settlement of contingent claims held by us relating to Bertelsmann’s relationship with Napster in 2000-2001. The settlement covers the resolution of the related legal claims against Bertelsmann by our recorded music and music publishing businesses. As part of the settlement, we have received $110 million which we will be sharing with our artists and songwriters. We recorded $52 million of other income in the three months ended June 30, 2007 related to the settlement. We allocated 90% of the settlement to our Recorded Music business and 10% of the settlement to our Music Publishing business. Of such amount, $49 million was recorded as income to Recorded Music and $3 million was recorded as income to Music Publishing.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table summarizes our historical results of operations:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(unaudited)	(unaudited)
	(in millions)
Revenues	$804	$822
Costs and expenses:
Cost of revenues (1)	(429)	(445)
Selling, general and administrative expenses (1)	(298)	(301)
Other income	52	—
Restructuring costs	(32)	—
Amortization of intangible assets	(52)	(48)

Total costs and expenses	(759)	(794)

Operating income	45	28
Interest expense, net	(41)	(41)
Equity in gains of equity-method investees, net	1	—
Minority interest	(2)	—
Other (expense) income, net	(5)	1

Loss before income taxes	$(2)	$(12)
Income tax (expense) benefit	(11)	2

Net loss	$(13)	$(10)

(1)	Includes depreciation expense of $10 million for each of the three months ended June 30, 2007 and 2006.

Consolidated Historical Results

Revenues

Our revenues decreased $18 million, or 2%, to $804 million for the three months ended June 30, 2007 as compared to $822 million for the three months ended June 30, 2006. Excluding a $24 million favorable impact of foreign currency exchange rates, total revenue declined by $42 million, or 5%, primarily resulting from a decrease in physical sales of $66 million. This decrease was due to continuing pressure on physical markets during the three months ended June 30, 2007, as compared to the prior year, and was offset in part by increases in digital revenue of $25 million. Music Publishing revenues, excluding digital sales, increased by approximately $4 million in the three months ended June 30, 2007. Excluding the impact of foreign currency exchange rates, Music Publishing revenues, excluding digital sales, were flat.

Digital revenues increased $27 million to $119 million for the three months ended June 30, 2007 as compared to $92 million for the three months ended June 30, 2006. Digital revenues represent 15% and 11% of consolidated revenues for the three months ended June 30, 2007 and 2006, respectively. Total digital revenues, excluding eliminations, were comprised of U.S. revenues of $82 million, or 68% of total digital revenues, and international revenues of $38 million, or 32% of total digital revenues.

International operations represented $401 million of consolidated revenues for the three months ended June 30, 2007 as compared to $416 million of consolidated revenues for the three months ended June 30, 2006, comprising 50% and 51% of total revenues, respectively.

See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues decreased $16 million, or 4%, to $429 million for the three months ended June 30, 2007 as compared to $445 million for the three months ended June 30, 2006. Expressed as a percentage of revenues, cost of revenues was 53% and 54% for the three months ended June 30, 2007 and 2006, respectively. Excluding a $16 million impact of foreign currency exchange rates, our cost of revenues decreased $32 million which was primarily driven by lower physical sales as compared to the prior year. As a percentage of revenues, royalty expenses grew approximately 2%, which was driven by a change in product mix. Product costs decreased by $27 million, which was primarily driven by the decline in physical sales and increase in digital revenues.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $3 million, or 1%, to $298 million for the three months ended June 30, 2007 as compared to $301 million for the three months ended June 30, 2006. Excluding an $8 million impact of foreign currency exchange rates, selling, general and administrative expenses decreased by $11 million, or 4%, which was driven primarily by a decrease in sales and marketing costs of $19 million, primarily associated with the decline in physical sales previously described as well as the timing of our release schedule. In addition, general and administrative costs decreased in relation to cost-management efforts, which were offset in part by employee termination and consultancy costs of $6 million associated with our realignment plan and $8 million of costs related to the potential acquisition of EMI expensed during the three months ended June 30, 2007.

Restructuring costs

Our restructuring costs were $32 million for the three months ended June 30, 2007. These are mainly severance costs incurred in connection with our realignment plan. We did not record any restructuring costs in the three months ended June 30, 2006.

Other income

Other income was $52 million for the three months ended June 30, 2007. The income is related to the settlement of contingent claims held by us relating to Bertelsmann’s relationship with Napster in 2000—2001 that occurred during the three months ended June 30, 2007. We recorded the income based on the settlement amount, net of estimated amounts payable to our recording artists and songwriters with respect to royalties.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income and further provides the components from operating income to net income for purposes of the discussion that follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$107	$86
Depreciation expense	(10)	(10)
Amortization expense	(52)	(48)

Operating income	45	28
Interest expense, net	(41)	(41)
Equity in gains of equity-method investees	1	—
Minority interest	(2)	—
Other (expense) income, net	(5)	1

(Loss) income before income taxes	$(2)	$(12)
Income tax (expense) benefit	(11)	2

Net loss	$(13)	$(10)

OIBDA

Our OIBDA increased $21 million, or 24% to $107 million for the three months ended June 30, 2007 as compared to $86 million for the three months ended June 30, 2006, primarily driven by the settlement with Bertelsmann, offset in part by costs related to the realignment plan and costs related to the potential acquisition of EMI, all previously described, along with the decline in physical sales.

Depreciation expense

Our depreciation expense was flat at $10 million for the three months ended June 30, 2007 and the three months ended June 30, 2006.

Amortization expense

Our amortization expense increased by $4 million, or 8%, to $52 million for the three months ended June 30, 2007 as compared to $48 million for the three months ended June 30, 2006. The increase relates to the acquisition of certain recorded music catalog assets, including Ryko and Roadrunner, and the acquisition of various music publishing copyrights.

Operating income

Our operating income increased $17 million, or 61% to $45 million for the three months ended June 30, 2007 as compared to $28 million for the three months ended June 30, 2006, which mainly relates to the settlement with Bertlesmann as well as cost management efforts, offset in part by the decline in physical sales and the restructuring costs previously discussed.

Interest expense, net

Our interest expense, net was $41 million for each of the three months ended June 30, 2007 and June 30, 2006.

Equity in gains of equity method investees

We recorded $1 million of equity in the gains of equity method investees for the three months ended June 30, 2007.

Minority interest expense

Minority interest expense for the three months ended June 30, 2007 was $2 million, which relates to the acquisition of several majority owned affiliates during the current and prior quarters.

Other income, net

Other income, net was a loss of $5 million for the three months ended June 30, 2007 compared to a gain of $1 million for the three months ended June 30, 2006. Our other income, net relates primarily to foreign currency exchange rate movements associated with intercompany receivables and payables that are short-term in nature and therefore, required to be recognized in the Statement of Operations under U.S. GAAP.

Income tax expense

We provided an income tax expense of $11 million for the three months ended June 30, 2007 compared to a $2 million tax benefit for the three months ended June 30, 2006. This was a result of the increase in pre-tax income, primarily in high tax rate jurisdictions.

Net loss

Our net loss increased $3 million to $13 million for the three months ended June 30, 2007 as compared to $10 million for the three months ended June 30, 2006. The increase primarily relates the decline in physical sales, the restructuring costs, previously discussed, and the increase in income tax expense, offset in part by the settlement with Bertelsmann.

Business Segment Results

Revenue, OIBDA and operating income by business segment are as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$653	$678
OIBDA	$109	$92
Operating income	$65	$52

Music Publishing
Revenue	$157	$150
OIBDA	$33	$23
Operating income	$18	$9

Corporate and Revenue Eliminations
Revenue	$(6)	$(6)
OIBDA	$(35)	$(29)
Operating loss	$(38)	$(33)

Total
Revenue	$804	$822
OIBDA	$107	$86
Operating income	$45	$28

(1)	OIBDA and Operating Income for the three months ended June 30, 2007 have been reduced by $32 million of restructuring costs. Of such amount, $30 million relates to Recorded Music, $1 million related to Music Publishing and $1 million relates to Corporate.

Recorded Music

Recorded Music revenues decreased by $25 million, or 4%, to $653 million for the three months ended June 30, 2007 from $678 million for the three months ended June 30, 2006. Excluding a $19 million favorable impact of foreign currency exchange rates, revenues decreased by $44 million, or 6%, primarily resulting from a $66 million decrease in physical sales, offset in part by an increase in digital sales of $23 million. Physical sales declines in the current quarter reflected continued industry-wide physical sales declines and weaker international markets, primarily in Europe, offset in part by increases in sales of domestic repertoire in the Asia Pacific region. The digital sales increase was comprised of a $12 million increase in U.S. digital sales and an $11 million increase in international digital sales, on a constant currency basis, and reflects our efforts to develop new digital products and distribution methods. Digital sales comprised approximately 17% of Recorded Music revenues for the three months ended June 30, 2007, up from 13% of Recorded Music revenues for the three months ended June 30, 2006.

Recorded Music revenues represented 81% and 82% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended June 30, 2007 and 2006, respectively. U.S. Recorded Music revenues were $345 million and $347 million, or 53% and 51% of consolidated Recorded Music revenues for the three months ended June 30, 2007 and 2006, respectively. International Recorded Music revenues were $308 million and $331 million, or 47% and 49 % of consolidated Recorded Music revenues for the three months ended June 30, 2007 and 2006, respectively.

Recorded Music OIBDA increased by $17 million, or 18% to $109 million for the three months ended June 30, 2007 compared to $92 million for the three months ended June 30, 2006. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 17% and 14% for the three months ended June 30, 2007 and 2006, respectively. Excluding a $2 million impact of foreign currency exchange rates, OIBDA increased by $15 million, which was primarily related to the settlement with Bertelsmann during the three months ended June 30, 2007, offset in part by $30 million of costs related to our realignment plan as well as the significant decline in physical sales previously described.

Recorded Music operating income was $65 million for the three months ended June 30, 2007, up 25% as compared to $52 million for the three months ended June 30, 2006. Recorded Music operating income included the following components:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$109	$92
Depreciation and amortization	(44)	(40)

Operating income	$65	$52

The $13 million increase in Recorded Music operating income related to the $17 million increase in Recorded Music OIBDA more fully discussed above, offset by a $4 million an increase in Recorded Music depreciation and amortization, which relates primarily to acquisitions such as Roadrunner and Ryko.

Music Publishing

Music Publishing revenues increased $7 million, or 5%, to $157 million for the three months ended June 30, 2007 as compared to $150 million for the three months ended June 30, 2006. Excluding a $5 million favorable impact of foreign currency exchange rates, Music Publishing revenues increased by $2 million, or 1%, which was primarily related to an increase in digital revenue of $2 million. Synchronization revenue, mechanical revenue and performance revenue were relatively flat as compared to the three months ended June 30, 2006.

Music Publishing OIBDA increased $10 million, or 43% to $33 million for the three months ended June 30, 2007 as compared to $23 million for the three months ended June 30, 2006. Excluding a $1 million impact of foreign currency exchange rates, OIBDA increased $9 million, which resulted from the increase in revenue above, income from the settlement with Bertelsmann, the timing of new artist spending, a decrease in royalty expense, and changes to revenue mix.

Music Publishing operating income was $18 million for the three months ended June 30, 2007 as compared to $9 million for the three months ended June 30, 2006. Music Publishing operating income includes the following components:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$33	$23
Depreciation and amortization	(15)	(14)

Operating income	$18	$9

The $9 million increase in Music Publishing operating income related primarily to the $10 million increase in Music Publishing OIBDA described above along with an increase to Music Publishing depreciation and amortization of $1 million.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense increased $6 million, or 21% to $35 million for the three months ended June 30, 2007 as compared to $29 million for the three months ended June 30, 2006. The increase primarily relates to $1 million of restructuring costs and $3 million of consulting costs associated with our previously announced realignment plan as well as $8 million of costs related to the potential acquisition of EMI expensed during the three months ended June 30, 2007. These were offset by a decrease in compliance costs as well as a decrease in corporate expenses due to cost-management efforts.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

The following table summarizes our historical results of operations:

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(unaudited)	(unaudited)
	(in millions)
Revenues	$2,516	$2,662
Costs and expenses:
Cost of revenues (1)	(1,364)	(1,384)
Selling, general and administrative expenses (1)	(863)	(918)
Other income	52	—
Restructuring costs	(44)	—
Amortization of intangible assets	(153)	(143)

Total costs and expenses	(2,372)	(2,445)

Operating income	144	217
Interest expense, net	(125)	(123)
Equity in gains of equity-method investees, net	1	1
Minority interest	(2)	—
Other (expense) income, net	(5)	3

Income before income taxes	$13	$98
Income tax expense	(27)	(38)

Net (loss) income	$(14)	$60

(1)	Includes depreciation expense of $30 million and $32 million for the nine months ended June 30, 2007 and 2006, respectively.

Consolidated Historical Results

Revenues

Our revenues decreased $146 million, or 5%, to $2.516 billion for the nine months ended June 30, 2007 as compared to $2.662 billion for the nine months ended June 30, 2006. Excluding a $88 million favorable impact of foreign currency exchange rates, total revenue declined by $234 million, or 9%, primarily resulting from a decrease in physical sales of $325 million. This decrease related to timing of our release schedule, as well as the continued industry-wide decline in physical markets. The decrease was partially offset in part by increases in digital revenue of $69 million and licensing revenue of $15 million. Music Publishing revenues, excluding digital sales, increased by $16 million or 4% in the nine months ended June 30, 2007 to $413 million compared to $397 million in the nine months ended June 30, 2006. Excluding the impact of foreign currency exchange rates, Music Publishing revenues, excluding digital sales, decreased by $3 million.

Digital revenues increased $79 million to $330 million for the nine months ended June 30, 2007 as compared to $251 million for the nine months ended June 30, 2006. Digital revenues represent 13% and 9% of consolidated revenues for the nine months ended June 30, 2007 and 2006, respectively. Total digital revenues were comprised of U.S. revenues of $227 million, or 69% of total digital revenues, and international revenues of $103 million, or 31% of total digital revenues.

International operations represented $1.289 billion of consolidated revenues for the nine months ended June 30, 2007 as compared to $1.380 billion of consolidated revenues for the nine months ended June 30, 2006, comprising 51% and 52% of total revenues for the nine months ended June 30, 2007 and 2006, respectively.

See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues decreased $20 million or 1% to $1.364 billion for the nine months ended June 30, 2007 as compared to $1.384 billion for the nine months ended June 30, 2006. Expressed as a percentage of revenues, cost of revenues was 54% and 52% for the nine months ended June 30, 2007 and 2006, respectively. Excluding a $54 million impact of foreign currency exchange rates, our cost of revenues decreased $74 million, which was primarily driven by lower physical sales as compared to the prior year. Product costs decreased $60 million or 13% due to the decline in physical sales. Royalty expense decreased $11 million as compared to the nine months ended June 30, 2006. As a percentage of revenues, royalty expenses grew approximately 2%, which was driven by a change in product mix.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $55 million, or 6%, to $863 million for the nine months ended June 30, 2007 as compared to $918 million for the nine months ended June 30, 2006. Excluding a $24 million impact of foreign currency exchange rates, selling, general and administrative expenses decreased by $79 million, or 8%, which was driven primarily by decreases in distribution expenses of $8 million and decreases in marketing costs of $57 million, primarily related to the decrease in physical sales and the timing of releases in the nine months ended June 30, 2007 as compared to the same period in the prior year. The remaining decrease was driven by cost-management efforts, which was offset in part by severance and consultancy costs of $10 million associated with our realignment initiative and $8 million of costs related to the potential acquisition of EMI.

Restructuring costs

Our restructuring costs were $44 million for the nine months ended June 30, 2007. These are mainly severance costs incurred in connection with our realignment plan. We did not record any restructuring costs in the nine months ended June 30, 2006.

Other income

Other income was $52 million for the nine months ended June 30, 2007. The income is related to the settlement of contingent claims held by us relating to Bertelsmann’s relationship with Napster in 2000—2001 that occurred during the three months ended June 30, 2007. We recorded the income based on the settlement amount, net of estimated amounts payable to our recording artists and songwriters with respect to royalties.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income and further provides the components from operating income to net income for purposes of the discussion that follows:

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$327	$392
Depreciation expense	(30)	(32)
Amortization expense	(153)	(143)

Operating income	144	217

Interest expense, net	(125)	(123)
Equity in gains of equity-method investees, net	1	1
Minority interest	(2)	—
Other (expense) income, net	(5)	3

Income before income taxes	$13	$98
Income tax expense	(27)	(38)

Net (loss) income	$(14)	$60

OIBDA

Our OIBDA decreased $65 million, or 17% to $327 million for the nine months ended June 30, 2007 as compared to $392 million for the nine months ended June 30, 2006, primarily driven by the decline in physical sales and costs associated with our restructuring plan and cost-saving initiatives previously discussed, offset in part by the settlement with Bertelsmann also previously discussed.

Depreciation expense

Our depreciation expense decreased by $2 million to $30 million for the nine months ended June 30, 2007 as compared to $32 million for the nine months ended June 30, 2006. The decrease primarily relates to lower capital spending since the date of the Acquisition.

Amortization expense

Our amortization expense increased by $10 million, or 7%, to $153 million for the nine months ended June 30, 2007 as compared to $143 million for the nine months ended June 30, 2006. The increase relates to the recent acquisition of certain recorded music catalog assets, including Ryko and Roadrunner, and the acquisition of various music publishing copyrights.

Operating income

Our operating income decreased $73 million, or 34% to $144 million for the nine months ended June 30, 2007 as compared to $217 million for the nine months ended June 30, 2006, which mainly relates to the decline in physical sales and costs associated with our restructuring plan and cost-saving initiatives previously discussed, offset in part by the settlement with Bertelsmann also previously discussed.

Interest expense, net

Our interest expense, net increased to $125 million for the nine months ended June 30, 2007 compared to $123 million for the nine months ended June 30, 2006. The increase in interest expense, net is a result of fluctuations in interest rates.

Minority interest expense

Minority interest expense for the nine months ended June 30, 2007 was $2 million, which relates to the acquisition of several majority owned affiliates during the current year.

Equity in gains of equity method investees

The nine months ended June 30, 2007 and June 30, 2006 both include $1 million of equity in the gains of equity method investees.

Other income, net

We recognized other losses, net of $5 million and other income, net of $3 million for the nine months ended June 30, 2007 and June 30, 2006, respectively. Our other income, net relates primarily to foreign currency on exchange rate movements associated with intercompany receivables and payables that are short-term in nature and therefore, required to be recognized in the Statement of Operations under U.S. GAAP.

Income tax expense

We provided an income tax expense of $27 million for the nine months ended June 30, 2007 compared to $38 million for the nine months ended June 30, 2006. This was a result of the decline in pre-tax income, which was primarily a result of the decrease in operating income discussed previously.

Net (loss) income

We incurred a net loss of $14 million for the nine months ended June 30, 2007 compared to net income of $60 million for the nine months ended June 30, 2006. The decrease was due primarily to the decline in physical sales and restructuring costs previously discussed, offset in part by the income from the settlement with Bertelsmann and the decrease in income tax expense.

Business Segment Results

Revenue, OIBDA and operating income by business segment are as follows:

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$2,101	$2,274
OIBDA	$305	$379
Operating income	$177	$258

Music Publishing
Revenue	$433	$410
OIBDA	$105	$91
Operating income	$59	$47

Corporate and Revenue Eliminations
Revenue	$(18)	$(22)
OIBDA	$(83)	$(78)
Operating loss	$(92)	$(88)

Total
Revenue	$2,516	$2,662
OIBDA	$327	$392
Operating income	$144	$217

(1)	OIBDA and Operating Income for the nine months ended June 30, 2007 has been reduced by $44 million of restructuring costs. Of such an amount, $41 million relates to Recorded Music, $1 million relates to Music Publishing and $2 million relates to Corporate.

Recorded Music

Recorded Music revenues decreased by $173 million, or 8%, to $2.101 billion for the nine months ended June 30, 2007 from $2.274 billion for the nine months ended June 30, 2006. Excluding a $68 million favorable impact of foreign currency exchange rates, revenues decreased by $241 million, or 10%, primarily resulting from a $325 million decrease in physical sales, offset in part by an increase in digital sales of $69 million and an increase in licensing revenues of $15 million. Physical sales declined as the nine months end June 30, 2007 reflected fewer major artist releases and weaker international markets, primarily in Europe, offset in part by increases in sales of domestic repertoire in the Asia Pacific region. The increase in digital sales was comprised of an increase in U.S. digital sales of $41 million and an increase in international digital sales of $28 million, excluding the impact of foreign currency exchange rates, which reflects our efforts to develop new digital products and distribution methods. Digital sales comprised approximately 15% of Recorded Music revenues for the nine months ended June 30, 2007, up from 10% of Recorded Music revenues for the nine months ended June 30, 2006.

Recorded Music revenues represented 84% and 85% of consolidated revenues, prior to corporate and revenue eliminations, for the nine months ended June 30, 2007 and 2006, respectively. U.S. Recorded Music revenues were $1.065 billion and $1.115 billion, or 51% and 49% of consolidated Recorded Music revenues for the nine months ended June 30, 2007 and 2006, respectively. International Recorded Music revenues were $1.036 billion and $1.159 billion, or 49% and 51% of consolidated Recorded Music revenues for the nine months ended June 30, 2007 and 2006, respectively.

Recorded Music OIBDA decreased by $74 million, or 20% to $305 million for the nine months ended June 30, 2007 compared to $379 million for the nine months ended June 30, 2006. Expressed as a percentage of

Recorded Music revenues, Recorded Music OIBDA was 15% and 17% for the nine months ended June 30, 2007 and 2006, respectively. Excluding a $9 million impact of foreign currency exchange rates, OIBDA decreased by $83 million, which was primarily caused by the significant decline in physical sales previously described, the increase in royalty expense related to a variance in product mix from the prior period and the restructuring costs incurred related to the realignment plan, offset in part by the settlement with Bertelsmann.

Recorded Music operating income was $177 million for the nine months ended June 30, 2007 as compared to $258 million for the nine months ended June 30, 2006. Recorded Music operating income included the following components:

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$305	$379
Depreciation and amortization	(128)	(121)

Operating income	$177	$258

The $81 million decrease in Recorded Music operating income related to the $74 million decrease in Recorded Music OIBDA more fully discussed above, and an increase in Recorded Music depreciation and amortization of $7 million, which primarily relates to increased amortization of intangible assets associated with the acquisition of primarily Ryko and Roadrunner.

Music Publishing

Music Publishing revenues increased $23 million, or 6%, to $433 million for the nine months ended June 30, 2007 as compared to $410 million for the nine months ended June 30, 2006. Excluding a $20 million favorable impact of foreign currency exchange rates, Music Publishing revenues increased by $3 million as a result of an increase in digital revenue of $6 million. In addition, performance revenue increased by $7 million, offset by a decrease in mechanical revenue of $8 million related to the continued decline in physical markets across various territories. Synchronization revenues were relatively flat, while other revenues decreased slightly from the nine months ended June 30, 2006.

Music Publishing OIBDA increased $14 million to $105 million for the nine months ended June 30, 2007 as compared to $91 million for the nine months ended June 30, 2006. Excluding a $3 million impact of foreign currency exchange rates, OIBDA increased $11 million, which resulted primarily from the increase in revenue discussed above and a decrease in costs of revenues due to the change in revenue composition. Additionally, the increase was due to the settlement with Bertelsmann, the timing of new artist spending, and royalty provision adjustments.

Music Publishing operating income was $59 million for the nine months ended June 30, 2007 as compared to $47 million for the nine months ended June 30, 2006. Music Publishing operating income includes the following components:

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$105	$91
Depreciation and amortization	(46)	(44)

Operating income	$59	$47

The $12 million increase in Music Publishing operating income related to the $14 million increase in Music Publishing OIBDA described above, offset by the $2 million increase in depreciation and amortization.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense increased by $5 million, or 6% to $83 million for the nine months ended June 30, 2007 as compared to $78 million for the nine months ended June 30, 2006. The increase primarily relates to $2 million of restructuring costs, $3 million of consulting costs associated with the realignment plan and $8 million of costs related to the potential acquisition of EMI expensed during the nine months ended June 30, 2007. These were offset by a decrease in compliance costs as well as a decrease in corporate expenses due to cost-management efforts.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At June 30, 2007, we had $2.065 billion of debt, $313 million of cash and equivalents (net debt of $1.752 billion, defined as total debt less cash and equivalents and short-term investments) and $122 million of shareholder’s equity. This compares to $2.065 billion of debt, $326 million of cash and equivalents, $1 million of short-term investments (net debt of $1.739 billion) and $215 million of shareholder’s equity at September 30, 2006. Net debt increased by $13 million as a result of a $13 million decrease in cash and equivalents, a $13 million impact of foreign exchange rates on our Sterling-denominated Senior Subordinated Notes due 2014 offset by a $13 million decrease in debt as a result of quarterly repayments of our term loans under our senior secured credit facility.

The $93 million decrease in shareholder’s equity during the nine months ended June 30, 2007, was primarily a result of the dividend declared and paid to Holdings of $80 million, the net loss of $14 million for the nine months ended June 30, 2007, deferred losses on derivative financial instruments of $3 million, foreign currency exchange movements of $3 million, offset by $7 million of stock compensation.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2007 and 2006 are unaudited and are derived from our interim financial statements included elsewhere herein.

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(unaudited)	(unaudited)
	(in millions)
Cash provided by (used in):
Operating activities	$195	$225
Investing activities	(120)	(114)
Financing activities	(92)	(94)

Operating Activities

Cash provided by operations was $195 million for the nine months ended June 30, 2007 compared to $225 million for the nine months ended June 30, 2006. The $30 million decrease in cash provided by operations includes cash received for the settlement with Bertelsmann of $110 million and cash paid for restructuring of $19 million and reflects the continued decline in physical sales, offset in part by cost management efforts and the variable timing of our working capital requirements in association with our business cycle.

Investing Activities

Cash used in investing activities was $120 million for the nine months ended June 30, 2007 as compared to $114 million for the nine months ended June 30, 2006. The $120 million of cash used in investing activities in the nine months ended June 30, 2007 consisted primarily of payments to acquire Roadrunner, which included $36 million paid to acquire 73.5% of Roadrunner, net of cash acquired of $23 million, and a loan to the seller of approximately $14 million. We also paid a total of $37 million, net of cash acquired, to acquire several smaller companies including an entertainment services company, a video production company in the U.K., and a digital distribution company in Germany, $21 million for capital expenditures, and loaned approximately $12 million to third parties in connection with several small business ventures. This was offset by the receipt of approximately $7 million related to the sale of certain buildings. The $114 million of cash used in investing activities in the nine months ended June 30, 2006 primarily reflects $63 million, net of cash acquired, paid for the completion of acquisition of Ryko, $18 million of capital expenditures and cash paid for several small acquisitions in Australia, Singapore and South Africa.

Financing Activities

Cash used in financing activities was $92 million for the nine months ended June 30, 2007 compared to $94 million for the nine months ended June 30, 2006. The cash used in both periods consisted of $13 million of our quarterly repayments of debt and payment of dividends to Holdings.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the unused $250 million (less $4 million of outstanding letters of credit as of June 30, 2007) revolving credit portion of our senior secured credit facility and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, and regular quarterly dividends. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of June 30, 2007, our long-term debt consisted of $2.065 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility and $665 million of Senior Subordinated Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of June 30, 2007.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.400 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of June 30, 2007, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75%

and 1.75%, respectively, if the Company’s senior secured debt is rated at least BB by S&P and Ba2 by Moody’s. As of August 3, 2007, our term loan facility was rated BB- by S&P and Ba2 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate was 0.5%. As of June 30, 2007, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain material agreements, change the business conducted by us and enter into agreements that restrict dividends from subsidiaries. In addition, the senior secured credit facility requires us to maintain the following financial covenants: a maximum total leverage ratio and a minimum interest coverage ratio, both tested quarterly, and a maximum annual capital expenditures limitation. The occurrence of an event of default under the senior secured credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flows. As of June 30, 2007, we were in compliance with all covenants under the senior secured credit facility.

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

Dividends

Parent has disclosed that it intends to pay regular quarterly dividends on its common stock outstanding in an amount not to exceed $80 million per year. We may be required to fund these dividends through dividends to our parent companies. The ability of Parent to pay these dividends is dependent on our cash flows and operations.

On June 5, 2007, Parent declared a dividend on its outstanding common stock at a rate of $0.13 per share, or approximately $19 million in the aggregate, which was paid on July 25, 2007 to the Parent’s shareholders, except for the portion of the dividends with respect to the unvested restricted stock, which will be paid at such time as such shares become vested.

On March 8, 2007, Parent declared a dividend on its outstanding common stock at a rate of $0.13 per share, or approximately $19 million in the aggregate, which was paid on April 27, 2007 to the Parent’s shareholders, except for the portion of the dividends with respect to the unvested restricted stock, which will be paid at such time as such shares become vested.

On December 29, 2006, Parent declared a dividend on its outstanding common stock at a rate of $0.13 per share, or approximately $19 million in the aggregate, which was paid on February 16, 2007, except for the portion of the dividends with respect to the unvested restricted stock, which will be paid at such time as such shares become vested.

On August 31, 2006, Parent declared a dividend on its outstanding common stock at a rate of $0.13 per share, or approximately $19 million in the aggregate, which was paid to the Parent’s shareholders on October 20, 2006, except for the portion of the dividends with respect to the unvested restricted stock, which will be paid at such time as such shares become vested.

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements, capital expenditure requirements and payment of regular dividends on Parent’s common stock. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued decline of industry-wide CD sales.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 19 to our audited consolidated financial statements for the twelve months ended September 30, 2006, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2007, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2006.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar and Australian dollar. During the nine months ended June 30, 2007, the Company entered into additional foreign exchange hedge contracts and, as of June 30, 2007, the Company has outstanding hedge contracts for the sale of $419 million and the purchase of $158 million of foreign currencies at fixed rates. The Company did not enter into any significant foreign exchange contracts subsequent to June 30, 2007.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of June 30, 2007, these Sterling-denominated notes had a carrying value of approximately $200 million. However, a weakening or strengthening of the U.S. dollar compared to the British Pound Sterling would not have an impact on the fair value of these Sterling notes, as these notes are completely hedged as of June 30, 2007. We did not enter into any additional hedges related to this debt subsequent to June 30, 2007.

We are exposed to interest rate risk with respect to our floating rate debt. The Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. The total notional amount of debt hedged as of June 30, 2007 was $897 million. We did not enter into any additional interest rate swap agreements subsequent to June 30, 2007.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting or other factors during the period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 75 of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006. Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm on internal control over financial reporting is located on page 77 of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation

Radio Promotion Activities

Two independent labels filed antitrust suits against the Company alleging that its radio promotion activities are anticompetitive. Radikal Records, Inc. v. Warner Music Group, et al. was filed on March 21, 2006 in U.S. District Court in the Central District of California, Western Division. TSR Records, Inc. v. Warner Music Group, et al. was filed on March 28, 2006 in U.S. District Court in the Central District of California, Western Division. The Company filed a Notice of Related Case and was successful in having both of these cases consolidated. On May 16, 2006, the Company filed a Motion to Dismiss in both cases. On October 11, 2006, the court denied the Company’s Motion to Dismiss as to the antitrust claims but granted the motion, with leave to amend, as to the state tort claim for interference with prospective economic advantage. On October 24, 2006, the plaintiffs filed amended complaints, attempting to cure the defects in their tort claim. The Company again moved to dismiss the state court claims and on January 31, 2007, the court granted the Company’s motion, but allowed the plaintiffs to replead. On June 5, 2007, the court again granted the Company’s motion to dismiss the plaintiffs’ claims for interference with prospective economic advantage, but granted the plaintiffs one final chance to amend their complaints.

On July 27, 2007, the parties filed a stipulation in the U.S. District Court in the Central District of California to dismiss both cases with prejudice after the Company reached a settlement with both plaintiffs wherein the Company admitted no wrongdoing. The Company paid each of the two plaintiffs $43,500.00 to settle all claims arising from the allegations in both lawsuits. The Court has not yet approved the dismissal of these cases but the Company anticipates that it will dismiss the cases shortly, thereby concluding these actions.

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. The Company has provided documents and other information in response to these requests and intends to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. That motion, will likely be argued during the latter part of 2007. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Statement of Objections

On March 30, 2007, the European Commission (“EC”) issued a Statement of Objections to Apple Inc., iTunes S.a.r.l. and one of our subsidiaries, WEA International Inc. (“WEA”). The Company believes that similar

Statements of Objections were also issued to Apple Inc. and each of the other major recorded music companies. The Statement of Objections targets Apple Inc.’s practice of applying certain territorial restrictions in relation to its iTunes stores in the European Economic Area (“EEA”). The EC alleges that these restrictions arise, among other ways, as a result of the agreement between Apple Inc. and WEA for the sale of downloaded music in the EEA. In the EC’s preliminary view, these restrictions may lead to a distortion of competition, infringing Article 81 of the EC Treaty. In particular, the EC asserts that (i) consumers resident in a particular EEA country in which iTunes does not operate a dedicated online store are prevented from acquiring downloaded music from iTunes and (ii) consumers resident in a particular EEA country may be required to pay a higher price for the same download than consumers resident in another EEA country or may not have access to the same downloads as are available to consumers resident in another EEA country. The EC, if it finds an infringement, may require that the alleged restriction be eliminated and also has the authority to impose fines on the parties to any infringement. The Company intends to cooperate with the EC and, on June 29, 2007, submitted its response to the Statement of Objections to the Commission. It continues to believe that its practices have not infringed Article 81 of the EC Treaty and presented arguments to that effect in its response.

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

The industry began experiencing negative growth rates in 1999, on a global basis. Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. According to RIAA, from 1999 to 2004, annual dollar sales of physical music product in the U.S. are estimated to have declined at a CAGR of 4%, although there was a 2.5% year-over-year increase recorded in 2004. In 2005, the physical business experienced an 8% year-over-year decline and it has witnessed a 14% year-over-year decline in 2006. However, new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, physical format product innovations such as recently launched MVI disc and the distribution of music on mobile devices, and revenue streams from these new markets are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our business. As reported by IFPI, sales of music via the Internet and mobile phones generated an estimated $2.1 billion in trade revenues for record companies in 2006, nearly doubling the worldwide digital music market year-over-year and sales of music through new avenues such as digital tracks are beginning to offset the declines seen in prior years.

RIAA announced in April 2007 that the overall retail value of the U.S. record industry was $11.5 billion in 2006, a 6.2% decline compared to 2005. RIAA additionally reported that the value of CD shipments to retail and specialty outlets in the U.S. totaled $9.2 billion in 2006, a 12.9% drop from the previous year, while sales of digital music content—via online as well as mobile outlets—rose 73% in value to $1.9 billion. For 2006, according to SoundScan, total album sales were down 5% on a unit basis compared with the same period last year. However, when including “Track Equivalent Albums,” total album sales were down 1.2% for 2006. Track Equivalent Albums convert digital track sales to album sales using SoundScan’s standard of ten tracks per album. This SoundScan comparison with the prior year also does not reflect the impact of ringtone and ringback sales on mobile devices or online subscription sales. IFPI also reported that sales of physical and digital recorded music dropped by 5% in 2006 worldwide, totaling $19.6 billion in revenues to record companies. The IFPI comparison with the prior year excludes licensing income, synchronization and revenues generated from advertising-supported business models. These new revenue streams are a growing income source for record companies and if included in the analysis, would have a positive impact on the comparisons. Digital sales through online and mobile platforms grew by 85% to $2.1 billion and a total of 795 million single tracks were downloaded online, up 89% from 2005. Digital sales in 2006 accounted for 11% of music sales, up from 2% in 2004. Despite the increase in digital sales, they have yet to completely offset declining physical sales on a worldwide industry basis. However, according to IFPI, in both Japan and South Korea, in 2006 the increase in digital sales offset the decline in physical sales. Nevertheless, it is too soon to determine if the industry has stabilized or the impact of sales of music through new channels might have on the industry and the recorded music industry performance may continue to negatively impact our operating results. While, according to IFPI, digital sales have grown as expected, physical sales have fallen more than expected in the first half of 2007 and we cannot determine when the decline in physical sales might be offset by the increase in digital sales. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

There may be downward pressure on our pricing and our profit margins.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, increased price competition among record companies resulting from the Universal and Sony BMG recorded music duopoly, price competition from the sale of motion pictures in DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs, the adoption by record companies of initially lower-margin physical formats such as MVI and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence wholesale prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple will continue to grow as a result of the decline of specialty music retailers, which could increase their negotiating leverage. Several large specialty music retailers, including Tower Records and Musicland, have recently filed for bankruptcy protection. See “Risk Factors—We may be materially and adversely affected by the formation of Sony BMG Music Entertainment” and “Risk Factors—We are substantially dependent on a limited number of online music stores, in particular Apple iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. An estimated 20 billion songs were illegally swapped or downloaded worldwide in 2006, according to IFPI. In addition, while growth in the addressable market of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal file-sharing has a substantial negative impact on music sales. We are working to control this problem through litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws and technological means and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to the music industry. Worldwide, industrial pirated music (which encompasses unauthorized physical copies manufactured for sale but does not include Internet downloads or home CD burning) is estimated to have generated around $4.5 billion in revenues in 2006, according to IFPI. IFPI estimates that 1.2 billion pirated units were purchased in 2006. According to IFPI estimates, approximately one in three music CDs sold worldwide in 2006 were pirated. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

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

Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical rates are set pursuant to industry negotiations contemplated by the U.S. Copyright Act and publishing performance rates are set by performing rights societies and subject to challenge by performing rights licensees. Outside the U.S., mechanical and performance rates are typically negotiated on an industry-wide basis. The mechanical and performance rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. The U.S. Copyright Office recently decided that the use of compositions as ringtones fall under the compulsory license provisions of section 115 of the Copyright Act. If this decision is not reversed on appeal, it will likely lower the cost of mechanical licenses for ringtones, which is favorable for our Recorded Music business but unfavorable for our Music Publishing business. In addition, rates our Recorded Music business receives in the U.S. for, among other sources of income and potential income, webcasting and satellite radio are set by appealable arbitration process under the U.S. Copyright Act unless rates are determined through voluntary negotiations. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. If the rates for these and other income sources are set too low through this process, it could have a material adverse impact on our Recorded Music business or our business prospects.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2006, approximately 52% of our revenues related to operations in foreign territories. For the nine months ended June 30, 2007 approximately 51% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of June 30, 2007, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

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

The U.S. Copyright Act provides authors (or their heirs) a right to terminate licenses or assignments of rights in their copyrighted works. This right does not apply to works that are “works made for hire.” Since the effective date of U.S. copyright liability for sound recordings (February 15, 1972), virtually all of our agreements with recording artists provide that such recording artists render services under an employment-for-hire relationship. A termination right exists under the U.S. Copyright Act for musical compositions that are not “works made for hire”. If any of our commercially available recordings were determined not to be “works made for hire”, then the recording artists (or their heirs) could have the right to terminate the rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting either at the end of 56 years from the date of copyright or on January 1, 1978, whichever is later). A termination of rights could have an adverse effect on our Recorded Music business. From time to time, authors (or their heirs) can terminate our rights in musical compositions. However, we believe the effect of those terminations is already reflected in the financial results of our Music Publishing business.

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

The Investor Group controls a majority of Parent’s common stock on a fully diluted basis. In addition, representatives of the Investor Group occupy substantially all of the seats on our board of directors and pursuant to a stockholders agreement, will have the right to appoint all of the independent directors to our board. As a result, the Investor Group has the ability to control our policies and operations, including the appointment of management, the entering into of mergers, acquisitions, sales of assets, divestitures and other extraordinary transactions, future issuances of Parent’s common stock or other securities, the payments of dividends, if any, on Parent’s common stock, the incurrence of debt by us and the amendment of our certificate of incorporation and bylaws. The Investor Group will have the ability to prevent any transaction that requires the approval of our board of directors or the stockholder regardless of whether or not other members of our board of directors or stockholders believe that any such transaction is in their own best interests. For example, the Investor Group could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, the Investor Group are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investor Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investor Group continues to hold a majority of our outstanding common stock the Investor Group will be entitled to nominate a majority of our board of directors, and will have the ability to effectively control the vote in any election of directors. In addition, so long as the Investor Group continues to own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

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

We are highly leveraged. As of June 30, 2007, our total consolidated indebtedness was $2.065 billion. We have an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $4 million of letters of credit).

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

Our senior secured credit facility and the indentures governing our outstanding notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our restricted subsidiaries to, among other things:

•	incur additional indebtedness or issue certain preferred shares of Parent;

•	pay dividends on or make distributions in respect of Parent’s common stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain indebtedness without securing the notes;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2 is not applicable and has been omitted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable and has been omitted.

ITEM 5.	OTHER INFORMATION

Item 5 is not applicable and has been omitted.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of WMG Acquisition Corp (1)

3.2	Amended and Restated Bylaws of WMG Acquisition Corp (1)

10.1	Ninth Supplemental Indenture, dated as of August 3, 2007, to the Indenture dated April 8, 2004, as amended, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-121322)
(2)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2007

WMG ACQUISITION CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the
Board of Directors (Principal Executive Officer)

By:	/s/ MICHAEL D. FLEISHER
Name:	Michael D. Fleisher
Title:	Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)