Form 10-K
period 2007-09-30
WMG Acquisition Corp
filed 2007-11-30
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of November 27, 2007, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the registrant’s common stock is indirectly owned by Warner Music Group Corp.

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

Our Company

We are one of the world’s major music content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s third-largest recorded music company and also the world’s third-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the U.S. We generated revenues of $3.385 billion during our fiscal year ended September 30, 2007.

Our Recorded Music business produces revenue primarily through the marketing, sale and licensing of recorded music in various physical (such as CDs, cassettes, LPs and DVDs) and digital (such as downloads and ringtones) formats. We have one of the world’s largest and most diverse recorded music catalogs, including 29 of the top 100 U.S. best-selling albums of all time—more than any other recorded music company, including The Eagles: Their Greatest Hits 1971-1975 (the best-selling album of all time), Led Zeppelin IV and Rumours by Fleetwood Mac. Our Recorded Music business is also expanding its participation in image and brand rights associated with artists, including merchandising, sponsorships, touring and artist management. Prior to corporate and revenue eliminations, our Recorded Music business generated revenues of $2.837 billion during our fiscal year ended September 30, 2007.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions and receives royalties or fees for their use. We publish music across a broad range of musical styles. We hold rights in over one million copyrights from over 65,000 songwriters and composers. Prior to corporate and revenue eliminations, our Music Publishing business generated revenues of $570 million during our fiscal year ended September 30, 2007.

Our Business Strengths

We believe the following competitive strengths will enable us to continue to generate stable cash flow through our diverse base of recorded music and music publishing assets:

Industry Leading Recording Artists and Songwriters. We have been able to consistently attract, develop and retain successful recording artists and songwriters. Our talented artist and repertoire (“A&R”) teams are focused on finding and nurturing future successful recording artists and songwriters, as evidenced by our recent recorded music album and music publishing successes. This has enabled us to develop a large and varied catalog of recorded music and music publishing assets that generate stable cash flows. We believe these assets demonstrate our historical success in developing talent and will help to attract future talent in order to enable our continued success.

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

Flexible Cost Structure With Low Capital Expenditure Requirements. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements. We spent $29 million in capital expenditures for our fiscal year ended 2007 and $30 million in capital expenditures for each of our fiscal years ended September 30, 2006 and 2005. We continue to seek sensible opportunities to convert fixed costs to variable costs, such as the sale of our CD and DVD manufacturing, packaging and physical distribution operations in 2003 and to enhance our effectiveness, flexibility, structure and performance by reducing and realigning long-term costs. As part of our realignment plan in fiscal 2007, we implemented changes to better align our workforce with the changing nature of the music industry by continuing to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. Part of the realignment plan also resulted in the outsourcing of some back-office functions as a cost-savings measure. Finally, we have contractual flexibility with regard to the timing and amounts of advances paid to existing recording artists and songwriters as well as discretion regarding future investment in new artists and songwriters, which further allows us to respond to changing industry conditions. The vast majority of our contracts cover multiple deliverables, many of which are only deliverable at our option.

Digital Leadership. We see ourselves as a music-based content company, earning revenue from different digital models and products, including digital downloads of single tracks and albums, online subscription services, custom and non-interactive webcasting, streaming and downloads of music videos and all forms of ringtones and other mobile music products. We have integrated the development of innovative digital products and strategies throughout our business and established a culture of product innovation across the company aimed at leveraging our assets to drive creative product development. We continue to initiate and sustain strategic relationships with key retailers, operators, technology companies, device managers and next generation digital providers, including our strategic partnerships with YouTube, Last.fm, PremiumTV, imeem and LALA.com, among others. Through our digital initiatives we are establishing strong relationships with our customers, developing new products and have become a leader in the expanding worldwide mobile music business. Through the first three quarters of calendar 2007, our shares of digital recorded music track and album sales in the U.S. as measured by SoundScan were higher than our overall recorded music album share in the U.S., which we believe reflects the relative strength of our content and in particular our catalog content, as well as the success of our digital innovation efforts. We also continue to be a leader in premium-priced digital album bundles, created by combining our existing assets with new assets such as bonus tracks, music videos and “behind the scenes” footage, which we believe further reflects the success of our product innovation efforts. Our repertoire comprised over 50% of all premium-priced album bundles sold on iTunes in the U.S. for the fiscal year ended September 30, 2007. We are also taking advantage of an expanding wireless telephone universe and upgrades to next-generation wireless networks to foster growth in mobile music, including recent strategic partnerships around the world with Beeline, one of Russia’s leading mobile networks, China Unicom, the world’s third-largest mobile operator, and SK Telecom, Korea’s foremost broadband and wireless provider.

Focus on Innovative A&R. We believe our relative size, the strength of our management team, our ability to respond to industry and consumer trends and challenges, our diverse array of genres, our large catalog of hit releases and our valuable music publishing library have and will help us continue to successfully build our roster of recording artists and songwriters. We are constantly looking for new, innovative ways to develop and execute our A&R strategy. For example, in the U.S., we have established our Independent Label Group (“ILG”), which leverages our strong independent distribution network to identify major acts of the future at a lower cost. We continue to realize significant success in A&R. In the U.S. we achieved a 10-year album share record for WMG

Acquisition for both the second quarter and the first half of calendar 2007—at 21% and 20%, respectively. In addition, it was noted in the trade publication Music & Copyright that WMG Acquisition became the third-largest Recorded Music business by global market share in 2006, rising from fourth-largest demonstrating the ongoing success of A&R strategy.

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

Our Strategy

We intend to increase revenues and cash flow through the following business strategies:

Attract, Develop and Retain Established and Emerging Recording Artists and Songwriters. A critical element of our strategy is to find, develop and retain recording artists and songwriters who achieve long-term success and we intend to enhance the value of our assets by continuing to attract and develop new recording artists and songwriters with staying power and market potential. Our A&R teams seek to sign talented recording artists with strong potential, whose new releases will generate a meaningful level of sales and increase the enduring value of our catalog by continuing to generate sales on an ongoing basis, with little additional marketing expenditure. We also work to identify promising songwriters who will write musical compositions that will augment the lasting value and stability of our music publishing library. We intend to continue to employ profitable and creative A&R strategies in this effort, such as the establishment of ILG. Additionally, we intend to continually evaluate our recording artist and songwriter roster to ensure we remain focused on developing the most promising and profitable talent and remain committed to maintaining financial discipline in evaluating agreements with artists. We will also continue to evaluate opportunities to add to our catalog or acquire or make investments in companies engaged in businesses that are similar or complementary to ours, such as our acquisitions of Ryko and Roadrunner, our acquisition of Ferret Music’s recorded music, publishing, management, tour and merchandise businesses, our recent acquisition of Non-Stop Music, a leading production music library, and our exclusive license with The Grateful Dead to manage the band’s intellectual property.

Maximize the Value of our Music Assets and Capitalize on the Growth Areas of the Music Industry. Our relationships with our recording artists and songwriters, our recorded music catalog and our music publishing library are our most valuable assets. We intend to continue to exploit the value of these assets through a variety of distribution channels, formats and products to generate significant cash flow from our music content. We believe that the ability to monetize our music content should improve over time as new distribution channels and the number of formats increase. We will seek to exploit the potential of previously unmonetized content in new channels, formats and product offerings, including premium-priced album bundles, ringtones and full-track video and song downloads on mobile phones. For example, we have a large catalog of music videos that we have yet to fully monetize as well as unexploited album art, lyrics and B-side tracks that have never been released. We will also continue to work with our partners to explore creative approaches and constantly experiment with new deal structures and product offerings to take advantage of new distribution channels. In addition, we intend to expand our ability to capitalize on the growth areas of the music industry by diversifying revenues beyond our traditional businesses and partnering with artists in other areas of their career to expand our participation across the artist brand, including merchandising, sponsorships, touring and artist management.

Focus on Continued Management of Our Cost Structure. We will continue to maintain a disciplined approach to cost management in our business and to pursue additional cost savings. We will also continue to monitor industry conditions to ensure that our business remains aligned with industry trends. For example, subsequent to the acquisition of substantially all of our recorded music and music publishing businesses from Time Warner effective March 1, 2004 (the “Acquisition”), we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. The restructuring plan included the consolidation of our Elektra Records and Atlantic Records labels, rationalization of our global network, dropping approximately 30% of our artist roster and an approximately 20% reduction in our global workforce. We completed substantially all of these restructuring efforts in fiscal 2005, implementing approximately $250 million of annualized cost savings. Subsequently, during the second quarter of fiscal 2007, we implemented a realignment plan to more aggressively shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams.

Capitalize on Digital Distribution and Emerging Technologies. Emerging digital formats should continue to produce new means for the distribution and exploitation of our recorded music and music publishing assets. We believe that the development of legitimate online and mobile channels for the purchase of music content continues to hold significant promise and opportunity for the industry. In particular, new and emerging third-party digital distribution outlets are not only reasonably priced for the consumer, but also offer a superior customer experience relative to illegal alternatives, as they are easy to use, offer uncorrupted, high-quality song files and integrate seamlessly with increasingly popular portable music players such as Apple’s iPod line or Microsoft’s Zune player, and a wide variety of PlaysForSure compatible devices from Creative, iRiver, Samsung and Sandisk and now phones from Motorola and Nokia and the iPhone. In addition, we believe digital distribution will stimulate incremental catalog sales given the ability to offer enhanced presentation and searchability of our catalog. As networks and phone handsets become more sophisticated, our music is increasingly becoming available on mobile phone platforms through mobile service providers via ringtones, ringback tones, full-track downloads and music video downloads. We believe the mobile business offers a more secure environment than does the online business and thereby reduces our exposure to piracy in areas where piracy is more widespread, such as Asia. We intend to continue to extend our global reach by executing new deals in new marketplaces and developing optimal business models in new formats and emerging channels.

Enhance Our Physical Business by Developing and Optimizing Our Physical Distribution Channel Strategies and Creating New Physical Formats. We will continue to develop innovative programs with our physical distribution partners to achieve greater sales volume. The physical distribution channels for records are evolving as new outlets develop, the mix of channels and retailers change, new formats for our content are created and pricing models multiply to meet a wide range of needs. Our Recorded Music business will continue to cooperate with its physical distribution channel partners in order to implement forward-looking strategies for our mutual benefit. We will also invest to meet the needs of our channel partners to create more efficient collaboration, such as direct-to-retail distribution strategies and vendor-managed inventory. We also intend to continue to develop next generation physical music formats that represent a physical manifestation of our digital strategy to create a more connected relationship with the consumer in order to reinvigorate the physical platform and foster interest in digital music offerings.

Contain Digital Piracy. Containing piracy is a major focus of the music industry and we, along with the rest of the industry, are taking multiple measures through technological innovation, litigation, education and the promotion of legislation to combat piracy. We will continue to take a leadership role in the music industry’s war against piracy, as we did by championing the industry-wide development of the new physical formats and partnering with Apple on its security model for its Macintosh and PC launches of iTunes. In addition, we continue to support the aggressive measures taken by the Recording Industry Association of America (“RIAA”), the International Federation of the Phonographic Industry (“IFPI”) and the National Music Publishers’ Association (“NMPA”), including civil lawsuits, education programs, lobbying for tougher anti-piracy legislation and international efforts to preserve music copyrights. We also believe new technologies geared towards degrading the illegal file-sharing process and tracking the source of pirated music offer a means to reduce piracy. Furthermore, recent legal actions by our industry, both in and outside the U.S., have been designed to educate consumers that obtaining music through unauthorized peer-to-peer networks is against the law and to deter illegal downloads. The industry has also been working with educational institutions to implement controls to prohibit students from illegally downloading copyrighted material. We believe that consumer awareness of the illegality of piracy has increased as a result of these initiatives. We believe these actions, in addition to the expansive growth of legitimate online and wireless music offerings, will help to limit the revenues lost to digital piracy. See “Industry Overview—Recorded Music—Piracy”.

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

Since 1970, we have operated internationally through Warner Music International (“WMI”). WMI is responsible for the sale and marketing of our U.S. artists abroad as well as the discovering and development of international artists. WMG Acquisition Corp. is today home to a collection of record labels, including Asylum, Atlantic, Bad Boy, Cordless, East West, Elektra, Lava, Nonesuch, Reprise, Rhino, Roadrunner, Rykodisc, Sire, Warner Bros. and Word. Chappell & Intersong Music Group was acquired in 1987, expanding our Music Publishing business. We continue to diversify our presence through acquisitions and joint ventures with various labels, such as the acquisition of Word Entertainment in 2002, a joint venture with Bad Boy in 2005, our acquisition of Ryko in 2006, our acquisition of a majority interest in Roadrunner Music Group B.V. (“Roadrunner”) in 2007 and the acquisition of music publishing catalogs and businesses, such as the Non-Stop Music production music catalog.

In 2004, an investor group consisting of Thomas H. Lee Partners L.P. and its affiliates (“THL”), Bain Capital, LLC and its affiliates (“Bain Capital”), Providence Equity Partners, Inc. and its affiliates (“Providence Equity”) and Music Capital Partners L.P. (collectively, the “Investor Group”) acquired Warner Music Group Corp. (“Parent”), our parent, from Time Warner Inc. (“Time Warner”). Parent became the only stand-alone music content company with publicly traded common stock in the U.S. in May 2005.

Recorded Music (83%, 85%, and 83% of consolidated revenues, before corporate and revenue eliminations, in fiscal 2007, 2006 and 2005, respectively)

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

Outside the U.S., our recorded music activities are conducted in more than 50 countries through WMI and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records.

Our Recorded Music distribution operations include WEA Corp., which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record music label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and ADA U.K., which provides ADA’s distribution services to independent labels in the U.K.

We play an integral role in virtually all aspects of the music value chain from discovering and developing talent, to producing albums and promoting artists and their products. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD format, and now, digital formats. In the U.S., WEA Corp., ADA, Ryko Distribution and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers. Our recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and LALA.com and mobile full track-download stores such as those operated by Verizon or Sprint.

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our new media executives work closely with the A&R departments of our labels to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services such as Rhapsody and satellite radio, social networking sites such as MySpace, user-generated content sites such as YouTube, Internet portals and music-centered destinations, such as Slacker, Pandora and imeem. We also work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize our assets and create new revenue streams. As a music content company, we have assets that go beyond our recorded music and music publishing catalogs, such as our music video library, that we now have the opportunity to monetize through digital channels. In general, digital music content is sold through two primary channels: online and mobile. The proportion of digital revenues attributed to each distribution channel varies by region, with online making up a larger percentage of revenues in the U.S. and mobile music currently representing a larger percentage of digital revenues outside of the U.S, especially in Europe and Asia. However, digital music is in the early stages of growth and these proportions may change as the roll-out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

We are also diversifying our revenues beyond our traditional businesses by partnering with artists in other areas of their career. We are building capabilities and platforms for exploiting a broader set of music-related rights to participate across the artist brands we help create. Expansion of our capabilities in this area have included strategic acquisitions and partnerships with companies involved in artist management, strategic marketing and brand management, ticketing and touring, original programming and video entertainment. We believe enhancement of these capabilities will permit us to diversify revenue streams to better capitalize on the growth areas of the music industry, permit us to build stronger, long-term relationships with artists and more effectively connect artists and fans.

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

Representative Worldwide Recorded Music Artists

The Academy Is...	The Eagles	Killswitch Engage	Notorious B.I.G.	Slayer
Avenged Sevenfold	Missy Elliott	Mark Knopfler	Paolo Nutini	Smashing Pumpkins
Bee Gees	Enya	k.d. lang	Panic! At the Disco	The Smiths
Big & Rich	Lupé Fiasco	Larry the Cable Guy	Paramore	Regina Spektor
James Blunt	Flaming Lips	Led Zeppelin	Sean Paul	Staind
Boyz N Da Hood	Fleetwood Mac	Lil’ Flip	Laura Pausini	The Streets
Michelle Branch	Genesis	Lil’ Scrappy	Plies	Serj Tankian
Michael Bublé	Gnarls Barkley	Linkin Park	Daniel Powter	Rob Thomas
Ray Charles	Goo Goo Dolls	Madonna	Pretty Ricky	T.I
Cher	Josh Groban	Maná	The Ramones	Trans-Siberian Orchestra
Eric Clapton	Grateful Dead	Mastadon	R.E.M.	Trey Songz
Phil Collins	Green Day	matchbox twenty	Red Hot Chili Peppers	Twista
The Corrs	Gym Class Heroes	MC Solaar	Rilo Kiley	Uncle Kracker
Cowboy Troy	H.I.M.	Metallica	Damien Rice	The Used
The Darkness	Emmylou Harris	Luis Miguel	Todd Rundgren	Paul Wall
Danity Kane	Hard-Fi	Alanis Morissette	Alejandro Sanz	Westernhagen
Craig David	Faith Hill	Jason Mraz	Seal	The White Stripes
Death Cab for Cutie	Jaheim	Muse	Blake Shelton	Wilco
Deftones	Jet	Musiq Soulchild	Shinedown	Neil Young
Diddy	Mike Jones	My Chemical Romance	Paul Simon	Young Dro
Disturbed	Juvenile	New Order	Simple Plan	Youssou N’Dour
The Doors	Kid Rock	Nickelback	Frank Sinatra	Yung Joc

Recording Artists’ Contracts

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

We are also continuing to transition to other forms of business models with recording artists to adapt to changing industry conditions, sometimes entering into agreements where we share in the touring, merchandising, music publishing or other revenues associated with a particular recording artist.

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

We work to raise the profile of our artists, through an integrated marketing approach that covers all aspects of their interactions with music consumers. These activities include helping the artist develop creatively in each album release, setting strategic release dates and choosing radio singles, creating concepts for videos that are complementary to the artists’ work, and coordinating promotion of albums to radio and television outlets. We are also experimenting with ways to promote our artists through digital channels with initiatives such as windowing of content and creating product bundles by combining our existing assets with new assets that are created simultaneously with the album such as bonus tracks and music videos. Through digital distribution channels we have greater marketing flexibility that can be more cost effective. For example, direct marketing is possible through access to consumers via websites and pre-release activity can be customized. When possible, we seek to add an additional personal component to our promotional efforts by facilitating television and radio coverage or live appearances for our key artists. Our corporate, label and artist websites provide additional marketing venues for our artists.

In further preparation for and subsequent to the release of an album, we coordinate and execute a marketing plan that addresses specific digital and physical retail strategies to promote the album. Aspects of these promotions include in-store appearances, advertising, displays and placement in album listening stations. These activities are overseen by our label marketing staffs to ensure that maximum visibility is achieved for the artist and the release.

Our approach to the marketing and promotion of recorded music is carefully coordinated to create the greatest sales momentum, while maintaining financial discipline. We have significant experience in our marketing and promotion departments, which we believe allows us to achieve an optimal balance between our marketing expenditure and the eventual sales of our artists’ recordings. We use a budget-based approach to plan marketing and promotions, and we monitor all expenditures related to each release to ensure compliance with the agreed-upon budget. These planning processes are evaluated based on updated artist retail sales reports and radio airplay data, so that a promotion plan can be quickly adjusted if necessary.

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

We believe that the online channel has become an increasingly important sales channel. Online sales include sales of traditional physical formats through both the online distribution arms of traditional retailers such as fye.com and walmart.com and traditional online physical retailers such as amazon.com, bestbuy.com and barnesandnoble.com. In addition, there has been a proliferation of legitimate online sites, which sell digital music on a per album or per track basis or offer subscription and streaming services. Several carriers also offer their subscribers the ability to download music on mobile devices. We currently partner with a broad range of online and mobile providers, such as iTunes, Napster, Rhapsody, Yahoo, Cingular, Helio, Sprint, T-mobile, Verizon Wireless, Orange, Vodafone,Virgin Mobile, SK Telecom, Motorola, China Unicom, Vimpelcom, Telenor, YouTube, Last.fm, imeem and LALA.com, and are actively seeking to develop and grow this business. In digital formats, per unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and sell digital products, it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales.

Our agreements with online and mobile service providers generally last one to two years. We believe that the short-term nature of our contracts enables us to maintain the flexibility that we need given the infancy of the digital business models.

We enter into agreements with digital service providers to make our masters available for sale in digital formats (e.g., mobile ringtones, digital downloads, etc.). We then provide digital assets for our masters to digital service providers in saleable form. Our agreements with digital service providers establish wholesale prices or license fees which vary based on the type of product being sold. We typically receive sales accounting reports from digital service providers on a monthly basis, detailing the sales activity, with payments rendered on a monthly or quarterly basis.

Music Publishing (17%, 15%, and 17% of consolidated revenues, before corporate and revenue eliminations, in fiscal 2007, 2006 and 2005, respectively)

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

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Our best-selling songwriter or song owner and song accounted for less than 2% and 1% of our music publishing revenues, respectively, for the fiscal year ended September 30, 2007. Moreover, our music publishing library includes many standard titles that span multiple music genres and has demonstrated the ability to generate consistent revenues over extended periods of time. For example, over the last ten years, our top 10 earning songs, which include such titles as “Happy Birthday to You” and “Winter Wonderland” have generally generated annual revenues of between $1.0 million and $2.0 million per song. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd. and Hallmark Entertainment. In 2007, we entered the production music library business with the acquisition of Non-Stop Music. Production music is a complimentary alternative to licensing standards and contemporary hits for television, film and advertising producers.

Warner/Chappell also previously owned Warner Bros. Publications (“WBP”), which printed and distributed a broad selection of sheet music, books and educational materials, orchestrations, folios, personality books, and arrangements from the catalogs of Warner/Chappell and other music publishers. On May 31, 2005, we sold our printed sheet music business to Alfred Publishing.

Music Publishing Portfolio

Representative Songwriters

India Arie	Little big Town	The Ramones
Burt Bacharach	Madonna	R.E.M.
Michelle Branch	Maná	Damien Rice
Michael Bublé	Johnny Mercer	Alejandro Sanz
Andreas Carlsson	George Michael	Staind
Eric Capton	Muse	T.I.
Bryan-Michael Cox	Randy Newman	Timbaland
Dido	New York Dolls	Van Halen
Dr. Dre	Tim Nichols	Van Morrison
George and Ira Gershwin	Nickelback	Kurt Weill
Greenday	Harry Nilsson	Barry White
Michael Jackson	Cole Porter	John Williams
Led Zeppelin	Radiohead	Lucinda Williams

Representative Songs

1950s and Prior	1960s	1970s
Summertime	People	Behind Closed Doors
Happy Birthday to You	I Only Want to Be With You	Ain’t No Stopping Us Now
Night and Day	When a Man Loves a Woman	For the Love of Money
The Lady is a Tramp	I Got a Woman	A Horse With No Name
Too Marvelous for Words	People Get Ready	Moondance
Dancing in the Dark	Love is Blue	Peaceful Easy Feeling
Winter Wonderland	For What It’s Worth	Layla
Ain’t She Sweet	This Magic Moment	Staying Alive
Frosty the Snowman	Save the Last Dance for Me	Star Wars Theme
When I Fall In Love	Viva Las Vegas	Killing Me Softly
Misty	Walk On By Build Me Up Buttercup Everyday People Whole Lotta Love	Does Anybody Really Know What Time It Is? Saturday in the Park Stairway to Heaven
The Party’s Over
On the Street Where You Live
Blueberry Hill
Makin’ Whoopee
Dream a Little Dream of Me
It Had To Be You
You Go To My Head

1980s	1990s	2000 and After
Eye of the Tiger	Unbelievable	It’s Been Awhile
Slow Hand	Creep	Photograph
The Wind Beneath My Wings	Macarena	Complicated
Endless Love	Sunny Came Home	You Got It Bad
Morning Train	Amazed	Crazy in Love
What You Need	This Kiss	Cry Me a River
Beat It	Believe	White Flag
Jump	Smooth	Dilemma
We Are the World	Livin’ La Vida Loca	Work It
Indiana Jones Theme	Losing My Religion	Miss You
Celebration	Gonna Make You Sweat	Burn
Like a Prayer	All Star	American Idiot
The Reason
Save a Horse (Ride a Cowboy)
We Belong Together
Promiscuous
Crazy
Gold Digger
Hey There Delilah
Sexy Back

Music Publishing Royalties

Warner/Chappell, as a copyright owner and/or administrator of copyrighted musical compositions, is entitled to receive royalties for the exploitation of musical compositions. We continually add new musical compositions to our catalog, and seek to acquire rights in songs that will generate substantial revenue over long periods of time.

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

Warner/Chappell acquires copyrights or portions of copyrights and/or administration rights from songwriters or other third-party holders of rights in compositions. Typically, in either case, the grantor of rights retains a right to receive a percentage of revenues collected by Warner/Chappell. As an owner and/or administrator of compositions, we promote the use of those compositions by others. For example, we encourage recording artists to record and include our songs on their albums, offer opportunities to include our compositions in filmed entertainment, advertisements and digital media and advocatefor the use of our compositions in live stage productions. Examples of music uses that generate publishing revenues include:

Mechanical: sale of recorded music in various formats

•	Physical recordings (e.g., CDs, DVDs)

•	Internet and mobile downloads

•	Mobile phone ringtones

Performance: performance of the song to the general public

•	Broadcast of music on television, radio, cable and satellite

•	Live performance at a concert or other venue (e.g., arena concerts, nightclubs)

•	Broadcast of music at sporting events, restaurants or bars

•	Online and mobile streaming

•	Performance of music in staged theatrical productions

Synchronization: use of the song in combination with visual images

•	Films or television programs

•	Television commercials

•	Videogames

Other:

•	Toys or novelty items

•	Licensing of copyrights for use in sheet music

Composers’ and Lyricists’ Contracts

Warner/Chappell derives its rights through contracts with composers and lyricists (songwriters) or their heirs, and with third-party music publishers. In some instances, those contracts grant either 100% or some lesser percentage of copyright ownership in musical compositions and/or administration rights. In other instances, those contracts only convey to Warner/Chappell rights to administer musical compositions for a period of time without conveying a copyright ownership interest. Our contracts grant us exclusive exploitation rights in the territories concerned excepting any pre-existing arrangements. Many of our contracts grant us rights on a worldwide basis. Contracts typically cover the entire work product of the writer or composer for the duration of the contract. As a result, Warner/Chappell customarily possesses the rights for every musical composition created by the writer or composer during the duration of the contract.

While the duration of the contract may vary, many of our contracts grant us ownership and/or administration rights for the duration of copyright. See “Intellectual Property- Copyrights”. U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the U.S. only) after a set period of time.

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

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to Music and Copyright, in 2006, the four largest major record companies were Universal, Sony BMG Music Entertainment (“Sony BMG”), EMI Recorded Music (“EMI”) and WMG, which accounted for approximately 73% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 27%, including independent music companies. Universal was the market leader with a 26% global market share in 2006, followed by Sony BMG with a 21% share. WMG and EMI held a 14% and 13% share of global recorded music sales, respectively. While market shares change moderately year-to-year, none of these players have gained or lost more than 3 percentage points of share in the last 5 years through 2006 (taking into account combined shares of Sony and BMG for years prior to the formation of Sony BMG in 2004). On July 13, 2006, the European Court of First Instance annulled the European Commission’s decision approving the formation of Sony BMG. Sony and Bertelsmann re-applied to the European Commission and the formation of Sony BMG was re-approved in October 2007.

The music publishing business is also highly competitive. The top four music publishers collectively account for over 65% of the market. Based on Music & Copyright’s most recent estimates in 2005, EMI Music Publishing and WMG (Warner/Chappell) were the market leaders in music publishing, holding 17% and 16% shares, respectively. They were followed by BMG at 13%, Universal at 12% and Sony/ATV Music Publishing

LLC (“Sony/ATV”) at 7%. Independent music publishers represent the balance of the market, as well as many individual songwriters who published their own works. In September 2006, it was announced that Universal had agreed to acquire BMG Music Publishing Group from Bertelsmann. The acquisition has been approved and the combination has resulted in the formation of the largest music publishing company with a share of global revenues potentially in excess of 25%, making Universal both the largest recorded music company and music publishing company. EMI has now become the second-largest music publishing company and we have now become the world’s third-largest music publishing company taking into account the completion of the acquisition.

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

Trademarks

An important part of our business is our trademarks. Our major trademarks are registered in every country where we believe the protection of these trademarks is important for our business. Our major trademarks include Atlantic, Elektra, Sire, Reprise and Warner/Chappell. We use certain trademarks pursuant to royalty-free license agreements. The duration of the license relating to the WARNER and WARNER MUSIC marks and “W” logo is perpetual. The duration of the license relating to the WARNER BROS. RECORDS mark and WB & Shield designs is fifteen years from February 29, 2004. Each of the licenses may be terminated under certain limited circumstances, which include material breaches of the agreement, certain events of insolvency, and certain change of control events if we were to become controlled by a major filmed entertainment company. We actively monitor and protect against activities that might infringe, dilute, or otherwise harm our trademarks.

Joint Ventures

We have entered into joint venture arrangements pursuant to which we or our various subsidiary companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by the joint ventures. An example of these arrangements is Bad Boy Records, a joint venture between us and Sean “Diddy” Combs.

Employees

As of September 30, 2007, we employed approximately 3,800 persons worldwide, including temporary and part-time employees. None of our employees in the U.S. are subject to collective bargaining agreements, although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

Environmental Matters

Our wholly and partially owned pick, pack and ship facilities throughout the world, which are not a significant part of our business, are subject to laws and regulations and international agreements governing the protection of the environment, natural resources, human health and safety and the use, management and disposal of hazardous substances. In particular, our operations are subject to stringent requirements for packaging content and recycling, air and water emission, and waste management. We believe that we comply substantially with all applicable environmental requirements. Although the costs of maintaining such compliance have not materially affected us to date, we cannot predict the costs of complying with requirements that may be imposed in the future. In connection with some of our existing facilities, we also have been, and may become again, responsible for the costs of investigating or cleaning up contaminated properties. Such costs or related third-party personal injury or property damage claims could have a material adverse affect on our business, results of operations or financial condition.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment, and relating to foreign and domestic operations, for each of the last three fiscal years is set forth in Note 19 to the Consolidated Audited Financial Statements.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar 2006, according to IFPI, generated $31.8 billion in retail value of sales. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. In the first three quarters of calendar 2007, according to SoundScan, 40% of all U.S. album unit sales were from recordings more than 18-months old, and 28% were from recordings more than three-years old.

According to IFPI, the top five territories (the U.S., Japan, the U.K., Germany and France) accounted for 74% of the related sales in the recorded music market in 2006. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 33% of total 2006 recorded music sales. In addition, the U.S. and Japan are largely local music markets, with 93% and 75% of their 2006 sales consisting of domestic repertoire, respectively. In contrast, the U.K, German and French territories are made up of a higher percentage of international sales, with domestic repertoire constituting only 50%, 47% and 61% of these markets, respectively.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers. According to RIAA, record stores’ share of U.S. physical music sales has declined from 52% in 1997 to 35% in 2006. Over the course of the last decade, U.S. mass-market and other stores’ share grew from 32% in 1997 to 54% in 2004, and with the subsequent growth of sales via online channels since that time, their share contracted to 33% in 2006. In recent years, online sales of physical product as well as digital downloads have grown to represent an increasing share of U.S. sales and combined they accounted for 16% of music sales in 2006. In terms of genre, rock remains the most popular style of music, representing 34% of 2006 U.S. unit sales, although genres such as rap/hip-hop, R&B, Country and Latin music have become increasingly popular.

According to RIAA, from 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%, twice the rate of total entertainment spending. This growth was driven by demand for music, the replacement of LPs and cassettes with CDs, price increases and strong economic growth and was largely paralleled around the world. The industry began experiencing negative growth rates in 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a compound annual growth rate of 6%, although there was a 2.5% year-over-year increase recorded in 2004. In 2006, the physical business experienced a 14% year-over-year decline on a value basis. According to SoundScan, through November 4, 2007, calendar year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 15% year-over-year. According to SoundScan, adding digital track sales to the album totals, based on SoundScan’s standard ten tracks per album equivalent, the U.S. music industry is down 9% through November 4, 2007. Similar declines have occurred in international markets, with the extent of declines driven primarily by differing penetration levels of piracy-enabling technologies, such as broadband access and CD-R technology, and economic conditions.

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

Piracy

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

•

Digital piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high-quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. These digital files can then be distributed for free over the Internet through anonymous peer-to-peer file sharing networks such as Ares, eDonkey, Limewire and WinMX or websites such as allofmp3.com (“illegal downloading”). Alternatively, these files can be burned onto multiple CDs for physical distribution (“CD-R piracy”). IFPI estimates that almost 20 billion songs were illegally downloaded in 2006.

•

Industrial piracy (also called counterfeiting or physical piracy) involves mass production of illegal CDs and cassettes in factories. This form of piracy is largely concentrated in developing regions, and has existed for more than a decade. The sale of legitimate recorded music in these developing territories is limited by the dominance of pirated products, which are sold at substantially lower prices than legitimate products. IFPI states that industrial pirated physical music products totaled 1.2 billion units in 2006, or approximately one-third of all CDs purchased (legal or otherwise). IFPI also believes that industrial piracy is most prevalent in territories such as China, Ecuador, Greece, India, Indonesia, Nigeria, Mexico, Pakistan, Paraguay, Russia, and the Ukraine, where privacy levels are in excess of 50%.

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

•

Educational: Led by RIAA and IFPI, the industry has launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. Data collected by RIAA in August and September 2007 reflect that nearly one-half (46%) of the U.S. music-consuming population age 13 and older are aware of the recording industry’s efforts to educate consumers about obtaining music legally, and of those, three-fourths believe that these efforts have been effective in helping them understand what is permissible in terms of obtaining music. The data also show that only a small minority of the U.S. music-consuming population age 13 and older currently believes that there is legal justification for engaging in file-sharing activities—one-third or less say that it is legal to make their music collections available for others to download or copy, and/or to download or copy music from someone else’s collection.

•

Legal: In conjunction with its educational efforts, the industry has taken aggressive legal action against file-sharers and is continuing to fight industrial pirates. These actions include civil lawsuits in the U.S. and E.U. against individual pirates, arrests of pirates in Japan and raids against file-sharing services in Australia. U.S. lawsuits have largely targeted individuals who share large quantities of illegal music content. RIAA has announced its plans to continue these lawsuits in the U.S. IFPI has brought similar actions in Argentina, Austria, Brazil, Canada, Czech Republic, Denmark, Finland, France, Germany, Iceland, Ireland, Italy, Hong Kong, Mexico, Netherlands, Poland, Portugal, Romania, Singapore, Sweden, Switzerland and the U.K. and it may pursue similar actions in other countries. A number of recent court decisions, including the decisions in the cases involving Grokster and KaZaA, have held that one who distributes a device, such as P2P software, with the object of promoting its use to infringe copyright can be liable for the resulting acts of infringement by third parties using the device regardless of the of the lawful uses of the device.

•

Development of online and mobile alternatives: We believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales going forward, as they represent both an incremental revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the recent proliferation and early success of legitimate digital music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading, better search capabilities and seamless integration with portable digital music players. For example, legitimate online download stores and subscription music services began to be established between early 2002 and April 2003, beginning with the launch of Rhapsody, in late 2001 and continuing through the launch of Apple’s iTunes music store in April 2003. Since then, many others (both large and small) have launched download and subscription music services, offering a variety of models, including per track pricing, per album pricing and monthly subscriptions. Already, according to IFP in their “2007 Recording Industry in Numbers” Publication, there are more than 500 legal online music sites providing alternatives to illegal file-sharing in markets around the world. The mobile music business is also growing rapidly, with mobile music revenues rising to over $1 billion in trade value in 2006, according to IFPI. While most mobile revenue is currently derived from ringtones, new mobile phones equipped with new capabilities are increasingly offering the capability for full track downloads and streaming audio and video, further expanding legitimate options.

These efforts are incremental to the long-standing push by organizations such as IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy.

We believe these actions are beginning to have a positive effect. A survey conducted by The NPD Group, a market research firm, in December 2006 shows that 31% of U.S. Internet users aged 13 or older who downloaded music from a file-sharing service at any point in the past two years stopped or decreased their usage of such file-sharing services in the past year.

Music Publishing

Background

Music publishing involves the acquisition of rights to, and licensing of, musical compositions (as opposed to recordings) from songwriters, composers or other rights holders. Music publishing revenues are derived from four main royalty sources: Mechanical, Performance, Synchronization and Other.

In the U.S., mechanical royalties are collected directly by music publishers from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with NMPA, while outside the U.S., performing rights organizations and collection societies perform this function. Once mechanical royalties reach the publisher (either directly from record companies or from collection societies), percentages of those royalties are paid to any co-owners of the copyright in the composition and to the writer(s) and composer(s) of the composition. Mechanical royalties are paid at a penny rate of 9.1 cents per song per unit in the U.S. (although recording agreements sometimes contain “controlled composition” provisions pursuant to which artist/songwriters license their rights to their record companies at as little as 75% of this rate) and as a percentage of wholesale price in most other territories. In the U.S., these rates are set pursuant to industry negotiations and rate proceedings contemplated by the U.S. Copyright Act and have been increasing at two-year intervals. For example, through December 2005 we received 8.5 cents per song and then on January 1, 2006, the rate increased to 9.1 cents per song until December 31, 2007. Recordings in excess of 5 minutes attract a higher rate. In international markets, these rates are determined by multi-year collective bargaining agreements and rate tribunals. A Copyright Royalty Board (CRB) proceeding currently being conducted will set new mechanical royalty rates in the U.S. for the five years from January 1, 2008 to December 31, 2012. The CRB will set the mechanical royalty rates for physical and digital products, including subscription services.

Throughout the world, performance royalties are typically collected on behalf of publishers and songwriters by performance rights organizations and collection societies. Key performing rights organizations and collection societies include: The American Society of Composers, Authors and Publishers (ASCAP), SESAC and Broadcast Music, Inc. (BMI) in the U.S.; Mechanical-Copyright Protection Society and The Performing Right Society in the U.K.; The German Copyright Society in Germany and the Japanese Society for Rights of Authors, Composers and Publishers in Japan. The societies pay a percentage (which is set in each country) of the performance royalties to the copyright owner(s) or administrators (i.e., the publisher(s)), and a percentage directly to the songwriter(s), of the composition. Thus, the publisher generally retains the performance royalties it receives other than any amounts attributable to co-publishers.

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads and mobile phone ringtones. The worldwide music publishing market- including professional and self-publishers- was estimated to have generated approximately $6.9 billion in revenues in 2006 according to figures contained in the March 2007 report by Enders Analysis. Trends in music publishing vary by royalty source:

•

Mechanical: Although the decline in the physical business has begun to have an impact on mechanical royalties, this decline has been partly offset by the regular and predictable biennial statutory increases in the mechanical royalty rate in the U.S., the increasing efficiency of local collection societies worldwide and the growth of new revenue sources such as mobile phone ringtones and legitimate online and mobile downloads.

•

Performance: According to the March 2007 report from Enders Analysis, performance royalties experienced steady growth from 2001 to 2005. Continued growth is expected, largely driven by television advertising, live performance and online streaming and advertising royalties.

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

Executive Officers

The following table sets forth information as to our executive officers as of November 15, 2007, together with their positions and ages.

Name	Age	Position
Edgar Bronfman, Jr.	52	Chairman of the Board and CEO
Lyor Cohen	48	Chairman and CEO, U.S. Recorded Music
Patrick Vien	41	Chairman and CEO, Warner Music International
David H. Johnson	61	CEO, Warner/Chappell Music
Michael D. Fleisher	42	Executive Vice President and Chief Financial Officer
Paul M. Robinson	49	Executive Vice President and General Counsel
Caroline Stockdale	44	Executive Vice President, Global Human Resources
Alex Zubillaga	39	Executive Vice President, Digital Strategy and Business Development

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

Edgar Bronfman, Jr. has served as our Chairman of the Board and CEO since March 1, 2004. Before joining Warner Music Group, Mr. Bronfman served as Chairman and CEO of Lexa Partners LLC, which he founded, from April 2002. Prior to Lexa Partners, Mr. Bronfman was appointed Executive Vice Chairman of Vivendi

Universal in December 2000. He resigned from his position as an executive officer of Vivendi Universal on December 6, 2001, resigned as an employee of Vivendi Universal on March 31, 2002, and resigned as Vice Chairman of Vivendi Universal’s Board of Directors on December 2, 2003. Prior to the December 2000 formation of Vivendi Universal, Mr. Bronfman was President and CEO of The Seagram Company Ltd., a post he held since June 1994. During his tenure as the CEO of Seagram, he consummated $85 billion in transactions and transformed the company into one of the world’s leading media and communications companies. From 1989 until June 1994, Mr. Bronfman served as President and COO of Seagram. Between 1982 and 1989, he held a series of senior executive positions for The Seagram Company Ltd. in the U.S. and in Europe. Mr. Bronfman serves on the boards of InterActiveCorp, New York University Medical Center and the board of Governors of the The Joseph H. Lauder Institute of Management and International Studies at the University of Pennsylvania. He is also the Chairman of the Board of Endeavor Global, Inc. and is a Member of the JP Morgan National Advisory Board and the Council on Foreign Relations. Mr. Bronfman also serves as general partner at Accretive, LLC, a venture capital firm specializing in the business process outsourcing area.

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

David H. Johnson has served as the CEO of Warner/Chappell Music since December 2006. He was previously Warner Music Group’s Acting CEO of Warner/Chappell Music since January 2006 and Executive Vice President and General Counsel since 1999. Prior to joining Warner Music Group, Mr. Johnson spent nine years as Senior Vice President and General Counsel for Sony Music Entertainment. He also held several posts at CBS and was an associate in the law firm Mayer, Nussbaum, Katz & Baker. Mr. Johnson received a B.A. in political science from Yale University, a J.D. from the University of Pennsylvania Law School and an L.L.M. from New York University School of Law.

Michael D. Fleisher has served as our Executive Vice President and Chief Financial Officer since January 1, 2005. Prior to joining Warner Music Group, Mr. Fleisher was Chairman and Chief Executive Officer of Gartner, Inc. Mr. Fleisher joined Gartner in 1993 and served in several roles including Chief Financial Officer prior to being named CEO in 1999. Previous to Gartner, he was at Bain Capital. Mr. Fleisher holds a bachelor’s degree from the Wharton School of the University of Pennsylvania.

Paul M. Robinson has served as our Executive Vice President and General Counsel since December 2006. Mr. Robinson joined Warner Music Group’s legal department in 1995. From 1995 to December 2006, Mr. Robinson held various positions with Warner Music Group, including Acting General Counsel and Senior Vice President, Deputy General Counsel. Before joining Warner Music Group, Mr. Robinson was a partner in the New York City law firm Mayer, Katz, Baker, Leibowitz & Roberts. Mr. Robinson has a B.A. in English from Williams College and a J.D. from Fordham University School of Law.

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

Alex Zubillaga has served as Executive Vice President, Digital Strategy and Business Development since August 2005. Prior to being designated as Executive Vice President, Digital Strategy and Business Development, Mr. Zubillaga held various positions with Warner Music Group since joining the company in March 2004, including Senior Vice President, Digital Strategy and Business Development and Vice President, Office of the Chairman. Prior to joining Warner Music Group, Mr. Zubillaga served as managing director and co-founder of Lexa Partners LLC. Previously, Mr. Zubillaga was founder and managing partner of E-Quest Partners. Prior to that, Mr. Zubillaga served as founder, Chairman and CEO of NETUNO, a leading provider of broadband communication services in Venezuela. Mr. Zubillaga graduated from Babson College with a degree in Business Administration.

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. These filings are not deemed to be incorporated by reference in this report. You may read and copy any documents filed by us at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. We also maintain an Internet site at www.wmg.com. We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the SEC. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this report.

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

The industry began experiencing negative growth rates in 1999, on a global basis and the worldwide recorded music market has contracted considerably (20% since 2000 according to IFPI). Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, physical format product innovations such as the recently-launched MVI disc and the distribution of music on mobile devices, and revenue streams from these new channels are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our business. According to RIAA, the overall retail value of the U.S. record industry was $11.5 billion in 2006, a 6.2% decline compared to 2005. RIAA additionally reported that the value of CD shipments to retail and specialty outlets in the U.S. totaled $9.2 billion in 2006, a 12.9% drop from the previous year, while sales of digital music content—via online as well as mobile outlets—rose 73% in value to $1.9 billion. For 2006, according to SoundScan, total album sales were down 5% on a unit basis compared with the same period last year. However, when including “Track Equivalent Albums”, total album sales were down 1.2% for 2006. Track Equivalent Albums convert digital track sales to album sales using SoundScan’s standard of ten tracks per album. This SoundScan comparison with the prior year also does not reflect the impact of ringtone and ringback tone sales on mobile devices or online subscription sales. IFPI also reported that sales of physical and digital recorded music dropped by 5% in 2006 worldwide, totaling $19.6 billion in revenues to record companies. The IFPI comparison with the prior year excludes licensing income, synchronization and revenues generated from advertising-supported business models. These new revenue streams are a growing income source for record companies and if included in the analysis, would have a positive impact on the comparisons. Digital sales through online and mobile platforms grew by 85% to $2.1 billion and a total of 795 million single tracks were downloaded online, up 89% from 2005. Digital sales in 2006 accounted for 11% of music sales, up from 2% in 2004. Despite the increase in digital sales, they have yet to completely offset declining physical sales on a worldwide industry basis. According, to IFPI, in both Japan and South Korea, in 2006 the increase in digital sales offset the decline in physical sales. Nevertheless, it is too soon to determine the impact of sales of music through new channels might have on the industry and the recorded music industry performance may continue to negatively impact our operating results. While, according to IFPI, digital sales have grown as expected, physical sales have fallen more than expected in the first three quarters of calendar 2007 and we cannot determine when the decline in physical sales might be offset by the increase in digital sales. While it is believed within the recorded music industry, that growth in digital sales will re-establish a growth pattern for all Recorded Music sales, the timing of the recovery cannot be established with accuracy nor can the impact of how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

There may be downward pressure on our pricing and our profit margins.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, increased price competition among record companies resulting from the Universal and Sony BMG recorded music duopoly, price competition from the sale of motion pictures in DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs, the adoption by record companies of initially lower-margin physical formats such as MVI and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple’s iTunes will continue to grow as a result of the decline of specialty music retailers, which could increase their negotiating leverage. Several large specialty music retailers, including Tower Records and Musicland, have filed for bankruptcy protection. The declining number of specialty music retailers may not only put pressure on profit margins, but could also impact catalog sales as mass-market retailers generally sell top chart albums only, with a limited range of back catalog. See “Risk Factors—We may be materially and adversely affected by the formation of Sony BMG Music Entertainment” and “Risk Factors—We are substantially dependent on a limited number of online music stores, in particular Apple iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

Our prospects and financial results may be adversely affected if we fail to identify, sign and retain artists and songwriters and by the existence or absence of superstar releases and by local economic conditions in the countries in which we operate.

We are dependent on identifying, signing and retaining artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell records is also intense and the marketing expenditures necessary to compete have increased as well. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. Our competitive position is dependent on our continuing ability to attract and develop talent whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign and retain such artists and songwriters under terms that are economically attractive to us. Our financial results may also be affected by the existence or absence of superstar artist releases during a particular period. Some music industry observers believe that the number of superstar acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the general economic and retail environment of the countries in which we operate, as well as the appeal of our recorded music catalog and our music publishing library.

We may have difficulty addressing the threats to our business associated with home copying and Internet downloading.

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. An estimated 20 billion songs were illegally swapped or downloaded worldwide in 2006, according to IFPI. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal file-sharing has a substantial negative impact on music sales. We are working to control this problem through litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws and technological means and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer.

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

Our operating results fluctuate on a seasonal and quarterly basis, and, in the event we do not generate sufficient net sales in our first fiscal quarter and subsequent quarters, we may not be able to meet our debt service and other obligations.

Our business is seasonal. For the fiscal year ended September 30, 2007, we derived approximately 84% of our revenues from our Recorded Music business. In the Recorded Music business, purchases have historically been heavily weighted towards the last three months of the calendar year, which represent our first quarter under our September 30 fiscal year. Historically, we have realized approximately 35% of Recorded Music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our first fiscal quarter) material to our full-year performance. We realized 28%, 32% and 32% of recorded music calendar year net sales during the last three months of calendar 2006, 2005 and 2004, respectively. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our recorded music net sales for the last three months and subsequent quarters of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient recorded music net sales in such last three months, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure requirements and other obligations. As digital revenue increases as a percentage of our total revenue, this may affect the overall seasonality of our business. For example, sales of MP3 players or gift cards to purchase digital music sold in the holiday season tend to result in sales of digital music in subsequent periods. However, seasonality with respect to the sale of music in new formats, such as digital, is still developing.

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

We have positioned ourselves to take advantage of online and mobile technology as a sales distribution channel and believe that the development of legitimate channels for digital music distribution holds promise for us in the future. Digital revenue streams of all kinds are important to offset continued declining revenues from CD sales industry-wide over time. However, legitimate channels for digital distribution are a recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales. However, we cannot assure you that we will generally continue to achieve higher margins from digital sales. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels introduces uncertainty regarding the potential impact of the “unbundling” of the album on our business. While recent studies have indicated that consumers spend more on music in general when they begin to purchase music in digital form than previously, it remains unclear how consumer behavior will change when faced with the opportunity to purchase only their favorite tracks from a given album rather than the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed. In addition, as new distribution channels continue to develop we have to implement systems to process royalties on these new revenue streams. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due in a timely manner and automate these tasks, we may experience delays as we increase the volume of our digital sales, which could have a negative effect on our relationships with artists and brand identity.

We are substantially dependent on a limited number of online music stores, in particular Apple iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.

We derive an increasing portion of our revenue from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell to consumers digital music. Currently, the largest U.S. online music store, iTunes, charges U.S. consumers $0.99 per single track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as we believe Apple’s iTunes controls more than 70% of the legitimate digital music download business. If iTunes were to adopt a lower pricing model for our music recordings or if there is a structural change to other download pricing models, we may receive substantially less per download for our music recordings, which could cause a material reduction in our revenue, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other online music stores at present accept and post for sale all the recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music they will accept from music content owners like us, our revenue could be significantly reduced.

A significant portion of our music publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by arbitration proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical rates are set pursuant to industry negotiations contemplated by the U.S. Copyright Act and performance rates are set by performing rights societies and subject to challenge by performing rights licensees. Outside the U.S., mechanical and performance rates are typically negotiated on an industry-wide basis. The mechanical and performance rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. The U.S. Copyright Office recently decided that the use of compositions as ringtones fall under the compulsory license provisions of section 115 of the Copyright Act. If this decision is not reversed, it will likely lower the cost of mechanical licenses for ringtones, which is favorable for our Recorded Music business but unfavorable for our Music Publishing business. In addition, rates our Recorded Music business receives in the U.S. for, among other sources of income and potential income, webcasting and satellite radio are set by an arbitration process under the U.S. Copyright Act unless rates are determined through voluntary negotiations. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. If the rates for these and other income sources are set too low through this process, it could have a material adverse impact on our Recorded Music business or our business prospects.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2007, approximately 51% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of September 30, 2007, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

We may not have full control and ability to direct the operations we conduct through joint ventures and we do not control minority (equity method) investments.

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

We also have several cost-method equity investments. We do not control these investments and could lose some or all of our investment in these entities. While we have made several minority investments in the past year and may make further investments in the future, such investments are not material to the overall financial position of our operating results.

The enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract could impair our ability to retain the services of key artists.

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in California to repeal Subsection (b) and then withdrawn. A bill regarding personal service contracts has been introduced into the California legislature. Unlike in certain prior years, the bill does not seek to repeal sections applying to the music industry. Legislation was also reintroduced in New York in January 2007 to create a statute similar to Section 2855 to limit contracts between artists and record companies to a term of three years, potentially affecting the duration of artist contracts. There is no assurance that California or any other state will not reintroduce legislation in the future seeking to repeal Subsection (b). The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

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

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, gaining regulatory approval for significant acquisitions or investments could be a lengthy process and there can be no assurance of a successful outcome and we could increase our leverage in connection with acquisitions or investments. We could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of artists or songwriters from our rosters. If we invest in companies involved in new businesses or develop our own new business opportunities, we will need to integrate and effectively manage these new businesses before any new line of business can become successful, and as such its progress and success are uncertain. In addition, investments in new business may result in an increase in capital expenditures to build infrastructure to support our new initiatives. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our credit-worthiness and allow for continued payment of regular dividends or that they will meet our strategic objectives or otherwise be successful. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. In addition, if any new business in which we invest or which we attempt to develop does not progress as planned, we may not recover the funds and resources we have expended and this could have a negative impact on our businesses or our company as a whole.

Our realignment plan may not be successful and may adversely affect our business.

In the second quarter of fiscal 2007 we began to implement a realignment plan aimed at better aligning our workforce with the changing nature of the music industry. These changes are part of the continued evolution from a traditional record- and songs-based business to a music-based content company and the ongoing management of our cost structure. The changes include a continued redeployment of resources to focus on new business initiatives to help us diversify our revenue streams, including digital opportunities. The realignment plan is also designed to improve the operating effectiveness of our current businesses and to realign our management structure to, among other things, effectively address the continued development of digital distribution channels along with declining physical sales. Our future competitiveness depends upon our continued success in implementing these initiatives throughout our operations. Although we will seek to successfully implement these actions in a manner that does not negatively impact our results of operations or impair our ability to compete successfully, we cannot be certain that these actions will accomplish their intended objective. Substantially all of the restructuring charges associated with the realignment plan have required or will require the outlay of cash.

We are controlled by entities that may have conflicts of interest with us.

The Investor Group controls a majority of Parent’s capital stock. In addition, representatives of the Investor Group occupy substantially all of the seats on our board of directors and the board of Parent, and pursuant to a stockholders agreement, will have the right to appoint all of the independent directors to the board of Parent. As a result, the Investor Group has the ability to control our policies and operations, including the appointment of management, the entering into of mergers, acquisitions, sales of assets, divestitures and other extraordinary transactions, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us and the amendment of our certificate of incorporation and bylaws. The Investor Group will have the ability to prevent any transaction that requires the approval of our board of directors or the stockholders regardless of whether or not other members of our board of directors or stockholders believe that any such transaction is in their own best interests. For example, the Investor Group could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, the Investor Group is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investor Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investor Group continues to hold a majority of Parent’s outstanding common stock the Investor Group will be entitled to nominate a majority of our board of directors, and will have the ability to effectively control the vote in any election of directors. In addition, so long as the Investor Group continues to own a significant amount of Parent’s equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

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

On March 13, 2007, we entered into amendments to our existing manufacturing, packaging and physical distribution arrangements with Cinram for our physical products in North America and most of Europe. Cinram will remain our exclusive supplier of manufacturing, packaging and physical distribution services in most of North America and most of Europe. The terms of the Cinram agreements remain substantially the same as the terms of the original agreements. We believe that the terms of these agreements, as amended, continue to reflect market rates. The agreements, as amended, now expire on December 31, 2010.

We may be materially and adversely affected by the formation of Sony BMG Music Entertainment.

In August 2004, Sony Music Entertainment (“Sony”) and Bertelsmann Music Group (“BMG”) merged their recorded music businesses to form Sony BMG. As a result, the recorded music industry now consists of four major players (Universal, Sony BMG, EMI and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one appreciably larger major, Universal, with approximately 25% of the global recorded music revenues and four other majors relatively equal in size ranging between 11% and 14% of recorded music revenues. Now there are two appreciably larger majors, Universal and Sony BMG, and two significantly smaller majors, EMI and us. On July 13, 2006, the European Court of First Instance annulled the European Commission’s decision approving the formation of Sony BMG. Sony and Bertelsmann re-applied to the European Commission and the formation of Sony BMG was re-approved by the European Commission in October 2007. We cannot predict what impact the final decision regarding the formation of Sony BMG might have on us.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of September 30, 2007, our total consolidated indebtedness was $2.063 billion. In addition, as of September 30, 2007, we had an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $4 million in letters of credit).

Our high degree of leverage could have important consequences for you, including:

•	making it more difficult for us and our subsidiaries to make payments on indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, dividends, and future business opportunities;

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments in recording artists and songwriters capital expenditures, or dividends, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indenture governing our outstanding notes restrict our ability to dispose of assets and use the proceeds from dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

WMG Holdings Corp. (“Holdings”), our immediate parent, will also be relying on us and our subsidiaries to make payments on the Holdings Notes. If we do not dividend funds to Holdings in an amount sufficient to make such payments, Holdings may default under the indenture governing the Holdings Notes, which would result in all such notes becoming due and payable. Because our debt agreements have covenants that limit our ability to make payments to Holdings, Holdings may not have access to funds in an amount sufficient to service its indebtedness.

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

In addition, under our senior secured credit facility, our subsidiaries are required to satisfy and maintain specified financial ratios and other financial condition tests and also have a maximum annual capital expenditures limitation. Their ability to meet those financial ratios and tests can be affected by events beyond our control, and they may not be able to meet those ratios and tests. A breach of any of these or any other covenants could result in a default under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility as well as any unsecured indebtedness.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own studio and office facilities and also lease certain facilities in the ordinary course of business. Our executive offices are located at 75 Rockefeller Plaza, New York, NY 10019. We have a ten-year lease ending on July 31, 2014 for our headquarters at 75 Rockefeller Plaza, New York, New York 10019. We also have a long-term lease ending on December 31, 2020, for office space in a building located at 3400 West Olive Avenue, Burbank, California 91505, used primarily by our Recorded Music business, and also another lease ending on June 30, 2012 for office space at 1290 Avenue of the Americas, New York, New York 10104, used primarily by our Recorded Music business. We also have a five-year lease for office space at 10585 Santa Monica Boulevard, Los Angeles, California 90025, used primarily by our Music Publishing business. We consider our properties adequate for our current needs.

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

On July 27, 2007, the parties filed a stipulation in the U.S. District Court in the Central District of California to dismiss both cases with prejudice after the Company reached a settlement with both plaintiffs wherein the Company admitted no wrongdoing. The Company paid each of the two plaintiffs $43,500.00, inclusive of attorneys’ fees and all other cost and expenses, to settle all claims arising from the allegations in both lawsuits. On August 9, 2007, the court approved the parties’ stipulation and dismissed both cases with prejudice, thereby concluding these actions.

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

Statement of Objections

On March 30, 2007, the European Commission (“EC”) issued a Statement of Objections to Apple Inc., iTunes S.a.r.l. and one of our subsidiaries, WEA International Inc. (“WEA”). Similar Statements of Objections were also issued to Apple Inc. and each of the other major recorded music companies. The Statement of Objections targets Apple Inc.’s practice of applying certain territorial restrictions in relation to its iTunes stores in the European Economic Area (“EEA”). The EC alleges that these restrictions arise, among other ways, as a result of the agreement between Apple Inc. and WEA for the sale of downloaded music in the EEA. In the EC’s preliminary view, these restrictions may lead to a distortion of competition, infringing Article 81 of the EC Treaty. In particular, the EC asserts that (i) consumers resident in a particular EEA country in which iTunes does not operate a dedicated online store are prevented from acquiring downloaded music from iTunes and (ii) consumers resident in a particular EEA country may be required to pay a higher price for the same download than consumers resident in another EEA country or may not have access to the same downloads as are available to consumers resident in another EEA country. The EC, if it finds an infringement, may require that the alleged restriction be eliminated and also has the authority to impose fines on the parties to any infringement. The Company is cooperating with the EC and, on June 29, 2007, submitted its response to the Statement of Objections to the Commission. We continue to believe that our practices have not infringed Article 81 of the EC Treaty and presented arguments to that effect in our response.

Settlement with Bertlesmann AG Regarding Napster

In April 2007, the Company entered into an agreement with Bertelsmann AG (“Bertelsmann”) related to a settlement of contingent claims held relating to Bertelsmann’s relationship with Napster in 2000-2001. The settlement covers the resolution of the related legal claims against Bertelsmann by our Recorded Music and Music Publishing businesses. As part of the settlement, the Company has received $110 million which it has shared with its artists and songwriters. The Company recorded $64 million of other income in the twelve months ended September 30, 2007 related to the settlement, the Company allocated 90% of the settlement to our Recorded Music business and 10% of the settlement to our Music Publishing business. Of such amount, $61 million was recorded as income to Recorded Music and $3 million was recorded as income to Music Publishing. These amounts were recorded net of amounts payable to recording artists and songwriters.

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

No matter was submitted to a vote of security holders of Parent during the fourth quarter of 2007.

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

On December 29, 2006, March 8, 2007, June 5, 2007, and September 4, 2007 the Board of Directors of Parent declared dividends on its outstanding common stock at a rate of $0.13 per share. The dividends were paid on February 16, 2007, April 27, 2007, July 25, 2007, and October 24, 2007, respectively, except for the portion of the dividends with respect to unvested restricted stock of Parent, which will be paid at such time as such shares become vested.

Parent has disclosed that it intends to pay regular quarterly dividends on its common stock outstanding in an amount not to exceed $80 million per year. We may be required to fund these dividends through dividends to our parent companies. The ability of Parent to pay this dividend is dependent on the cash flows and operations of the Company.

The amounts available to us to pay further cash dividends will be restricted by our senior secured credit facility and the indenture governing our outstanding 7 3/8 % Senior Subordinated Dollar Notes due 2014 and 8 1/8% Senior Subordinated Sterling Notes due 2014. The amounts available to Parent to pay further cash dividends will also be restricted by the indenture governing Holdings’ outstanding 9.5% Senior Discount Notes due 2014. Under our senior secured credit facility, generally neither Holdings nor Holdings’ subsidiaries may pay dividends or otherwise transfer their assets to Parent. However, our senior secured credit facility permits such restricted payments in an amount not to exceed $10.0 million, subject to increase up to $50.0 million if the leverage ratio is less than 3.5 to 1, and subject to additional increase in an amount equal to 50% of excess cash flow that is not otherwise applied pursuant to our senior secured credit facility and allows distributions not in excess of $90 million in any fiscal year to be applied to pay regular quarterly cash dividends to holders of Parent’s common stock. The indentures governing the Holdings Notes and our notes also limit our ability and the ability of Holdings, respective subsidiaries to pay dividends to Parent. Under such indentures, generally we or Holdings may pay dividends or make other restricted payments depending on a formula based on 50% of consolidated net income as defined in our indentures. In addition, we may also make such restricted payments if, on a pro forma basis after giving effect to any such payment, we have a net indebtedness to adjusted EBITDA ratio of no greater than 3.75 to 1.0 and a net senior indebtedness to adjusted EBITDA ratio of no greater than 2.5 to 1.0, and Holdings may make such restricted payments if, on a pro forma basis after giving effect to any such payment, it has a net indebtedness to adjusted EBITDA ratio of no greater than 4.25 to 1.0. We and Holdings may also make restricted payments under the indentures of up to $45.0 million and $75.0 million, respectively, without regard to any such provisions. The Holdings indenture permits Holdings to dividend up to 6% per annum from proceeds of Parent’s initial public offering, which was subsequently invested as a capital contribution to Holdings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity—Liquidity.”

Equity Compensation Plan Information

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Our summary balance sheet data as of September 30, 2007 and 2006, and the statement of operations and other data for each of (i) the twelve-month fiscal year ended September 30, 2007, (ii) the twelve-month year ended September 30, 2006, and (iii) the twelve-month fiscal year ended September 30, 2005 have been derived from our audited financial statements included in this annual report on Form 10-K. Our summary balance sheet data as of September 30, 2003 and our summary statement of operations and other data for the twelve months ended September 30, 2004, each of the ten months ended September 30, 2004 and 2003 and the five months ended February 29, 2004 have been derived from our unaudited financial statements that are not included in this annual report on Form 10-K. Our summary balance sheet data as of (i) September 30, 2005, (ii) September 30, 2004, (iii) February 29, 2004, and (iv) November 30, 2003 and the statement of operations and other data for the seven months ended September 30, 2004, the three months ended February 29, 2004 and the twelve-month fiscal year ended November 30, 2003 were derived from our audited financial statements that are not included in this annual report on Form 10-K.

The comparability of our historical financial data has been affected by a number of significant events and transactions. These include the acquisition of substantially all of our recorded music and music publishing businesses from Time Warner effective March 1, 2004 for approximately $2.6 billion (the “Acquisition”) in 2004 and a change in our fiscal year to September 30 from November 30, which was enacted in 2004. For all periods prior to the Acquisition, the recorded music and music publishing businesses formerly owned by Time Warner Inc. (“Time Warner”) are referred to as “Old WMG” or the “Predecessor.” For all periods subsequent to the Acquisition, the business is referred to as the “Company” or the “Successor.” Due to the change in our year-end, financial information for 2004 reflects a shortened ten-month period ended September 30, 2004 and is separated into two pre-acquisition and post-acquisition periods as a result of the change in accounting basis that occurred relating to the Acquisition.

In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired. As such, financial information for the twelve months ended September 30, 2004 is separated into pre-acquisition and post-acquisition periods as a result of the change in accounting basis that occurred relating to the Acquisition. That is for the twelve-month period ended September 30, 2004, we have presented our operating results and cash flows separately for the pre-acquisition five-month period ended February 29, 2004 and the post-acquisition, seven-

month period ended September 30, 2004. The financial information for the ten months ended September 30, 2004 is separated into the pre-acquisition three-month period ended February 29, 2004 and the post-acquisition, seven-month period ended September 30, 2004.

The split presentation mentioned above is required under accounting principles generally accepted in the United States (“U.S. GAAP”) in situations when a change in accounting basis occurs. This is because the new accounting basis requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not strictly comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

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

The following table sets forth our selected historical financial and other data as of the dates and for the periods indicated.

	Fiscal Year Ended
	Twelve Months Ended Nov. 30, 2003	Ten Months Ended Sept. 30, 2003	Three Months Ended Feb. 29, 2004	Five Months Ended Feb. 29, 2004	Seven Months Ended Sept. 30, 2004	Ten Months Ended Sept. 30 2004	Twelve Months Ended Sept. 30 2004	Twelve Months Ended Sept. 30, 2005	Twelve Months Ended Sept. 30, 2006	Twelve Months Ended Sept. 30, 2007
	Predecessor				Successor	Combined	Successor
	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(unaudited)	(audited)	(audited)	(audited)
	(in millions)
Statement of Operations Data:
Revenues	$3,376	$2,487	$779	$1,668	$1,769	$2,548	$3,437	$3,502	$3,516	$3,385
Net (loss) income(1)(2)	$(1,353)	$(201)	$(32)	$(1,184)	$(104)	$(136)	$(1,288)	$(110)	$75	$(6)
Balance Sheet Data (at period end):
Cash and equivalents	$144	$80	$471	$471	$555	$555	$555	$247	$326	$259
Total assets	4,484	5,255	4,560	4,560	5,090	5,090	5,090	4,461	4,461	4,496
Total debt (including current portion of long-term debt)	120	115	132	132	1,840	1,840	1,840	2,072	2,072	2,046
Shareholder’s equity	1,587	2,673	1,691	1,691	978	978	978	235	215	121
Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$278	$257	$321	$352	$86	$407	$438	$208	$310	$299
Investing activities	(65)	(73)	14	17	(2,663)	(2,649)	(2,646)	(54)	(135)	(273)
Financing activities	(121)	(151)	(10)	18	2,661	2,651	2,679	(460)	(102)	(106)
Capital expenditures	(51)	(30)	(3)	(24)	(15)	(18)	(39)	(30)	(30)	(29)

(1)	Net income (loss) for the twelve months ended September 30, 2004, the five months ended February 29, 2004 and the twelve months ended November 30, 2003 include an impairment loss on goodwill and other intangible assets of $1.019 billion and a loss on the sale of physical distribution assets of $12 million.
(2)	Net income (loss) for the twelve months ended September 30, 2005 includes $102 million of costs associated with the initial public offering, including a $73 million loss on termination of the management agreement and $29 million of one-time compensation expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “Annual Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, to reduce future capital expenditures, to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether or not the Internet will become an important sales channel and whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, the intention to pay quarterly dividends, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

INTRODUCTION

WMG Acquisition Corp. (the “Company”) is one of the world’s major music content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Effective March 1, 2004, the Company acquired Old WMG from Time Warner for approximately $2.6 billion. The Company is a direct, wholly owned subsidiary of Holdings, which in turn, is a direct, wholly owned subsidiary of Parent. Parent, Holdings and the Company were formed by Investor Group on November 21, 2003 to facilitate the Acquisition. The original Investor Group included Thomas H. Lee Partners, L.P. and its affiliates (“THL”), Bain Capital and its affiliates (“Bain”), Providence Equity Partners, Inc. and its affiliates (“Providence”) and Music Capital Partners, L.P. (“Music Capital”). Music Capital’s partnership agreement required that the Music Capital partnership dissolve and commence winding up by the second anniversary of the Company’s May 2005 initial public offering. As a result, on May 7, 2007, Music Capital made a pro rata distribution of all shares of common stock of the Company held by it to its partners. The shares held by Music Capital had been subject to a stockholders agreement among Music Capital, THL, Bain and Providence and certain other parties. As a result of the distribution, the shares distributed by Music Capital ceased to be subject to the voting and other provisions of the stockholders agreement and Music Capital was no longer part of the Investor Group subject to the stockholders agreement.

The terms “we,” “us,” “our,” “ours,” and the “Company” refer collectively to Warner Music Group Corp. and its consolidated subsidiaries, except where otherwise indicated.

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

•

Results of operations. This section provides an analysis of our results of operations for the twelve-month periods ended September 30, 2007, 2006 and 2005. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the twelve-month periods ended September 30, 2007 and 2006, as well as a discussion of our financial condition and liquidity as of September 30, 2007. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

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

In the U.S., our recorded music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. On May 31, 2006, the Company completed the acquisition of Ryko, a leading independent, integrated music and entertainment company. In January 29, 2007, the Company acquired a majority interest in Roadrunner, which includes Roadrunner Records, one of the leading hard rock and heavy metal labels.

Outside the U.S., our recorded music activities are conducted in more than 50 countries through WMI and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records.

Our Recorded Music distribution operations include WEA Corp, which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record music label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and the ADA U.K., which provides ADA’s distribution services to independent labels in the U.K.

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

Warner/Chappell also previously owned WBP, which printed and distributed a broad selection of sheet music, books and educational materials, orchestrations, folios, personality books and arrangements from the catalogs of Warner/Chappell and other music publishers. On May 31, 2005, we sold our printed sheet music business to Alfred Publishing.

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

Realignment Plan for Fiscal Year 2007

In the second quarter of fiscal year 2007, the Company announced plans to implement changes intended to better align the Company’s workforce with the changing nature of the music industry. These changes are part of the Company’s continued evolution from a traditional record and songs-based business to a music-based content company and its ongoing management of its cost structure. The changes include a continued redeployment of resources to focus on new business initiatives to help the Company diversify its revenue streams, including digital opportunities. The realignment plan was also designed to improve the operating effectiveness and efficiency of our current businesses and to realign our management structure to, among other things, effectively address the continued development of digital distribution channels along with the decline of industry-wide CD sales.

The Company intends to enhance its effectiveness, flexibility, structure, and performance by reducing and realigning long-term costs. The realignment plan primarily consisted of the reorganization of management structures to more adequately and carefully address regional needs and new business requirements, to reduce organizational complexity and to improve leadership channels. The Company also continued to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. Part of the plan also resulted in the outsourcing of some back-office functions as a cost-savings measure.

The changes described above were implemented by the end of the fiscal year 2007. The Company incurred all of the costs associated with the realignment plan in fiscal year 2007. Approximately $50 million of restructuring costs and $13 million of implementation costs have been incurred since the realignment plan was implemented, and primarily all of these costs were paid in cash. To implement such changes, the Company reduced headcount by approximately 400 employees. The Company expects the majority of any cost savings to be offset by new business initiatives such as digital distribution and video.

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

Further, in connection with the $100.5 million cash dividend Parent declared and paid to holders of its common stock, consisting of the Investor Group and certain members of management who held shares of common stock prior to Parent’s initial public offering, we made an adjustment to all options to purchase Parent’s common stock outstanding at the time of declaration of the dividend. The adjustment consisted of a cash make-whole payment to each option holder equal to the pro-rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend. The amounts were adjusted down to reflect a present value discount based on the earliest possible exercise dates. We recorded approximately $3 million of expense related to such payments in the twelve months ended September 30, 2005.

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

Settlements

In April 2007, we entered into an agreement with Bertelsmann AG (“Bertelsmann”) related to a settlement of contingent claims held by us relating to Bertelsmann’s relationship with Napster in 2000-2001. The settlement covers the resolution of the related legal claims against Bertelsmann by our Recorded Music and Music Publishing businesses. As part of the settlement, we have received $110 million which we have shared with our recording artists and songwriters. We recorded $64 million of other income in the twelve months ended September 30, 2007 related to the settlement. We allocated 90% of the settlement to our Recorded Music business and 10% of the settlement to our Music Publishing business. Of such amount, $61 million was recorded as income to Recorded Music and $3 million was recorded as income to Music Publishing. These amounts were recorded net of amounts payable to our recording artists and songwriters.

In September 2006, the major record companies reached a global out-of-court settlement of international copyright litigation against the operators of the KaZaA peer-to-peer network. Under the terms of the settlement, the KaZaA defendants agreed to pay compensation to the record companies that brought the action, including us. We recorded approximately $13 million of income related to this settlement in the twelve months ended September 30, 2006. These amounts were recorded net of the estimated amounts payable to our artists in respect of royalties. The cash related to this settlement was received in the first quarter of fiscal 2008.

We recorded $5 million of expense related to the settlement of a government investigation into radio promotion practices by the New York State Attorney General in the twelve months ended September 30, 2005.

RESULTS OF OPERATIONS

Year Ended September 30, 2007 Compared with Year Ended September 30, 2006 and Year Ended September 30, 2006 Compared with Year Ended September 30, 2005

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Years Ended September 30,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
Revenue by Type
Physical sales	$2,159	$2,484	$2,585	$(325)	-13%	$(101)	-4%
Digital	434	335	137	99	30%	198	145%
Licensing	244	186	202	58	31%	(16)	-8%

Total Recorded Music	2,837	3,005	2,924	(168)	-6%	81	3%
Mechanical	228	225	264	3	1%	(39)	-15%
Performance	213	191	186	22	12%	5	3%
Synchronization	85	83	97	2	2%	(14)	-14%
Digital	27	20	20	7	35%	—	0%
Other	17	19	40	(2)	-11%	(21)	-53%

Total Music Publishing	570	538	607	32	6%	(69)	-11%
Intersegment elimination	(22)	(27)	(29)	5	-19%	2	-7%

Total Revenue	$3,385	$3,516	$3,502	$(131)	-4%	$14	0%

Revenue by Geographical Location
U.S. Recorded Music	$1,461	$1,483	$1,411	$(22)	-1%	$72	5%
U.S. Publishing	212	220	266	(8)	-4%	(46)	-17%

Total U.S.	1,673	1,703	1,677	(30)	-2%	26	2%
International Recorded Music	1,376	1,522	1,513	(146)	-10%	9	1%
International Publishing	358	318	341	40	13%	(23)	-7%

Total International	1,734	1,840	1,854	(106)	-6%	(14)	-1%
Intersegment eliminations	(22)	(27)	(29)	5	-19%	2	-7%

Total Revenue	$3,385	$3,516	$3,502	$(131)	-4%	$14	0%

Total Revenue

2007 vs 2006

Total revenues declined by $131 million or 4% to $3.385 billion, from $3.516 billion for the fiscal year ended September 30, 2006. Excluding the favorable impact of foreign currency exchange rates, total revenues declined $247 million or 7%. Recorded Music and Music Publishing revenues comprised 83% and 17% of total revenues for the twelve months ended September 30, 2007, respectively, compared to 85% and 15% for the twelve months ended September 30, 2006, respectively. U.S and international revenues comprised 49% and 51% of total revenues for the twelve months ended September 30, 2007, respectively, compared to 48% and 52% for the twelve month ended September 30, 2006, respectively.

Recorded Music revenues decreased by $168 million, or 6%, and were favorably impacted by foreign exchange of approximately $86 million for the year ended September 30, 2007. The decrease was primarily attributable to the decline in physical sales of $325 million, or $394 million, excluding the favorable impact of foreign currency exchange rates. This decline was driven by a number of factors including market declines, primarily in Europe, fewer significant releases and declines in catalog and carryover sales, and was partly offset by increases in digital and licensing revenue of $99 million and $58 million, respectively.

Excluding the favorable impact of foreign currency exchange rates, digital sales increased by $95 million, which was the result of continued growth and development of new digital distribution channels. International digital sales increased to 32% of total digital sales from 28% in the prior year. Digital revenue represented 14% and 10% of consolidated revenues for the years ended September 30, 2007 and September 30, 2006, respectively. Total digital revenues for the twelve months ended September 30, 2007 were comprised of U.S. revenues of $311 million, or 68% of total digital revenues, and international revenues of $150 million, or 32% of total digital revenues. Total digital revenues also includes $1 million of revenue eliminations.

Music Publishing revenues increased to $570 million for the twelve months ended September 30, 2007 as compared to $538 million for the twelve months ended September 30, 2006. Excluding the favorable impact of foreign currency exchange rates, Music Publishing revenues increased by $4 million. The increase was due to growth in performance and digital revenues, partially offset by a decline in mechanical revenues.

2006 vs 2005

Our revenues increased $14 million to $3.516 billion for the twelve months ended September 30, 2006 as compared to $3.502 billion for the twelve months ended September 30, 2005. Excluding a $48 million unfavorable impact of foreign currency exchange rates, total revenue increased by $62 million, or 2%, primarily due to significant increases in digital sales. Prior year revenue also included revenue of $34 million related to our sheet music business, WBP, which was sold in May 2005. International operations represented $1.813 billion and $1.827 billion of consolidated revenues for the twelve months ended September 30, 2006 and 2005, respectively, comprising 52% of total revenues for each twelve-month period.

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

Music Publishing revenues declined by $69 million, to $538 million for the twelve months ended September 30, 2006. Excluding the impact of foreign currency exchange rates, Music Publishing revenues declined by $59 million, or 10%. Excluding both the impact of foreign currency exchange rates and the prior-year revenue related to our sheet music business, WBP, Music Publishing revenues declined $25 million, or 4%.

Revenue by Geographical Location

2007 vs 2006

U.S. revenues decreased by $30 million or 2%, due primarily to a decline in physical sales, offset by growth in U.S. digital revenues of $53 million, which was driven by growth and development of new distribution channels. In addition, there was a decrease in U.S. Music Publishing revenues of $8 million.

International revenues decreased by $106 million or 6%, or $220 million and 11% excluding the favorable impact of foreign currency exchange rates. This decrease was driven by factors similar to those in the U.S., primarily the decline in physical product sales of $227 million, or $296 million excluding the favorable impact of foreign currency exchange rates. This decrease was offset by a $46 million increase attributable to the growth of digital sales which is being driven by increased digital music downloads and an expanding market for mobile music downloads. International Music Publishing revenues increased by $40 million for the fiscal year ended September 30, 2007, or $12 million, excluding the impact of foreign currency exchange rates, which was primarily due to an increase in performance revenue resulting from several successful live shows in Europe, several top performing hits, local artist growth and expanded television appearances.

2006 vs 2005

U.S. revenues increased by $26 million or 2%, primarily due to the increase in digital revenues, as the U.S. has experienced faster growing digital sales. The growth in U.S. digital revenues of $137 million was driven in part by the continued development of new distribution channels. In addition, the U.S. digital business has experienced growth due to a number of hit singles that have driven significant digital sales. This was offset in part by U.S. physical sales and licensing revenues which declined by $65 million. In addition, U.S. Publishing revenues declined by $46 million primarily related to the sale of our sheet music business in May of 2005.

International revenues decreased by $14 million, but increased by $34 million or 2% excluding the impact of foreign currency exchange rates. This was driven primarily by the increase in digital revenue of $61 million, offset in party by a decrease in physical sales and licensing revenues of $14 million. Digital revenue continues to grow as new technologies develop, however at a slower pace than in the U.S. Physical sales declines reflect a decline in catalog and carryover sales, offset by the worldwide commercial success of a number of top-selling albums.

See “Business Segment Results” presented hereinafter for a discussion of revenue by type for each business segment.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Years Ended September 30,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
Artist and Repertoire Costs	$1,214	$1,219	$1,274	$(5)	0%	$(55)	-4%
Product Costs…………….	609	603	576	6	1%	27	5%

Total Cost of Revenues	$1,823	$1,822	$1,850	$1	0%	$(28)	-2%

2007 vs 2006

Our cost of revenues were relatively flat, but decreased by $70 million, or 4%, excluding the impact of foreign currency exchange rates. Expressed as a percent of revenues, cost of revenues was 54% compared with 52% for the year ended September 30, 2006.

Artist and repertoire costs increased as a percentage of revenues from 35% in the prior year to 36% in the current year driven primarily by changes in product mix, including an increased number of digital products, CD/DVD combinations and box sets, which have varying royalty rates.

Product costs increased from 17% of revenues in the twelve months ended September 30, 2006 to 18% of revenues in the twelve months ended September 30, 2007. The increase was due to a change in product mix, including an increase in third-party distribution sales, due in part to an increase in our third-party distribution business as well as an increase in merchandising sales and the sale of higher cost products, including CD/DVD combinations and box sets.

2006 vs 2005

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

Excluding the impact of foreign currency exchange rates, artist and repertoire costs decreased by $42 million due primarily to $7 million of royalty expense related to the sheet music business, WBP, sold by us in May 2005, in the twelve months ended September 30, 2005 and $21 million less of unrecoverable advances in the current year offset in part by an increase in royalty expense and licensing costs of $11 million related to the increase in current year revenues and the current year product mix, which includes certain top-selling albums with higher applicable royalty rates.

Excluding the impact of foreign currency exchange rates, product costs increased by $32 million, however excluding $15 million of product costs relating to our sheet music business in the twelve months ended September 30, 2005, product costs increased by $47 million, or 7%, due primarily to an increase in costs related to our third-party distribution business related to current year sales increases as well as in increase in product costs related to sales of higher-cost physical product in the current year.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts:

	For the Years Ended September 30,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
General and Administrative Expense (1)	$548	$534	$632	$14	3%	$(98)	-16%
Selling and Marketing Expense	547	619	598	(72)	-12%	21	4%
Distribution Expense	69	79	75	(10)	-13%	4	5%

Total Selling, General and Administrative Expense	$1,164	$1,232	$1,305	$(68)	-6%	$(73)	-6%

(1)	Includes depreciation expense of $40 million, $42 million and $51 million for the years ended September 30, 2007, 2006 and 2005, respectively.

2007 vs 2006

Selling, general and administrative expenses decreased by $68 million, or 6%, to $1.164 billion for the year ended September 30, 2007. Expressed as a percent of revenues, selling, general and administrative expenses were 34% and 35% for the twelve months ended September 30, 2007 and 2006, respectively. Excluding the impact of foreign currency exchange rates, selling, general and administrative expenses decreased by $100 million.

Excluding the impact of foreign currency exchange rates, general and administrative costs increased by $3 million compared to the twelve months ended September 30, 2006. General and administrative costs reflect severance and consultancy costs incurred during the implementation of our cost-management efforts of $13 million and $9 million of costs related to the previously disclosed proposed acquisition of EMI, offset by a decrease in annual bonus compensation expense and a reduction in costs related to our cost-management efforts. In addition, prior year general and administrative costs reflect higher bad debt expense related to the large music retailers bankruptcies.

Excluding the impact of foreign currency exchange rates, sales and marketing costs decreased by $90 million and distribution costs decreased by $13 million. Sales and marketing costs declined due to fewer significant releases during the current year along with our cost-saving initiatives implemented during 2007. Distribution costs decreased in line with the decrease in physical sales.

2006 vs 2005

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

The prior-year general and administrative costs include the following expenses that occurred during the twelve months ended September 30, 2005: (i) $29 million in compensation expense, consisting of a $10 million one-time bonus to employees related to the Company’s initial public offering and $19 million of one-time payments to holders of the Company’s restricted stock and stock options, primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date, (ii) $24 million of expense related to the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of Lava Records and (iii) $6 million of management fees incurred related to the terminated Management Agreement described below.

Excluding these items, general and administrative costs decreased by $29 million, which includes a decrease in depreciation expense of $9 million. The twelve months ended September 30, 2006 included a severance payment of $8 million related to the departure of the chairman of WMI in February 2006 and an increase in bad debt expense of $10 million related to the bankruptcies of large music retailers in the current year. The remaining $38 million decrease was due in part to the Lava Records restructuring in the prior year, which resulted in decreased headcount, along with a continued focus on cost management and cost reduction, a decrease in professional fees and a decrease in stock-based compensation of $9 million.

Excluding the impact of foreign currency exchange rates and excluding $4 million of selling and marketing costs related to our sheet music business,WBP, sold in May 2005, for the twelve months ended September 30, 2005, selling and marketing costs increased by $33 million due to increased marketing for a larger number of releases selling in excess of one million units and timing of our release schedule.

Other income, net

2007 vs 2006

Other income, net increased by $59 million, to $73 million for the year ended September 30, 2007 as compared to $14 million for the year ended September 30, 2006. Other income for the current period is primarily related to the settlement of contingent claims held by us relating to Bertelsmann’s relationship with Napster in 2000-2001 that occurred in 2007. We recorded $64 million, which relates to the amounts we received in the settlement, net of the amounts payable or paid to artists and songwriters with respect to royalties.

2006 vs 2005:

Other income, net increased by $10 million, to $14 million for the twelve months ended September 30, 2006 as compared to $4 million for the twelve months ended September 30, 2005. The increase is primarily related to the KaZaA copyright infringement lawsuit settlement. We recorded $13 million, based on an estimate of the amounts we expected to receive as a result of the settlement, net of the amounts estimated payable to our recording artists in respect of royalties. We received the cash from the settlement in the first quarter of fiscal 2008.

Loss on termination of management agreement

2007 vs 2006:

Not applicable for this comparison.

2006 vs 2005:

Concurrent with our initial public offering, the Investor Group terminated the Management Agreement. Under the Management Agreement, we were required to pay the Investor Group annual fees in consideration for ongoing consulting and management advisory services and transaction based fees for services provided in connection with any future acquisition, disposition, or financing. The Investor Group terminated the Management Agreement on May 10, 2005 and on May 16, 2005, we paid the Investor Group a $73 million termination fee.

Restructuring costs

2007 vs 2006:

We recognized $50 million in restructuring costs in the twelve months ended September 30, 2007. These are mainly severance costs incurred in connection with our realignment plan.

2006 vs 2005:

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

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income (Loss)

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net income (loss) for purposes of the discussion that follows (in millions):

	For the Years Ended September 30,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
	(in millions)
OIBDA	$461	$518	$322	$(57)	-11%	$196	61%
Depreciation expense	(40)	(42)	(51)	2	-5%	9	-18%
Amortization expense	(206)	(193)	(187)	(13)	7%	(6)	3%

Operating income	215	283	84	(68)	-24%	199	237%
Interest expense, net	(167)	(165)	(146)	(2)	1%	(19)	13%
Net investment-related gains	—	—	1	—	—	(1)	—
Equity in the gains (losses) of equity-method	—	1	(1)	(1)	-100%	2	-200%
Minority interest expense	(5)	—	—	(5)	—	—	—
Other income, net	—	3	7	(3)	-100%	(4)	-57%

Income (loss) before income taxes	43	122	(55)	(79)	-65%	177	-322%
Income tax expense	(49)	(47)	(55)	(2)	4%	8	-15%

Net (loss) income	$(6)	$75	$(110)	$(81)	-108%	185	-168%

OIBDA

2007 vs 2006

Our OIBDA decreased by $57 million to $461 million for the twelve months ended September 30, 2007 as compared to $518 million for the twelve months ended September 30, 2006. Expressed as a percentage of revenues, total OIBDA margin was 14% for the twelve month ended September 30, 2007 as compared to 15% for the twelve months ended September 30, 2006. The decrease in OIBDA reflects the decline in physical sales and the costs associated with our realignment plan, offset in part by the settlement with Bertelsmann and the increase in digital sales, all previously discussed.

2006 vs 2005

Our OIBDA increased $196 million to $518 million for the twelve months ended September 30, 2006 as compared to $322 million for the twelve months ended September 30, 2005. Expressed as a percentage of revenues, total OIBDA margin was 15% for the twelve month ended September 30, 2006 as compared to 9% for the twelve months ended September 30, 2005. The increase was primarily a result of the increase in Recorded Music revenue, the previously described KaZaA copyright infringement settlement and the absence of certain expenses which were included in the twelve months ended September 30, 2005, including (i) the $73 million loss on termination of the Management Agreement described above, (ii) $29 million of one-time compensation expenses, including $10 million of bonuses paid in connection with the Company’s initial public offering and $19 million of one-time payments associated with our restricted stock and stock option awards granted at prices that may have been below fair value, (iii) $24 million of non-recurring charges incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture and (iv) $7 million of restructuring costs, which are more fully discussed above.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

2007 vs 2006

Our depreciation expense decreased by $2 million to $40 million for year ended September 30, 2007. The decrease primarily relates to lower capital spending as well as a larger balance of fully depreciated assets, due to the acquisition of assets with shorter useful lives.

2006 vs 2005

Our depreciation expense decreased by $9 million to $42 million for the twelve months ended September 30, 2006 as compared to $51 million for the twelve months ended September 30, 2005. The decrease primarily relates to lower capital spending since the date of the Acquisition.

Amortization expense

2007 vs 2006

Amortization expense for the twelve months ended September 30, 2007 increased by $13 million, or 7%, to $206 million. Excluding the impact of foreign currency exchange rates of $4 million, amortization expense increased by $9 million, which relates to the recent acquisitions of certain recorded music catalog assets, including Ryko and Roadrunner, and the acquisition of various music publishing copyrights.

2006 vs 2005

Our amortization expense increased by $6 million, or 3%, to $193 million for the twelve months ended September 30, 2006 as compared to $187 million for the twelve months ended September 30, 2005. The increase is due to various acquisitions of recorded music catalogs and music publishing copyrights since the prior year.

Operating income

2007 vs 2006

Our operating income decreased $68 million, to $215 million for the year ended September 30, 2007 as compared to $283 million for the prior year. The decrease in operating income was primarily a result of the decrease in OIBDA and the increase in amortization expense, offset by the decrease in depreciation expense, which are all more fully discussed above.

2006 vs 2005

Our operating income increased $199 million, to $283 million for the twelve months ended September 30, 2006 as compared to $84 million for the twelve months ended September 30, 2005. The increase in operating income was primarily a result of the increase in OIBDA, and the decrease in depreciation expense, partially offset by the increase in amortization expense, which are all more fully discussed above.

See “Business Segment Results” presented hereinafter for a discussion of operating income by business segment.

Interest expense, net

2007 vs 2006

Our interest expense, net, increased $2 million to $167 million for the year ended September 30, 2007 as compared to $165 million for the prior year. This was primarily related to increased interest expense, which was the result of higher interest rates on our variable rate debt, offset by an increase in interest income due to higher average cash balances.

2006 vs 2005

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

2007 vs 2006:

Not applicable for this comparison.

2006 vs 2005

We recognized a $1 million investment-related gain for the twelve months ended September 30, 2005 primarily related to the sale of our interest in an equity-method investment. We did not recognize any investment-related gains or losses for the twelve months ended September 30, 2006.

Equity in the gains (losses) of equity-method investees, net

2007 vs 2006:

Not applicable for this comparison.

2006 vs 2005

The twelve months ended September 30, 2006 includes $1 million of equity in the gains of equity-method investees, as compared to $1 million of equity in the losses of equity-method investees during the twelve months ended September 30, 2005.

Minority interest expense

2007 vs 2006

Minority interest expense for the twelve months ended September 30, 2007 was $5 million, which relates to the acquisition of several majority-owned affiliates during the current year.

2006 vs 2005

Not applicable for this comparison.

Other Income, net

2007 vs 2006

Other income (expense), net for the twelve months ended September 30, 2007 includes offsetting amounts of gains and losses which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature.

2006 vs 2005

We recognized $3 million and $7 million of other income, net for the twelve months ended September 30, 2006 and 2005, respectively. Other income, net relates to favorable foreign currency exchange rate movements associated with inter-company receivables and payables that are short term in nature.

Income tax expense

2007 vs 2006

We provided income tax expense of $49 million for the twelve months ended September 30, 2007 as compared to $47 million for the twelve months ended September 30, 2006. The tax provision for the twelve months ended September 30, 2007 was higher as a percentage of pre-tax income, due to income earned in high tax rate jurisdictions.

2006 vs 2005

We provided income tax expense of $47 million for the twelve months ended September 30, 2006 as compared to $55 million for the twelve months ended September 30, 2005. The tax provision for the twelve months ended September 30, 2006 was reduced primarily because a higher percentage of shared service operating expenses, which support both domestic and international operations, were allocated to foreign income, thereby reducing foreign income taxes. We recharge centralized support costs (e.g., information technology support and professional fees) that originate at our shared service centers in London, New York and Burbank to our affiliates under our management service fee agreements. The centralized costs are recharged in accordance with the applicable tax rules and regulations (e.g., OECD guidelines, IRS and local tax regulations). The amount of the costs recharged have varied in each year for a variety of reasons, including the fact that fiscal 2004 (our first year of operation as a stand-alone company) was a partial fiscal year and because we completed a study in 2006 related to the recharged costs which resulted in final adjustments in fiscal 2006. We believe that going forward the recharge process will result in an allocation of costs that is consistent on a year-over-year basis.

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

Net income (loss)

2007 vs 2006

Our net income decreased by $81 million, to a net loss of $6 million for the year ended September 30, 2007 as compared to net income of $75 million for the twelve months ended September 30, 2006. The decrease in net income is primarily the result of the decrease in physical sales and the additional costs associated with our realignment plan and cost-savings initiatives, offset in part by the income from the settlement with Bertelsmann and the increase in digital sales, all which are more fully discussed above.

2006 vs 2005

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

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Years Ended September 30,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
	(audited)	(audited)	(audited)
Recorded Music
Revenue	$2,837	$3,005	$2,924	$(168)	-6%	$81	3%
OIBDA (1)	409	480	380	(71)	-15%	100	26%
Operating Income (1)	$237	$317	$215	$(80)	-25%	$102	47%

Music Publishing
Revenue	$570	$538	$607	$32	6%	$(69)	-11%
OIBDA	160	144	141	16	11%	3	2%
Operating Income	$98	$84	$82	$14	17%	$2	2%

Corporate Expenses and Eliminations
Revenue	$(22)	$(27)	$(29)	$5	-19%	$2	-7%
OIBDA	(108)	(106)	(199)	(2)	2%	93	-47%
Operating Loss	$(120)	$(118)	$(213)	$(2)	2%	$95	-45%

Total
Revenue	$3,385	$3,516	$3,502	$(131)	-4%	$14	0%
OIBDA (1)	461	518	322	(57)	-11%	196	61%
Operating income (1)	$215	$283	$84	$(68)	-24%	$199	237%

(1)	OIBDA and operating income for the twelve months ended September 30, 2007 have been reduced by $50 million of restructuring costs. Of such amount, $46 million relates to Recorded Music, $2 million relates to Music Publishing and $2 million relates to Corporate.

Recorded Music

Revenues

2007 vs 2006

Recorded Music revenues decreased by $168 million, or 6%, to $2.837 billion for the twelve months ended September 30, 2007 from $3.005 billion for the twelve months ended September 30, 2006. Total revenues from Recorded Music were favorably impacted by foreign exchange of approximately $86 million for the year ended September 30, 2007. Recorded Music revenues represented 83% and 85% of consolidated revenues, prior to corporate and revenue eliminations, for the year ended September 30, 2007 and 2006, respectively. International Recorded Music revenues were $1.376 billion and $1.522 billion, or 49% and 51% of consolidated Recorded Music revenues for the year ended September 30, 2007 and 2006, respectively.

The decrease in Recorded Music revenues is primarily attributable to the decline in physical sales which was driven by the overall industry decline in physical sales, which we believe is related to continuing piracy, the shift from physical to digital, the closing of music-only retailers resulting in more limited space and competition with other media products such as video games and movies. In addition, the decline in physical sales reflects fewer major artist releases and weaker international markets, primarily in Europe, offset in part by increases in sales of domestic repertoire in the Asia Pacific region.

The physical decrease is partially offset by the continued increase in digital sales which was comprised of an increase in U.S. digital sales of $53 million and an increase in international digital sales of $46 million. The increase in our digital revenue reflects our continued efforts to develop our digital business including efforts to further monetize existing content through new formats and new distribution channels and the increased usage of legal, online and mobile distribution channels for the music industry. Digital sales comprised approximately 15% of Recorded Music revenues for the year ended September 30, 2007, up from 11% of Recorded Music revenues from the prior year which is reflective the shifting market to digital from physical media.

Also offsetting the overall decline from physical revenues was an increase in licensing revenue of $58 million or 31% to $244 million. The increase represents the result of the Company’s focus to identify opportunities to further expand the use of our Recorded Music catalog.

2006 vs 2005

Recorded Music revenues increased by $81 million, or 3%, to $3.005 billion for the twelve months ended September 30, 2006 from $2.924 billion for the twelve months ended September 30, 2005. Excluding a $38 million unfavorable impact of foreign currency exchange rates, Recorded Music revenues increased by $119 million, or 4%. Recorded Music revenues represented 85% and 83% of consolidated revenues, prior to corporate and revenue eliminations, for the twelve months ended September 30, 2006 and 2005, respectively. International Recorded Music revenues were $1.522 billion and $1.513 billion, or 51% and 52% of consolidated Recorded Music revenues for the twelve months ended September 30, 2006 and 2005, respectively.

The decrease in physical sales was driven primarily by industry conditions as previously discussed as well as fewer significant releases in the fourth fiscal quarter of 2006 as compared with the fourth fiscal quarter of the prior year, which included significant releases and considerable carryover sales.

Digital sales increased $198 million, to a total of $335 million, or 11% of Recorded Music revenues for the twelve months ended September 30, 2006 and $137 million, or 5%, for the twelve months ended September 30, 2005.

OIBDA and Operating Income

Recorded Music operating income was $237 million for the year ended September 30, 2007 as compared to $317 million for the year ended September 30, 2006. Recorded Music operating income included the following (in millions):

	For the Years Ended September 30,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
OIBDA	$409	$480	$380	$(71)	-15%	$100	26%
Depreciation and amortization	(172)	(163)	(165)	(9)	6%	2	-1%

Operating Income	$237	$317	$215	$(80)	-25%	$102	47%

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Years Ended September 30,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
Artist and Repertoire Costs	$877	$902	$920	$(25)	-3%	$(18)	-2%
Product Costs	609	603	561	6	1%	42	7%

Total Cost of Revenues	$1,486	$1,505	$1,481	$(19)	-1%	$24	2%

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Years Ended September 30,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
General and Administrative Expense (1)	$379	$371	$430	$8	2%	$(59)	-14%
Selling and Marketing Expense	536	610	587	(74)	-12%	23	4%
Distribution Expense	69	79	74	(10)	-13%	5	7%

Total Selling, General and Administrative Expense	$984	$1,060	$1,091	$(76)	-7%	$(31)	-3%

(1)	Includes depreciation expense of $26 million, $27 million and $32 million for the years ended September 30, 2007, 2006 and 2005, respectively.

2007 vs 2006

Recorded Music operating income decreased by $80 million due to the decreases in OIBDA described below as well as an increase in depreciation and amortization expense.

Recorded Music OIBDA decreased by $71 million, or 15% to $409 million for the year ended September 30, 2007 compared to $480 million for the prior year ended. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 14% and 16% for the year ended September 30, 2007 and 2006, respectively. Excluding a $10 million impact of foreign currency exchange rates, OIBDA decreased by $81 million, which was primarily caused by the decline in physical sales previously described, as well as the relative increase of costs as a percentage of sales as discussed below.

Cost of revenues

Excluding the impact of foreign currency exchange rates, Recorded Music cost of revenues decreased by $67 million. This was composed of a decrease in product costs of $6 million and a decrease in artist and repertoire costs of $61 million. The decrease in product costs was driven by the decline in physical sales, however products costs increased by 1% of sales due primarily to the expansion of third-party distribution networks and an increase in lower-margin merchandising sales. Artist and repertoire costs decreased in line with the decrease in physical sales and reflected changes in product mix, including an increased number of digital products, CD/DVD combinations and box sets, which have varying royalty rates.

Selling, general and administrative costs

Excluding the impact of foreign currency exchange rates, selling, general and administrative costs decreased by $105 million, which was primarily the result of a decrease in selling and marketing costs of $92 million driven by fewer significant releases and cost-management efforts. In addition, distribution expense decreased by $12 million, which was in line with the decline in physical sales. General and administrative costs increased by $1 million, which reflected an increase in depreciation expense of $1 million.

Recorded Music OIBDA also reflects $46 million in restructuring costs associated with our realignment plan and an increase in other income from the prior year of $49 million, which was primarily due to the settlement with Bertelsmann.

2006 vs 2005

Recorded Music operating income was $317 million for the twelve months ended September 30, 2006 as compared to $215 million for the twelve months ended September 30, 2005. The increase was due to the increases in OIBDA discussed below as well as the decrease in amortization and depreciation expense.

Recorded Music OIBDA increased by $100 million, or 26%, to $480 million for the twelve months ended September 30, 2006 compared to $380 million for the twelve months ended September 30, 2005. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 16% and 13% for the twelve months ended September 30, 2006 and 2005, respectively. Excluding a $3 million unfavorable impact of foreign currency exchange rates, OIBDA increased $103 million, or 27%, primarily as a result of the $119 million increase in revenues more fully described above, a $10 million increase in other income related to the $13 million from the settlement of the Kazaa lawsuit and a decrease in general and administrative costs.

Cost of revenues

Excluding the impact of foreign currency exchange rates, cost of revenues increased by $49 million. This was comprised of a $36 million increase in product costs and a $13 million increase in artist and repertoire costs and licensing expense. The increase in product costs related to increased sales of special edition physical products and other higher priced products in the current year. The increase in artist and repertoire costs and licensing expense relates to an increase in royalties related to increase in revenues previously described and to the mix of products sold during the period offset in part by a decrease in unrecoverable artist advances of $22 million.

Selling, general and administrative expenses

Excluding the impact of foreign currency exchange rates, selling, general and administrative expenses decreased by $21 million, comprised of a decrease in general and administrative costs of $58 million, offset by an increase in sales and marketing costs of $32 million due to increased marketing for a larger number of releases selling in excess of one million units and timing of our release schedule and an increase in distribution costs of $5 million.

In fiscal 2005, general and administrative costs included $20 million of compensation expenses related to employee bonuses paid in connection with the initial public offering and payments associated with our restricted stock and stock option awards granted at prices below fair value and $24 million of non-recurring charges incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture. General and administrative costs for the twelve months ended September 30, 2006 included an $8 million severance payment made related to the departure of the chairman of WMI in February 2006 and additional bad debt expense of $10 million related to the bankruptcies of large music retailers in the current year. Excluding these amounts, general and administrative costs decreased by $32 million which was due in part to the Lava Records restructuring in the prior year, which resulted in decreased headcount, a decrease in depreciation of $5 million, and the continued focus on cost management and cost reduction.

In addition, there was a $10 million increase in other income related to a $13 million benefit from the settlement of the Kazaa lawsuit. The twelve months ended September 30, 2006 also included $7 million of restructuring costs.

Music Publishing

Revenues

2007 vs 2006

Music Publishing revenues increased to $570 million for the twelve months ended September 30, 2007 as compared to $538 million for the twelve months ended September 30, 2006. Excluding a $28 million unfavorable impact of foreign currency exchange rates, Music Publishing revenues increased by $4 million, or 1%.

Excluding the impact of foreign currency exchange rates, mechanical revenue decreased by $10 million which reflected the continued decline in physical sales across various territories. Synchronization revenue declined by $1 million as a result of variability in the film and television commercial business as well as due to the timing of payments. Performance revenue increased by $11 million due to improved results from copyright investments in recent periods, which led to expanded use in television programming, more successful live tours and performance of local hits. Digital revenue increased by $6 million.

Digital sales represented 5% and 4% of Music Publishing revenues for the twelve months ended September 30, 2007 and 2006, respectively. Music Publishing revenues represented 17% and 15% of consolidated revenues, prior to corporate and revenue eliminations, for the twelve months ended September 30, 2007 and 2006, respectively.

2006 vs 2005

Music Publishing revenues decreased to $538 million for the twelve months ended September 30, 2006 as compared to $607 million for the twelve months ended September 30, 2005. Excluding a $10 million unfavorable impact of foreign currency exchange rates, and prior-year revenue of $34 million of revenue from our sheet music business, which was sold in May 2005, Music Publishing revenues declined $25 million, or 4%, which was comprised of a $35 million decrease in mechanical revenue and a $13 million decline in synchronization revenue, offset by a $9 million increase in performance revenue and a $14 million increase in other revenues. Mechanical revenue declines reflect prior-year industry declines in physical record sales and lack of prior period investments. Synchronization revenues declined as a result of variability in the film and television commercial business as well as the timing of payments from key licensors of our copyrights. The increase in performance revenue reflects a change in the timing of payments received from a U.S. performing rights organization as well as improved results from copyright investments in recent periods. Other revenue consists primarily of print licensing fees and royalties from other sources such as stage productions and merchandising.

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

OIBDA and Operating Income

Music Publishing operating income increased to $98 million for the twelve months ended September 30, 2007 as compared to $84 million for the twelve months ended September 30, 2006. Music Publishing operating income includes the following (in millions):

	For the Years Ended September 30,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
OIBDA	$160	$144	$141	$16	11%	$3	2%
Depreciation and amortization	(62)	(60)	(59)	(2)	3%	(1)	2%

Operating Income	$98	$84	$82	$14	17%	$2	2%

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Years Ended September 30,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
Artist and Repertoire Costs	$360	$344	$387	$16	5%	$(43)	-11%
Product Costs	—	—	15	—	—	(15)	-100%

Total Cost of Revenues	$360	$344	$402	$16	5%	$(58)	-14%

Music Publishing selling, general and administrative expenses are comprised of the following amounts (in millions):

	For the Years Ended September 30,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
General and Administrative Expense (1)	$53	$52	$65	$1	2%	$(13)	-20%
Selling and Marketing Expense	2	1	5	1	100%	(4)	-80%

Total Selling, General and Administrative Expense	$55	$53	$70	$2	4%	$(17)	-24%

(1)	Includes depreciation expense of $3 million, $3 million and $5 million for the years ended September 30, 2007, 2006 and 2005, respectively.

2007 vs 2006

Music Publishing operating income increased by $14 million due to the increase in OIBDA described below offset by the increase in depreciation and amortization.

Music Publishing OIBDA increased $16 million to $160 million for the twelve months ended September 30, 2007 as compared to $144 million for the twelve months ended September 30, 2006. Expressed as a percent of Music Publishing revenues, Music Publishing OIBDA was 28% and 27% for the twelve months ended September 30, 2007 and 2006, respectively. Excluding a $5 million favorable impact of foreign currency exchange, Music Publishing OIBDA increased $12 million. The increase in OIBDA was due primarily to the decrease in costs described below, offset in part by the decline in revenue described above.

Cost of revenues

Excluding the impact of foreign currency exchange rates, Music Publishing artist and repertoire costs decreased mechanical and synchronization by $6 million, which was primarily related to the change in revenue mix as different royalty rates apply to the different revenue categories.

Selling, general and administrative expenses

Excluding the impact of foreign currency exchange rates, selling, general and administrative costs were relatively flat, which was primarily due to additional marketing costs and headcount hired to drive increases in our performance and synchronization businesses, offset by a decrease in compensation expense related to our compensation plan.

Music Publishing OIBDA also reflected $2 million of restructuring costs and $4 million of other income primarily related to the settlement with Bertelsmann.

2006 vs 2005

The $2 million increase in Music Publishing operating income related to the $3 million increase in Music Publishing OIBDA, more fully discussed below, offset by a $1 million increase in depreciation and amortization expenses.

Music Publishing OIBDA increased $3 million to $144 million for the twelve months ended September 30, 2006 as compared to $141 million for the twelve months ended September 30, 2005. Expressed as a percent of Music Publishing revenues, Music Publishing OIBDA was 27% and 23% for the twelve months ended September 30, 2006 and 2005, respectively. Excluding a $1 million unfavorable impact of foreign currency exchange rates and prior-year OIBDA of negative $1 million from our sheet music business, WBP, which was sold in May 2005, Music Publishing OIBDA increased $5 million. The increase in OIBDA was due primarily to the decrease in costs described below, offset by the decline in revenue described above.

Cost of revenues

Music Publishing cost of revenues decreased from $402 million for the twelve months ended September 30, 2005 to $344 million for the twelve months ended September 30, 2006 and relates entirely to artist and repertoire costs. Excluding the impact of foreign currency exchange rates and $22 million of costs related to our sheet music business, WBP, that was sold in May 2005, cost of revenues decreased by $28 million. The decrease in cost of revenues represents a decrease in royalty expense as a result of the decline in revenues previously discussed as well as favorable royalty adjustments to accurately state our royalties payable balances.

Selling, general and administrative expenses

Excluding the impact of foreign currency exchange rates and $11 million of costs related to our sheet music business , WBP, that was sold in May of 2005, selling, general and administrative costs decreased by $4 million. Prior year general and administrative costs included a one-time compensation expense related to employee bonuses paid in connection with the initial public offering of $1 million. Excluding this item, the decrease of $3 million was primarily due a decrease in depreciation of $2 million and to cost-management and cost-reduction efforts.

Music Publishing operating income increased to $84 million for the twelve months ended September 30, 2006 as compared to $82 million for the twelve months ended September 30, 2005.

Corporate Expenses and Eliminations

2007 vs 2006

Corporate expenses before depreciation and amortization expense increased by $2 million to $108 million for the twelve months ended September 30, 2007, compared to $106 million for the twelve months ended September 30, 2006.

Corporate general and administrative costs increased from $119 million for the twelve months ended September 30, 2006 to $125 million for the twelve months ended September 30, 2007. The increase relates to $3 million of implementation costs associated with the realignment plan, and $9 million of costs related to the previously disclosed proposed acquisition of EMI. This was offset by a decrease in compliance costs, a decrease in corporate costs due to cost-management efforts and a decrease in annual bonus compensation expense. Our corporate expenses before depreciation and amortization also include $2 million of restructuring costs.

2006 vs 2005

Corporate expenses before depreciation and amortization expense decreased by $93 million to $106 million for the twelve months ended September 30, 2006, compared to $199 million for the twelve months ended September 30, 2005.

Corporate general and administrative costs decreased from $142 million for the twelve months ended September 30, 2005 to $119 million for the twelve months ended September 30, 2006, which related entirely to general and administrative costs. General and administrative costs for the prior year included $6 million related to our management fee agreement and $8 million of one-time compensation expenses consisting of a one-time bonus to employees related to the Company’s initial public offering and one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date. The remaining decrease was due to a decrease in professional fees as well as efforts to manage and reduce costs.

Corporate expenses in the prior year also included a $73 million payment on termination of Management Agreement, more fully described above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2007

At September 30, 2007, we had $2.063 billion of debt, $259 million of cash and equivalents, (net debt of $1.804 billion, defined as total debt less cash and equivalents and short-term investments) and $121 million of shareholder’s equity. This compares to $2.065 billion of debt, $326 million of cash and equivalents (net debt of $1.739 billion, defined as total debt less cash and equivalent) and $215 million of shareholder’s equity at September 30, 2006. Net debt increased $65 million as a result of a $67 million decrease in cash and cash equivalents and $15 million impact of foreign exchange rates on our Sterling-denominated notes. These increases in net debt were offset by a $17 million decrease in debt as a result of quarterly repayments of our term loans under the senior secured credit facility.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the twelve-month periods ended September 30, 2007, 2006 and 2005 have been derived from our audited financial statements included elsewhere herein.

	Twelve Months Ended September 30, 2007	Twelve Months Ended September 30, 2006	Twelve Months Ended September 30, 2005
	(audited)	(audited)	(audited)
	(in millions)
Operating activities	$299	$310	$208
Investing activities	(273)	(128)	(64)
Financing activities	(106)	(109)	(450)

Operating Activities

Cash provided by operations was $299 million for the twelve months ended September 30, 2007 compared to $310 million for the twelve months ended September 30, 2006. The $11 million decrease reflects the significant declines in physical sales previously described, as well as cash paid for restructuring costs and consultancy and severance costs associated with the cost-savings initiatives. Cash provided by operations includes cash received from the settlement with Bertelsmann and reflects the variable timing of our working capital requirements in association with our business cycle.

Investing Activities

Cash used in investing activities was $273 million for the twelve months ended September 30, 2007 compared to $128 million for the twelve months ended September 30, 2006. The $273 million of cash used in investing activities in the twelve months ended September 30, 2007 consisted primarily of payments to acquire an additional equity interest in Frontline Management of $110 million, $51 million paid to acquire Roadrunner, net of cash acquired, and $14 million loaned to the seller of Roadrunner in connection with the acquisition. We also paid a total of approximately $64 million to invest in or acquire several smaller companies, including an entertainment services company, a video production company in the U.K. and a digital distribution company in Germany, and we paid $29 million for capital expenditures. This was offset by the receipt of approximately $7 million related to the sale of certain buildings and $18 million related to the liquidation of short-term investments, including auction-rate securities. Cash used in investing activities was $135 million for the twelve months ended September 30, 2006 compared to $54 million for the twelve months ended September 30, 2005. The $135 million of cash used in investing activities in the twelve months ended September 30, 2006 primarily reflects $63 million, net of cash acquired, paid for the completion of our acquisition of Ryko, $30 million of capital expenditures, acquisitions of additional music publishing copyrights as well as several small acquisitions in Australia, Singapore and South Africa along with payments to acquire the remaining interests in ADA and Maverick.

Financing Activities

Cash used in financing activities for the twelve months ended September 30, 2007 and for the twelve months ended September 30, 2006 primarily consisted of our quarterly repayment of debt and the payment of dividends, and was partially offset by cash receipts from the exercise of stock options.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the $250 million (less $4 million of outstanding letters of credit as of September 30, 2007) revolving credit portion of our senior secured credit facility and available cash and equivalents. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, regular quarterly dividends and the remaining one-time costs associated with the execution of our restructuring plan that was substantially completed in fiscal 2005. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of September 30, 2007, our long-term debt consisted of $1.396 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility and $667 million of Acquisition Corp. Subordinated Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of September 30, 2007.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.396 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 30, 2007, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s. As of November 27, 2007, our term loan facility was rated BB- by S&P and Ba2 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of September 30, 2007, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

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

In connection with Parent’s initial common stock offering, Holdings used $517 million of proceeds from the offering, received as a capital contribution from Parent, along with $57 million of available cash received as a dividend from us, to redeem certain of the Holdings Notes outstanding. As of September 30, 2006, Holdings had $210 million of debt on its balance sheet relating to such securities, net of issuance discounts.

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

Initial Common Stock Offering

In May 2005, Parent completed an initial public offering of its common stock. Prior to the consummation of the Initial Common Stock Offering, Parent, among other things, renamed all of its outstanding shares of Class A Common Stock as common stock and authorized an approximately 1,139 for 1 split of it’s common stock. Parent contributed the net proceeds from the Initial Common Stock Offering of $517 million to Holdings as an equity capital contribution. Holdings used all of such funds and approximately $57 million of cash received through dividends from us to redeem all outstanding Holdings Floating Rate Notes, all outstanding Holdings PIK Notes and 35% of the aggregate principal amount of the outstanding Holdings Discount Notes, including redemption premiums and interest obligations through the date of redemption.

Dividends

Parent has disclosed that it intends to pay regular quarterly dividends on its common stock outstanding in an amount not to exceed $80 million per year. We may be required to fund these dividends through dividends to our parent companies. The ability of Parent to pay this dividend is dependent on our cash flows and operations.

On December 29, 2006, March 8, 2007, June 5, 2007 and September 4, 2007 we declared dividends on our outstanding common stock at a rate of $0.13 per share. The dividends were paid on February 16, 2007, April 27, 2007, July 25, 2007 and October 24, 2007, respectively, except for the portion of the dividends with respect to unvested restricted stock, which will be paid at such time as such shares become vested.

Covenant Compliance

Our senior secured credit facility requires us to maintain certain covenants including a Leverage Ratio and an Interest Coverage Ratio, as such terms are defined in the credit facility, and has a maximum annual capital expenditures limitation. The credit facility also contains covenants that, among other things, restrict our ability to incur additional debt. The occurrence of an event of default under the credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flow. As of September 30, 2007, we were in compliance with all covenants under the credit facility.

Our borrowing arrangements, including the Holdings Notes and the Senior Subordinated Notes contain certain financial covenants, which limit the ability of us and our restricted subsidiaries as defined in the indentures governing the notes to, among other things, incur additional indebtedness, issue certain preferred shares, pay dividends, make certain investments, sell certain assets, and consolidate, merge, sell or otherwise dispose of all, or some of, our assets. In order for us and Holdings Corp. to incur additional debt or make certain restricted payments using certain exceptions provided for in the indentures governing the Senior Subordinated Notes and the Holdings Notes, the Fixed Charge Coverage Ratio, as defined in such indentures, must exceed a 2.0 to 1.0 ratio. Fixed Charges are defined in such indentures governing the Holdings Notes and the Subordinated Notes as consolidated interest expense excluding certain non-cash interest expense.

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes and Holdings Discount Notes significantly restrict Acquisition Corp., Holdings and other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004 and July 1, 2004, respectively. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Acquisition Corp. may also make a restricted payment prior to April 15, 2009 if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 3.75 to 1 and its net senior indebtedness to adjusted EBITDA ratio would not exceed 2.50 to 1. In addition, Holdings may make a restricted payment if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 4.25 to 1.0. Notwithstanding such restrictions, the indentures permit an aggregate of $45.0 million and $75.0 million of such payments to be made by Acquisition Corp. and Holdings, respectively, whether or not there is availability under the formula or the conditions to its use are met. Acquisition Corp.’s senior secured credit facility permits Acquisition Corp. to make additional restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments, in an aggregate amount not to exceed $10.0 million (such amount subject to increase to $35.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 4.0 to 1 and to $50.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 3.5 to 1), and subject to further increase in an amount equal to 50% of cumulative excess cash flow that is not otherwise applied pursuant to Acquisition Corp.’s senior secured credit facility, and, in addition, permits Acquisition Corp. to make restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments not to exceed $90 million in any fiscal year, provided that the proceeds of such restricted payments shall be applied solely to pay cash dividends on the Company’s common stock. Furthermore, Holdings’ subsidiaries will be permitted under the terms of Acquisition Corp.’s existing senior secured credit facility, as it may be amended, and under other indebtedness, to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Holdings.

We and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Senior Subordinated Notes and Holdings Notes, respectively.

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy.

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2007, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. We expect to fund the firm commitments with operating cash flow generated in the normal course of business and availability under the $250 million revolving credit portion of the senior secured credit facility.

	Fiscal years
Firm Commitments and Outstanding Debt	2008	2009-2011	2012 and Thereafter	Total
	(in millions)
Term loan facility	$17	$1,379	$—	$1,396
Senior Subordinated Notes	—	—	667	667
Interest expense on Senior Subordinated Notes	51	153	153	357
Operating leases	32	78	85	195
Artist, songwriter and co-publisher commitments	85	255	84	424
Minimum funding commitments to investees and other obligations	10	2	—	12

Total firm commitments and outstanding debt	$195	$1,867	$989	$3,051

The following is a description of our firmly committed contractual obligations at September 30, 2007:

•

Outstanding debt obligations consist of the term loan facility and the Senior Subordinated Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2007. Amounts do not include any fair value adjustments, bond premiums, discounts or interest payments. The interest expense obligations do not include interest expense related to our variable rate debt. See Note 11 to the audited financial statements for a description of our financing arrangements.

•

Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world. These obligations have been presented with the benefit of $6 million of sublease income expected to be received under non-cancelable agreements. The future minimum payments reflect the amounts owed under our lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Acquisition.

•

We enter into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $424 million across hundreds of artists, songwriters, publishers, songs and albums at September 30, 2007. Such commitments, which are unpaid advances across multiple albums and songs, are payable principally over a ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions from talent, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.

•	We have minimum funding commitments and other related obligations to support the operations of various investments.

MARKET RISK MANAGEMENT

We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have significant transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. For the twelve months ended September 30, 2007, approximately $1.712 billion, or 51%, of our revenues were generated outside of the U.S. The top five revenue-producing international countries are the U.K., Japan, France, Germany and Italy, which use the British pound sterling, Japanese yen and euro as currencies, respectively. See Note 19 to our audited financial statements included elsewhere herein for information on our operations in different geographical areas.

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

We focus on managing the level of exposure to the risk of foreign current exchange rate fluctuations on our major currencies, which include the euro, British pound sterling, Japanese yen, Canadian dollar, Mexican peso, Swedish krona, and Australian dollar. Additionally, prior to the closing of the Acquisition, Old WMG and Time Warner used foreign exchange contracts to manage this risk. See Note 20 to our audited financial statements included elsewhere herein for additional information.

The Company also is exposed to foreign currency exchange rate risk with respect to its £100 million principal amount of sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of September 30, 2007, these sterling notes had a carrying value of $202 million. Based on the principal amount of sterling-denominated notes outstanding as of September 30, 2007 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of September 30, 2007.

Interest Rate Risk

We had $2.063 billion of total debt outstanding as of September 30, 2007, of which $1.396 billion was variable rate debt. As such, we are exposed to changes in interest rates. In order to manage this exposure, and consistent with the requirement under our senior secured credit facility to maintain a fixed-to-floating debt ratio of at least 50% of our actual funded debt though at least April 2007, we entered into interest rate swap agreements to hedge notional debt amounts of $300 million in 2004 and $597 million in 2005. During the twelve months ended September 30, 2007, we did not enter into any additional interest rate swap or swap extension agreements. During 2006, we entered into $700 million of interest rate swap agreements to extend the maturities of our existing interest rate swap portfolio. The total notional amount of debt hedged at September 30, 2007 and 2006 was $897 million. Under our interest rate swap agreements, we agreed to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments.

Based on the amount of our floating-rate debt and our interest rate swap agreements outstanding as of September 30, 2007, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of September 30, 2007 with no subsequent change in rates for the remainder of the period. This increase or decrease in rates would partially be mitigated by an increase or decrease in interest income earned on the Company’s cash balances, almost all of which are invested in short-term variable interest rate earning assets.

In addition to our $1.396 billion of variable-rate debt, we had approximately $667 million of fixed-rate debt outstanding at September 30, 2007. Based on the level of interest rates prevailing at September 30, 2007, the fair value of this fixed-rate debt was approximately $598 million. Further, based on the amount of our fixed-rate debt and our related $897 million of interest rate swap agreements noted above that were outstanding at September 30, 2007, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $10 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

We test our goodwill and other indefinite lived intangible assets for impairment on an annual basis in the fourth quarter each fiscal year. We tested our goodwill and other indefinite lived intangible assets for impairment in the fourth fiscal quarter of 2007 and noted that no impairment occurred.

As of September 30, 2007, WMG Acquisition Corp. has recorded goodwill in the amount of $1.065 billion, primarily related to the Acquisition. See Note 8 to our audited financial statements included herein for a further discussion of WMG Acquisition Corp.’s goodwill.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $192 million and $207 million have been established at September 30, 2007 and September 30, 2006, respectively.

Comparability of gross dollar value of reserves is affected by the inherent seasonality in the music business. That is, the recorded music business historically has generated approximately 35% of its sales in the last three months of the calendar year due to increased consumer demand associated with the holiday season. As such, both gross receivables and related allowances would be at a naturally lower level at September 30, the end of our fiscal year, and at a naturally higher level at December 31, the end of our first fiscal quarter. The ratios of our receivable allowances to gross accounts receivables were approximately 26% at the end of September 30, 2007 and September 30, 2006.

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

Conversely, pursuant to EITF 99-19, we serve as agent in arrangements where we do not have substantial risks and rewards of ownership. The indicators that we do not have substantial risks and rewards of ownership are as follows:

•	the supplier (not WMG Acquisition Corp.) is responsible for providing the product or service to the customer;

•	the supplier (not WMG Acquisition Corp.) has latitude in establishing prices;

•	the amount we earn is fixed; and

•	the supplier (not WMG Acquisition Corp.) has credit risk.

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

We had $392 million and $398 million of advances on our balance sheet as of September 30, 2007 and 2006, respectively. We believe such advances are recoverable through future royalties to be earned by the related artists and songwriters.

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

As discussed in Note 19 to our audited consolidated financial statements for the twelve months ended September 30, 2007, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2007, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2006.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign current exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Mexican peso, Swedish krona and Australian dollar. During the twelve months ended September 30, 2007, the Company entered into foreign exchange hedge contracts and, as of September 30, 2007, the Company has outstanding hedge contracts for the sale of $472 million and the purchase of $173 million of foreign currencies at fixed rates. As of November 27, 2007, the Company had not entered into any significant foreign exchange contracts subsequent to September 30, 2007.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at September 30, 2007, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $30 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of September 30, 2007, these sterling notes had a fair value and carrying value of approximately $202 million. Based on the principal amount of sterling-denominated notes outstanding as of September 30, 2007 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of September 30, 2007.

We are exposed to interest rate risk with respect to our floating rate debt. Based on the amount of our floating-rate debt and our interest rate swap agreements outstanding as of September 30, 2007, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of September 30, 2007 with no subsequent change in rates for the remainder of the period. This increase or decrease in rates would partially be mitigated by an increase or decrease in interest income earned on our cash balances, almost all of which are invested in short-term variable interest rate earning assets. During the twelve months ended September 30, 2007, the Company did not enter into any interest rate addition swaps or swap extensions. The total notional amount of debt hedged as of September 30, 2007 was $897 million. As of November 27, 2007 the Company had not entered into any additional interest rate swap agreements subsequent to September 30, 2007.

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

WMG ACQUISITION CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the U.S. Securities Exchange Act of 1934, as amended. Management designed our internal control systems in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2007. The Company’s independent auditors have issued their report on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of WMG Acquisition Corp.

We have audited WMG Acquisition Corp. and subsidiaries’ internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WMG Acquisition Corp. as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 of the Company and our report dated November 26, 2007 expressed an unqualified opinion thereon.

New York, NY

November 26, 2007

/s/ Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of WMG Acquisition Corp.

We have audited the accompanying consolidated balance sheets of WMG Acquisition Corp. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMG Acquisition Corp. as of September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WMG Acquisition Corp.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2007 expressed an unqualified opinion thereon.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The condensed and consolidating financial statements are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

New York, NY

November 26, 2007

/s/ Ernst & Young LLP

WMG Acquisition Corp.

Consolidated Balance Sheets

	September 30, 2007	September 30, 2006
	(in millions)
Assets
Current assets:
Cash and equivalents	$259	$326
Accounts receivable, less allowances of $192 and $207 million	555	585
Due from parent companies	2	4
Inventories	58	59
Royalty advances expected to be recouped within one year	176	191
Deferred tax assets	40	45
Other current assets	33	35

Total current assets	1,123	1,245
Royalty advances expected to be recouped after one year	216	207
Investments	146	25
Property, plant and equipment, net	133	146
Goodwill	1,065	929
Intangible assets subject to amortization, net	1,632	1,711
Intangible assets not subject to amortization	100	100
Other assets	81	98

Total assets	$4,496	$4,461

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$225	$209
Accrued royalties	1,226	1,142
Taxes and other withholdings	31	32
Current portion of long-term debt	17	17
Other current liabilities	358	377

Total current liabilities	1,857	1,777
Long-term debt	2,046	2,048
Deferred tax liabilities	244	197
Other noncurrent liabilities	228	224

Total liabilities	4,375	4,246

Commitments and Contingencies (See Note 17)
Shareholder’s equity:
Common stock	—	—
Additional paid-in capital	268	348
Accumulated deficit	(146)	(140)
Accumulated other comprehensive (loss) income, net	(1)	7

Total shareholder’s equity	121	215

Total liabilities and shareholder’s equity	$4,496	$4,461

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005
	(in millions, except per share data)
Revenues (b)	$3,385	$3,516	$3,502
Costs and expenses:
Cost of revenues (a)(b)	(1,823)	(1,822)	(1,850)
Selling, general and administrative expenses (a)(b)	(1,164)	(1,232)	(1,305)
Other income, net	73	14	4
Amortization of intangible assets	(206)	(193)	(187)
Loss on termination of management agreement	—	—	(73)
Restructuring costs	(50)	—	(7)

Total costs and expenses	(3,170)	(3,233)	(3,418)

Operating income	215	283	84
Interest expense, net (b)	(167)	(165)	(146)
Net investment-related gains	—	—	1
Equity in the gains (losses) of equity-method investees, net	—	1	(1)
Other income, net	—	3	7
Minority interest expense	(5)	—	—

Income (loss) before income taxes	43	122	(55)
Income tax expense	(49)	(47)	(55)

Net (loss) income	$(6)	$75	$(110)

(a) Includes depreciation expense of:	$(40)	$(42)	$(51)

(b) Includes the following income (expenses) resulting from transactions with related companies (Note 16)
Revenues	$8	$6	$9
Cost of revenues	(1)	(3)	(3)
Selling, general and administrative expenses	(4)	(16)	(7)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Cash Flows

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005
	(in millions)
Cash flows from operating activities
Net (loss) income	$(6)	$75	$(110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	246	235	238
Deferred taxes	(2)	(11)	(7)
Non-cash interest expense	41	35	37
Net investment-related gains	—	—	(1)
Equity in the (gains) losses of equity-method investees, including distributions	—	(1)	1
Non-cash, stock-based compensation expense	10	16	25
Other non-cash adjustments	(4)
Minority interest expense	5	—	—
Changes in operating assets and liabilities:
Accounts receivable	73	53	(69)
Inventories	3	—	(3)
Royalty advances	18	(40)	(2)
Accounts payable and accrued liabilities	(78)	(60)	45
Other balance sheet changes	(7)	8	54

Net cash provided by operating activities (a)	299	310	208

Cash flows from investing activities
(Loans to third parties) or repayments of loans to third parties	(14)	7	(10)
Other investments and acquisitions	(237)	(105)	(78)
Investment proceeds	7	—	54
Capital expenditures	(29)	(30)	(30)

Net cash used in investing activities	(273)	(128)	(64)

Cash flows from financing activities
Borrowings	—	—	250
Financing costs	—	—	(3)
Debt repayments	(17)	(17)	(14)
Capital contributions	—	—	73
Returns of capital and dividends paid	(90)	(96)	(742)
Due to parent	1	4	(11)
Other	—	—	(3)

Net cash used in financing activities	(106)	(109)	(450)

Effect of foreign currency exchange rate changes on cash	13	6	(2)

Net (decrease) increase in cash and equivalents	(67)	79	(308)
Cash and equivalents at beginning of period	326	247	555

Cash and equivalents at end of period	$259	$326	$247

(a)	Net cash used in operating activities for the twelve months ended September 30, 2007, 2006 and 2005 includes approximately $33 million, $10 million and $80 million of restructuring payments, respectively.

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Shareholder’s Equity

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
	(in millions)
Balance at September 30, 2004	$1,076	$(104)	$6	$978
Comprehensive loss:
Net loss	—	(110)	—	(110)
Foreign currency translation adjustment	—	—	3	3
Deferred gains on derivative financial instruments	—	—	12	12

Total comprehensive loss	—	(110)	15	(95)
Return of capital	(742)	—	—	(742)
Capital contribution	73	—	—	73
Issuance of stock options and restricted shares of common stock	25	—	—	25
Other	(4)	—	—	(4)

Balance at September 30, 2005	$428	$(214)	$21	$235

Comprehensive loss:
Net income	—	75	—	75
Foreign currency translation adjustment	—	—	(8)	(8)
Minimum pension liability	—	—	(4)	(4)
Deferred gains on derivative financial instruments	—	—	(2)	(2)

Total comprehensive loss	—	75	(14)	61
Returns of capital	(96)	—	—	(96)
Issuance of stock options and restricted shares of common stock	16	—	—	16
Other	—	(1)	—	(1)

Balance at September 30, 2006	$348	$(140)	$7	$215

Comprehensive loss:
Net loss	—	(6)	—	(6)
Foreign currency translation adjustment	—	—	(2)	(2)
Minimum pension liability	—	—	8	8
Deferred gains on derivative financial instruments	—	—	(14)	(14)

Total comprehensive loss	—	(6)	(8)	(14)
Returns of capital	(90)	—	—	(90)
Issuance of stock options and restricted shares of common stock	10	—	—	10

Balance at September 30, 2007	$268	$(146)	$(1)	$121

See accompanying notes.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements

1. Description of Business

WMG Acquisition Corp. (the “Company”) is one of the world’s major music content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner. Effective March 1, 2004, the Company acquired Old WMG from Time Warner for approximately $2.6 billion. The Company is a direct, wholly owned subsidiary of Holdings, which in turn, is a direct, wholly owned subsidiary of Parent. Parent, Holdings and the Company were formed by a private equity consortium of Investors Investor Group on November 21, 2003 to facilitate the Acquisition. The original Investor Group included Thomas H. Lee Partners, L.P. and its affiliates (“THL”), Bain Capital and its affiliates (“Bain”), Providence Equity Partners, Inc. and its affiliates (“Providence”) and Music Capital Partners, L.P. (“Music Capital”). Music Capital’s partnership agreement required that the Music Capital partnership dissolve and commence winding up by the second anniversary of the Company’s May 2005 initial public offering. As a result, on May 7, 2007, Music Capital made a pro rata distribution of all shares of common stock of the Company held by it to its partners. The shares held by Music Capital had been subject to a stockholders agreement among Music Capital, THL, Bain and Providence and certain other parties. As a result of the distribution, the shares distributed by Music Capital ceased to be subject to the voting and other provisions of the stockholders agreement and Music Capital was no longer part of the Investor Group subject to the stockholders agreement.

The Company classifies its business interests into two fundamental operations: recorded music and music publishing. A brief description of those operations is presented below.

Recorded Music Operations

The Company’s Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, the Company established the ILG to discover artists earlier in the process and at lower cost by leveraging the Company’s independent distribution network.

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

On May 31, 2006, the Company completed the acquisition of Ryko, a leading independent, integrated music and entertainment company. In January 2007, the Company acquired a majority interest in Roadrunner, which includes Roadrunner Records, one of the leading hard rock and heavy metal labels. See Note 5.

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

Recorded Music distribution operations include WEA Corp., which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record music label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and ADA Global, which provides ADA’s distribution services to independent labels outside of the U.S.

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

Warner/Chappell also previously owned WBP, which printed and distributed a broad selection of sheet music, books and educational materials, orchestrations, folios, personality books, and arrangements from the catalogs of Warner/Chappell and other music publishers. On May 31, 2005, the Company sold its printed sheet music business to Alfred Publishing. See Note 5.

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

2. Basis of Presentation

Basis of Consolidation

The accompanying financial statements present the consolidated accounts of such businesses for all periods. The consolidated accounts include 100% of the assets, liabilities, revenues, expenses, income, losses and cash flows of the Company and all entities in which the Company has a controlling voting interest and/or variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Significant inter-company balances and transactions have been eliminated in consolidation and combination.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates due to, among other factors, the risks inherent in the recorded music and music publishing businesses, including continuing industry-wide piracy. Estimates are used when accounting for certain items such as allowances for doubtful accounts and sales returns, depreciation and amortization, asset recoverability and impairments (including royalty advances and intangible assets), contingencies, reserves (including certain royalty payables) and the value of stock-based compensation.

Cash and Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Short-term Investments

The Company considers all investments with maturities greater than three months, but less than one year, when purchased to be short-term investments. Short-term investments include high-quality, investment grade securities such as taxable auction rate securities as well as commercial paper and corporate bonds. Auction rate securities are classified as available for sale and are carried at fair value. Unrealized gains and losses on such securities are included in accumulated other comprehensive income (loss). Commercial paper and corporate bonds that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and carried at cost, which due to the short-term nature of the investments, approximates fair value.

Foreign Currency Translation

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statement of shareholder’s equity as a component of accumulated other comprehensive income (loss).

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

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to long-term, fixed-rate debt and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. See Note 11 for the fair value of the Company’s debt.

Revenues

Recorded Music

In accordance with industry practice and as is customary in many territories, certain products (such as CDs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future estimated returns. Revenues from the sale of recorded music products through digital distribution channels are recognized when the products are sold and related sales accounting reports are delivered by the providers.

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

Advertising

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs,” advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $144 million, $202 million, and $192 million for the years ended 2007, 2006, and 2005, respectively. Deferred advertising costs, which principally relate to advertisements that have not been exhibited or services that have not been received, were approximately $2 million at both September 30, 2007 and 2006.

Concentration of Credit Risk

The Company has 15 significant recorded music customers that individually represent from 1% to 7% of the Company’s consolidated gross accounts receivable, and approximately 38% in the aggregate. Based on a history of cash collection, the Company does not believe there is any significant collection risk from such customers. Additionally, in the recorded music business, the Company has 15 key customers that generate significant sales volume. For the twelve months ended September 30, 2007, these customers comprised approximately 32% of recorded music revenues.

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

Investments

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46”) requires that the Company first evaluate its investments to determine if any investments in companies in which the Company has significant influence, but less than a controlling voting interest, qualify as a variable interest entity (“VIE”). In determining if an entity is a VIE, FIN 46 requires one to evaluate whether the equity of the entity is sufficient to absorb its expected losses. The evaluation requires the consideration of qualitative factors and various assumptions, including expected future cash flows and funding needs. Even if the entity’s equity is determined to be sufficient to absorb expected losses, the rules provide that in certain circumstances there needs to be a qualitative assessment as to whether “substantially all” the benefits of the entity are for the benefit of one of the variable interest holders. In such circumstances, the entity would be deemed a VIE. FIN 46 further provides that the primary beneficiary of a VIE is required to consolidate the VIE’s operations.

For investments in companies in which the Company has significant influence, but less than a controlling voting interest, that do not qualify as VIE’s under the provisions of FIN 46, the Company accounts for the investments using the equity method. This is generally presumed to exist when the Company owns between 20% and 50% of the investee. Should the Company had a greater than 50% ownership interest in an investee and the minority shareholders’ held certain rights that allowed them to participate in the day-to-day operations of the business, the Company would also use the equity method of accounting.

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

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement 109” (“FIN 48”) was issued. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of fiscal 2008. The Company does not expect that the adoption of FIN 48 will have a material impact on its financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of shareholder’s equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FAS 133, which include interest-rate swap and foreign exchange contracts. The following summary set forth the components of other comprehensive income (loss), net of related taxes, that have been accumulated in shareholder’s equity since September 30, 2004:

	Foreign Currency Translation Gain (Losses)	Minimum Pension Liability Adjustment	Derivative Financial Instruments Gain (Losses)	Accumulated Other Comprehensive Gain (Losses)
	(in millions)
Balance at September 30, 2004	$10	—	$(4)	$6
Activity through September 30, 2005	3	—	12	15

Balance at September 30, 2005	$13	—	$8	$21
Activity through September 30, 2006	(8)	(4)	(2)	(14)

Balance at September 30, 2006	$5	$(4)	$6	$7
Activity through September 30, 2007	(2)	8	(14)	(8)

Balance at September 30, 2007	$3	$4	$(8)	$(1)

4. Acquisitions and Dispositions

Acquisition of Roadrunner Music Group

On January 29, 2007, the Company acquired 73.5% of Roadrunner, which includes Roadrunner Records, a leading hard rock and heavy metal label. The transaction was accounted for under the purchase method of accounting, and the results of operations of Roadrunner have been included in the Company’s results of operations from the date of acquisition. The purchase price has been preliminarily allocated to the underlying net assets acquired in proportion to the estimated fair value, principally recorded music catalog, artist contracts and goodwill. The accompanying consolidated financial statements include the following allocation of the approximately $83 million purchase price, consisting of a cash payment of $59 million and estimated future payment obligations of $24 million: recorded music catalog, $15 million; artists’ contracts, $26 million; goodwill, $39 million; tangible assets, $36 million; and tangible liabilities, $33 million.

In connection with the signing of the initial agreement in December 2006, the Company had loaned Roadrunner approximately $52 million in the form of a promissory note. The note was repaid in connection with the close of the acquisition on January 29, 2007. In addition, in connection with the closing, the Company loaned the minority owner approximately $14.3 million in the form of a promissory note, which bears an annual simple rate of interest of 4.73% and matures in six years and can be utilized to satisfy any of the Company’s future payment obligations.

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

5. Investments

The Company’s investments consist of:

	September 30, 2007	September 30, 2006
	(in millions)
Equity-method investments	$138	$15
Cost-method investments	8	10

	$146	$25

The Company’s significant equity-method investment at September 30, 2007 relates to its minority interest in Frontline Management of approximately $121 million. The Company has preliminarily allocated its purchase price to its share of the underlying net assets and will finalize the allocation in fiscal 2008. The Company’s significant equity-method investment at September 30, 2006 relates to an investment in Royalty Services, L.P. (25% owned) to develop a shared royalty system platform with Universal Music Group, Exigen Group and Lightspeed Venture Partners. During 2007, the Company made additional capital contributions to its investment in Royalty Services, L.P., as required by the agreement.

Net Investment-Related Gains

There were no significant investment-related gains or losses recognized in the twelve-month period ended September 30, 2007 and 2006. For the year ended September 30, 2005 the Company recognized $1 million of net investment-related gains, primarily related to the disposition of an equity-method investment.

6. Inventories

Inventories consist of the following:

	September 30, 2007	September 30, 2006
	(in millions)
Compact discs, cassettes and other music-related products	$56	$57
Published sheet music and song books	2	2

	$58	$59

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2007	September 30, 2006
	(in millions)
Land	$21	$22
Buildings and improvements	108	108
Furniture and fixtures	25	21
Computer hardware and software	133	110
Construction in Progress	6	4
Machinery and equipment	7	3

	300	268
Less accumulated depreciation	(167)	(122)

	$133	$146

8. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the year ended September 30, 2007 and September 30, 2006:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2005	$294	$575	$869
Acquisitions	80	—	80
Other adjustments	(18)	(2)	(20)

Balance at September 30, 2006	$356	$573	$929
Acquisitions	83	2	85
Other adjustments	35	16	51

Balance at September 30, 2007	$474	$591	$1,065

The acquisitions of goodwill in 2007 primarily relate to the acquisition of Roadrunner for approximately $83 million consisting of $59 million in cash and an estimated future payment obligation of $24 million as described in Note 5. The allocation of the Roadrunner purchase price included $39 million of goodwill acquired. The remaining $44 million of goodwill additions relate to various acquisitions that are not individually material.

The acquisition of goodwill in 2006 primarily relates to the acquisition of Ryko for approximately $68 million in cash as described in Note 4. The allocation of the Ryko purchase price included approximately $52 million of goodwill acquired. The remaining $28 million of goodwill additions relate to various acquisitions that are not individually material.

Other adjustments to goodwill in 2007 primarily reflect the finalization of deferred tax balances associated with various tax and book basis differences. Purchase accounting adjustments in 2006 relate to changes in the initial estimates of the restructuring costs that arose from the Acquisition and changes to the fair value of assets and liabilities recorded in connection with the Acquisition. These changes were determined in connection with the Company’s finalization of the purchase price allocation related to the Acquisition and include the settlement of certain receivables from Time Warner for an amount that is $12 million less than the original amount recorded. The remaining adjustments relate mainly to revisions of the costs to terminate artist contracts and other long-term agreements, and changes to pre-Acquisition deferred tax liability and taxes payable balances.

The Company performs its annual goodwill impairment test in accordance with FAS 142 during the fourth quarter of each fiscal year. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The results of the test were that no impairment occurred in 2007.

Other Intangible Assets

Other intangible assets consist of the following:

	September 30, 2006	Acquisitions	Other (a)	September 30, 2007
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog	$1,288	$17	$14	$1,319
Music publishing copyrights	852	25	39	916
Artist contacts	39	26	1	66
Trademarks	10	1	—	11
Other intangible assets	4	2	—	6

	2,193	71	54	2,318
Accumulated amortization	(482)			(686)

Total net intangible assets subject to amortization	1,711			1,632
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,811			$1,732

(a)	Other represents foreign currency translation adjustments.

The increase in the Company’s gross intangible assets primarily reflects the acquisition of Roadrunner. Of the underlying net assets acquired of Roadrunner, it primarily relates to music catalog of approximately $15 million and artist contracts of approximately $26 million.

Amortization

Based on the amount of intangible assets subject to amortization at the end of September 2007, the expected amortization for each of the next five fiscal years is as follows:

Years Ended September 30,
(in millions)
2008	$202
2009	202
2010	195
2011	194
2012	193
Thereafter	646

$1,632

The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets established in the accounting for the Acquisition effective as of March 1, 2004 as follows: ten years for recorded music catalog, fifteen years for music publishing copyrights and fifteen years for trademarks. Newly acquired are recorded music catalog balances have estimated useful lives ranging from five to ten years. Newly acquired music publishing copyright balances have useful lives ranging from ten to fifteen years. Artist contracts acquired by the Company have variable estimated useful lives which do not exceed ten years.

9. Restructuring Costs

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

The Company intends to enhance its effectiveness, flexibility, structure, and performance by reducing and realigning long-term costs. This will primarily consist of the reorganization of management structures to more adequately and carefully address regional needs and new business requirements, to reduce organizational complexity and to improve leadership channels. The Company also intends to continue to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. Part of the plan will also result in the outsourcing of some back-office functions as a cost-savings measure

The changes described were implemented by the end of the fiscal year 2007. The Company incurred all of the costs associated with the realignment plan in fiscal year 2007. Approximately $50 million of restructuring costs have been incurred since the realignment plan was implemented. The Company has also incurred approximately $13 million of implementation charges. To implement such changes, the Company reduced headcount by approximately 400 employees. The Company expects the majority of any cost savings to be offset by new business initiatives such as digital distribution and video.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Liability as of September 30, 2006	$—	$—	$—
Additions in 2007	48	2	50
Cash paid in 2007	(32)	(1)	(33)

Liability as of September 30, 2007	$16	$1	$17

2005 Restructuring Activities

In August of 2005, Jason Flom, the co-chairman of The Atlantic Records Group left the Company. In an effort to streamline the businesses, the Company merged the operations of Lava Records into the operations of The Atlantic Records Group in September 2005. As a result, certain employee positions at Lava were restructured. In addition to restructuring such employee positions, the Company evaluated its workforce at other affiliates and restructured certain other positions in order to maximize cost effectiveness. These employee terminations resulted in restructuring charges of $4 million in the year ended September 30, 2005. Additionally, certain artists’ contracts were terminated as part of the cost-saving initiative. Such artist contract terminations resulted in $3 million restructuring charges in the year ended September 30, 2005, of which $1 million was reversed in 2006.

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

Based on the restructuring plans already implemented, the Company revised its original estimates of restructuring costs during the years ended September 30, 2006 and 2005, resulting in an overall reduction in the restructuring costs of approximately $4 million and $32 million, respectively. As of September 30, 2007, the Company had approximately $22 million of liabilities for Acquisition-related restructuring costs recorded in its balance sheet. These liabilities represent estimates of future cash obligations for all restructuring activities that had been implemented. The outstanding balance of these liabilities primarily relate to extended payment terms for long-term lease obligations for vacated facilities or long-term artist commitments. These remaining lease obligations are expected to be settled by 2019. We expect to pay a majority of the remaining costs in fiscal 2008.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Liability as of September 30, 2004	$71	$108	$179
Cash paid in 2005	(53)	(27)	(80)
Non-cash reductions in 2005 (a)	—	(18)	(18)
Reversals of PPA liabilities in 2005	(4)	(28)	(32)

Liability as of September 30, 2005	$14	$35	$49
Cash paid in 2006	(9)	(1)	(10)
Non-cash reductions in 2006 (a)	—	(3)	(3)
Reversals of PPA liabilities in 2006 (b)	(1)	(3)	(4)

Liability as of September 30, 2006	$4	$28	$32
Cash paid in 2007	—	(5)	(5)
Non-cash reductions in 2007 (a)	(1)	(4)	(5)

Liability as of September 30, 2007	$3	$19	$22

(a)	Principally relates to changes in foreign currency exchange rates and the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter, co-publisher and other contracts.
(b)	Excess liabilities during the twelve months ended September 30, 2006 and 2005 were either reversed through the statement of operations or were recorded as reduction of the initial purchase price of the Acquisition.

10. Other Current and Noncurrent Liabilities

Other current liabilities consist of the following (in millions):

	September 30, 2007	September 30, 2006
Accrued expenses	$171	$156
Accrued restructuring	14	—
Accrued compensation and benefits	70	107
Deferred income	57	54
Acquisition and merger-related restructuring liabilities	8	18
Other contractual obligations	2	8
Accrued interest	36	34

	$358	$377

Other noncurrent liabilities consist of the following (in millions):

	September 30, 2007	September 30, 2006
Deferred income	$6	$9
Accrued compensation and benefits	27	29
Minority interest	12	10
Acquisition and merger-related restructuring liabilities	14	14
Unfavorable and other contractual obligations	126	122
Other	43	40

	$228	$224

11. Debt

In connection with the Acquisition, the Company incurred $1.650 billion of indebtedness consisting of (i) $1.150 billion of borrowings under the term loan portion of a senior secured credit facility and (ii) $500 million of borrowings under a senior subordinated bridge loan facility (the “Bridge Loan”). In April 2004, the Company refinanced certain of this debt (the “Refinancing”). The following summarizes the Refinancing, the Company’s debt capitalization as of September 30, 2007 and 2006, the principal terms of the Company’s financing arrangements.

The Refinancing

In April 2004, the Company incurred $697 million of new indebtedness, consisting of the issuance of (i) $465 million principal amount of 7.375% Senior Subordinated Notes due 2014, (ii) 100 million Sterling principal amount of 8.125% Senior Subordinated notes due 2014 (U.S. dollar equivalent of $182 million as of April 2004) and (iii) $50 million of additional borrowings under the term loan portion of the Company’s senior secured credit facility.

Together with available cash on hand, such proceeds were used (i) to repay all $500 million of borrowings under the Bridge Loan, (ii) to redeem a portion of the cumulative preferred stock of Holdings in the amount of $202 million and (iii) to pay certain financing-related transaction costs.

Debt Capitalization

As of September 30, 2007 and 2006, the Company’s long-term debt consisted of (in millions):

	September 30, 2007	September 30, 2006
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan (a)	1,396	1,413

	1,396	1,413
7.375% U.S. dollar-denominated Notes due 2014—Acquisition Corp	465	465
8.125% Sterling-denominated Notes due 2014—Acquisition Corp (b)	202	187

Total debt	2,063	2,065
Less current portion	(17)	(17)

Total long term debt	$2,046	$2,048

(a)	Decrease in term loan balance relates to quarterly repayments under our senior secured credit facility.
(b)	Increase represents the impact of foreign currency exchange rates on the carrying value of the Sterling- denominated notes.

In connection with the Acquisition, the Company entered into a senior secured credit facility. The senior secured credit facility consists of a $1.450 billion term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. The Company is required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales, casualty and condemnation events and incurrence of debt. Additionally, the Company is required to make minimum repayments under the term loan portion of the facility in quarterly principal amounts of $4 million until November 2010, with a remaining balloon payment in February 2011.

The revolving credit portion of the senior secured facility matures in six years in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the current term loan and revolving credit portion of the senior secured credit facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margins for borrowings under the senior secured credit facility are 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings, which reflects a reduction from the initial applicable margin rates of 1.75% and 2.75% for base rate borrowings and LIBOR borrowings, respectively, which occurred during the twelve months ended September 30, 2007.

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

Senior Subordinated Notes due 2014

The Company has outstanding two tranches of Senior Subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes (the “U.S. Notes”) and 100 million principal amount of Sterling-denominated notes (the “Sterling Notes” and collectively, the “Subordinated Notes”). The Subordinated Notes mature on April 15, 2014. Interest is payable on the Subordinated Notes on a semi-annual basis at a fixed rate of 7.375% per annum for the U.S. Notes and 8.125% per annum for the Sterling Notes.

The Subordinated Notes are redeemable in whole or in part, at the option of the Company, at any time at a redemption price defined under the indenture governing the Subordinated Notes (the “Indenture”) that generally includes a premium. In addition, upon a change of control and upon certain asset sales as specified under the Indenture, may be required to make an offer to redeem the Subordinated Notes from the holders at a redemption price defined under the Indenture that includes a premium.

The Subordinated Notes are unsecured and subordinated to all of the Company’s existing and future senior indebtedness, including it’s obligations under its senior secured credit facility. Each of the Company’s wholly owned domestic subsidiaries that have guaranteed the obligations under the senior secured credit facility also have guaranteed the Subordinated Notes on a joint, several and unconditional basis.

The Indenture limits the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose off all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries.

Subject to certain exceptions, the Indenture permits the Company to incur additional indebtedness, including secured indebtedness.

The Holdings Refinancing

In December 2004, the Company’s direct parent, Holdings issued $847 million principal amount of debt consisting of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the “Holdings Floating Rate Notes”), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the “Holdings Discount Notes”) and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the “Holdings PIK Notes,” and collectively, the “Holdings Notes”). The gross proceeds of $696 million received from the issuance of the Holdings Notes were used to (i) redeem the remaining shares of cumulative preferred stock of Holdings at a redemption price of $209 million, including $9 million of accrued and unpaid dividends, (ii) pay a return of capital to Parent Corp. and its shareholders’ in the aggregate amount of $472 million and (iii) pay debt-related issuance costs of approximately $15 million.

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

In connection with the redemption of the Holdings Floating Rate Notes and 35% of the Holdings Discount Notes, the Company was required to pay redemption premiums of $10 million and $9 million, respectively, which the Company paid on June 15, 2005 and recorded as a loss on the repayment of the notes in the consolidated statement of operations for the year ended September 30, 2005.

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

The indenture governing the Holdings Notes limits Holdings’ ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries.

Interest Expense and Maturities

Total interest expense was $180 million for the year ended September 30, 2007, $179 million for the year ended September 30, 2006, and $195 million for the year ended September 30, 2005. The weighted-average interest rate of the Company’s total debt at September 30, 2007 and 2006 was 7.23% and 6.85%, respectively.

Based on the amount of debt outstanding as of September 30, 2007, annual repayments of long-term debt of $17 million are required for 2008 – 2010, with an additional repayment of $4 million and a balloon payment of $1.341 billion in 2011.

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2007, the carrying value of the Company’s fixed-rate debt exceeded its fair value by approximately $65 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

12. Income Taxes

For the years ended September 30, 2007, 2006, and 2005, the Company has been stand-alone tax filer.

Domestic and foreign pretax income (loss) are as follows (in millions):

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005
Domestic	$22	$31	$(135)
Foreign	21	91	80

Total	$43	$122	$(55)

Current and deferred income taxes (tax benefits) provided are as follows (in millions):

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005
Federal:
Current	$2	$—	$—
Deferred	5	—	—

Foreign:
Current (a)	46	52	53
Deferred	(7)	(11)	—

U.S. State:
Current	3	6	2
Deferred	—	—	—

Total	$49	$47	$55

(a)	Includes cash withholding taxes of $14 million, $15 million and $14 million for the years ended September 30, 2007, 2006, and 2005, respectively.

The differences between the U.S. federal statutory income tax rate of 35% and income taxes provided are as follows (in millions):

	Year Ended September 30, 2007	Year Ended September 30, 2006	Ended September 30, 2005
Taxes on income at the U.S. federal statutory rate	$15	$43	$(20)
U.S. state and local taxes	3	6	2
Foreign income taxed at different rates, including withholding taxes (a)	20	26	14
Loss without benefit / (release of valuation allowance), net	12	(26)	62
Other	(1)	(2)	(3)

Total income tax expense	$49	$47	$55

(a)	Includes residual U.S. tax on certain foreign income not permanently reinvested for the year ended September 30, 2006.

During the year ended September 30, 2007, the Company incurred losses in certain foreign territories and have offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. During the year ended September 30, 2006, the Company utilized a portion of its U.S. deferred tax assets for which no benefit has been previously recorded. The balance of the U.S. tax attributes remaining at the end of September 30, 2007 continues to be offset by a full valuation allowance as the Company has determined that it is more likely than not that these attributes will not be utilized. The Company is an indirect, wholly owned subsidiary of Parent and therefore, its results are included as part of Parent’s U.S. consolidated federal income tax return. Significant components of Parent’s net deferred tax assets/(liabilities) are summarized below (in millions):

	September 30, 2007	September 30, 2006
Deferred tax assets:
Allowances and reserves	$58	$51
Employee benefits and compensation	29	34
Other accruals	75	88
Depreciation and amortization	4	22
Tax attribute carryforwards	241	194
Other	17	9

Total deferred tax assets	424	398
Valuation allowance	(349)	(337)

Net deferred tax assets	75	61

Deferred tax liabilities:
Assets acquired in business combinations	(279)	(213)

Total deferred tax liabilities	(279)	(213)

Net deferred tax liabilities	$(204)	$(152)

At September 30, 2007, $71 million of the total valuation allowance of $349 million is related to deferred tax assets that were recorded in purchase accounting, which when released will be reversed through goodwill.

At September 30, 2007, Parent has U.S. federal tax net operating loss carryforwards of $200 million, which will begin to expire in fiscal year 2024 and tax net operating losses in certain U.S. state and foreign jurisdictions expiring in various periods. In addition, the Company has foreign tax credit carryforwards for U.S. tax purposes of $56 million, which will begin to expire in 2014.

Parent’s U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries of approximately $650 million at September 30, 2007. Should these earnings be distributed, foreign tax credits, subject to various limitations, would be available to reduce the additional federal income tax that would be payable. Availability of these credits is subject to limitations which make it impracticable to estimate the amount of the ultimate deferred tax liability, if any, on these accumulated foreign earnings.

13. Pensions

Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material in the aggregate and have a combined projected benefit obligation of approximately $43 million and $44 million as of September 30, 2007 and 2006, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had an aggregate pension liability relating to these plans of approximately $28 million recorded in its balance sheet as of September 30, 2007 and 2006.

The FASB recently issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (“FAS 158”), which the Company adopted in the first quarter of fiscal 2007. FAS 158 requires all companies to recognize the funded status of plans on the balance sheet. Under FAS 158, all underfunded plans are aggregated and recorded as a liability and all overfunded plans are aggregated and recorded as an asset. The company recorded an adjustment to reflect the implementation of FAS 158, which resulted in an other pension asset of $1 million and additional pension liability of $3 million, and an other comprehensive income of $2 million. The Company also recorded related tax adjustments of approximately $2 million.

FAS 158 also eliminates the early measurement date option previously permitted under the related guidance. The Company will be required to implement this change in the fiscal year ending September 30, 2008.

For each of the years ended September 30, 2007, 2006, and 2005, pension expense amounted to $3 million.

Certain employees also participate in pre-tax defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $2 million for the year ended September 30, 2007, $3 million for the year ended September 30, 2006, and $4 million for the year ended September 30, 2005.

14. Stock-Based Compensation Plans

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

2005 Omnibus Stock Plan

In May 2005, the board of Parent adopted the 2005 Omnibus Stock Plan, or 2005 Plan, which authorized the granting of stock based awards to purchase up to 3,416,133 shares of Parent’s common stock. The 2005 Plan was amended and restated as of February 23, 2007. Under the 2005 Plan, the board of directors or the compensation committee will administer the plan and has the power to make awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to employees, directors and others as set forth in the 2005 Plan. The types of awards that may be granted include restricted and unrestricted stock, incentive and non-statutory stock options, stock appreciation rights, performance units and other stock based awards. Each award agreement specifies the number and type of award, together with any other terms and conditions as determined by the board of directors or the compensation committee in their sole discretion. Eligible employees include any employee who does not already have any other equity participation in the Company. The Company has granted options and restricted stock and may grant additional awards under the 2005 Plan to certain members of our current or future management and directors. Options granted generally have a 10-year term, the exercise price will equal at least 100% of the fair market value on the date of the grant and generally vest in four equal installments on the day prior to each of first through fourth anniversaries of the effective date of the stock option agreement, subject to the employee’s continued employment.

Stock Options

The following is a summary of the Company’s stock option awards of Parent’s stock for the fiscal year ended September 30, 2007:

	Number of options granted	Weighted- average exercise price
Shares options outstanding at September 30, 2006	4,737,390	$9.41
Share options granted in 2007	815,000	$15.09
Share options exercised in 2007	(458,956)	$4.40
Share options forfeited in 2007	(278,484)	$8.31

Shares options outstanding at September 30, 2007	4,814,950	$10.91
Share options exercisable at September 30, 2007	2,017,927	$9.55

The share options that were vested and exercisable as of September 30, 2007 have an aggregate intrinsic value of $1.1 million and a weighted-average remaining contractual term of 7.19 years.

The Company granted its employees stock option awards as follows:

	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2006	Fiscal Year Ended September 30, 2005
Share options granted	815,000	340,000	5,183,690
Weighted-average grant date fair value	$7.13	$9.73	$7.24

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

Weighted average assumptions used to calculate fair market value of stock options:	Year ended September 30, 2007	Year ended September 30, 2006	Year ended September 30, 2005
Dividend yield	3.9%	2.2%	0%
Expected volatility	50.0%	50.0%	47.8%
Risk-free interest rate	4.59%	4.58%	3.80%
Expected term	6.00 years	6.00 years	6.01 years

For periods prior to and subsequent to the Parent’s initial public offering, the Company has estimated its expected volatility using comparative company historical stock price volatility in order to appropriately estimate the volatility of the stock underlying its stock option awards. In periods where sufficient data is available, the Company will calculate its own historical volatility to estimate the volatility of its underlying stock price.

The Company calculates the expected term of its stock options by considering employee attrition rates, employee exercise activity, the length of the vesting period for each award and the length of the expiration period for each award. The Company calculates the expected term by segmenting its employees between senior executives and other employees and analyzing the expected life for each segment using historical and expected exercise behavior.

Option Exercises

During the fiscal year ended September 30, 2007 and 2006, employees exercised 458,956 and 872,009 stock options with a total intrinsic value of $2.6 million and $17.1 million, respectively. There were no stock options exercised in the fiscal year ended September 30, 2005. Total cash received from stock option exercises in 2007 and 2006 was $2.2 million and $2.9 million, respectively.

Restricted Stock

The following is a summary of the Company’s restricted stock awards of Parent’s stock for the fiscal year ended September 30, 2007:

	Number of restricted shares	Weighted- average grant date fair value
Unvested restricted shares at September 30, 2006	4,466,418	$4.07
Restricted shares granted in 2007	193,210	$18.08
Restricted shares vested in 2007	(1,979,768)	$2.99
Restricted shares forfeited in 2007	(238,990)	$12.99

Unvested restricted shares at September 30, 2007	2,440,870	$5.18

The weighted-average grant date fair value of restricted shares awarded in the fiscal year ended September 30, 2005, 2006, and 2007 was $15.47, $24.71 and $18.08, respectively.

The total fair value of the restricted shares that vested in the fiscal years ended September 30, 2007, 2006, and 2005 was $5.9 million, $7.4 million and $1.5 million, respectively.

Compensation Expense

The Company recognized non-cash compensation expense related to its stock-based compensation plans of $10 million, $16 million and $25 million for the fiscal years ended September 30, 2007, 2006, and 2005, respectively. In addition, as of September 30, 2007 and 2006, the Company had $12.1 million and $17.1 million, respectively, of unrecognized compensation costs related to its unvested stock option and restricted stock awards. The weighted average period over which total compensation related to non-vested awards is expected to be recognized in 2.7 years.

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

15. Shareholder’s Equity

Dividends Paid

During the twelve months ended September 30, 2007, the Company declared and paid two dividends of $80 million and $10 million, respectively, both of which Holdings subsequently declared and paid to Parent to enable Parent to fund current and future dividends to its shareholders’ and other obligations.

16. Related Party Transactions

Arrangements with the Investor Group and its Affiliates

The Company entered into publicity, advertising and promotional arrangements with a certain television corporation that is owned by a member of the Investor Group. This arrangement resulted in $15 million of expenses during the twelve months ended September 30, 2006 and resulted from a negotiation that, in management’s view, reflects market rates. The Company also entered into a consulting agreement with an affiliate of the Investor Group, which resulted in $1 million of expense during the twelve months ended September 30, 2006.

Distribution Arrangements with Related Parties

In the normal course of business the Company enters into arrangements to distribute the products of third parties. In addition, the Company enters into joint ventures, and the Company distributes the products of certain companies that are its joint venture partners. During the twelve months ended September 30, 2007, 2006 and 2005 the Company recorded revenues of $8 million, $6 million and $9 million, respectively, in the statement of operations related to these arrangements. Such distribution arrangements are negotiated on an arm’s-length basis and reflect market rates.

Management/Monitoring Agreement

In connection with the Acquisition, Parent entered into a management agreement with the Investor Group for ongoing consulting and management advisory services. Pursuant to this agreement, Parent paid an aggregate of $75 million to the Investor Group under the management agreement in connection with the Acquisition and related original financing. These fees were apportioned between direct costs of the Acquisition (and capitalized as part of the allocation of purchase price) and capitalized debt issuance costs. In consideration for ongoing consulting and management advisory services, the management agreement required Parent to pay (or to cause Holdings or the Company to pay) the Investor Group an aggregate annual fee of $10 million per year (“Periodic Fees”), which was payable quarterly in advance. For the year ended September 30, 2005, the Company recorded expense of $6 million related to this fee, and such amount has been included as a component of selling, general and administrative expenses in the accompanying statement of operations.

The Investor Group terminated the Management Agreement on May 10, 2005, and on May 16, 2005, the Company paid the Investor Group a $73 million termination fee for the termination of the Management Agreement, which was reflected in the Company’s statement of operations for the year ended September 30, 2005.

17. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under many operating leases. Net rent expense was approximately $35 million, $33 million, and $37 million for the years ended September 30, 2007, 2006, and 2005, respectively.

At September 30, 2007, future minimum payments under non-cancelable operating leases (net of sublease income) are as follows:

September 30, 2007
(in millions)
2008	$32
2009	31
2010	24
2011	23
2012	21
Thereafter	64

Total	$195

The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Acquisition.

Guaranteed Minimum Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $424 million and $481 million as of September 30, 2007 and 2006, respectively. Such commitments are payable principally over a ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers.

Other

Other off-balance sheet, firm commitments, which include letters of credit and minimum funding commitments to investees, amounted to approximately $12 million and $47 million at September 30, 2007 and 2006, respectively.

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

On July 27, 2007, the parties filed a stipulation in the U.S. District Court in the Central District of California to dismiss both cases with prejudice after the Company reached a settlement with both plaintiffs wherein the Company admitted no wrongdoing. The settlement amount was not material. The Company paid each of the two plaintiffs $43,500.00 inclusive of attorneys’ fees and all other cost and expenses, to settle all claims arising from the allegations in both lawsuits. On August 9, 2007, the court approved the parties’ stipulation and dismissed both cases with prejudice, there by concluding these actions.

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

Statement of Objections

On March 30, 2007, the European Commission (“EC”) issued a Statement of Objections to Apple Inc., iTunes S.a.r.l. and one of our subsidiaries, WEA International Inc. (“WEA”). Similar Statements of Objections were also issued to Apple Inc. and each of the other major recorded music companies. The Statement of Objections targets Apple Inc.’s practice of applying certain territorial restrictions in relation to its iTunes stores in the European Economic Area (“EEA”). The EC alleges that these restrictions arise, among other ways, as a result of the agreement between Apple Inc. and WEA for the sale of downloaded music in the EEA. In the EC’s preliminary view, these restrictions may lead to a distortion of competition, infringing Article 81 of the EC Treaty. In particular, the EC asserts that (i) consumers resident in a particular EEA country in which iTunes does not operate a dedicated online store are prevented from acquiring downloaded music from iTunes and (ii) consumers resident in a particular EEA country may be required to pay a higher price for the same download than consumers resident in another EEA country or may not have access to the same downloads as are available to consumers resident in another EEA country. The EC, if it finds an infringement, may require that the alleged restriction be eliminated and also has the authority to impose fines on the parties to any infringement. The Company cooperating with the EC and, on June 29, 2007, submitted its response to the Statement of Objections to the Commission. It continues to believe that its practices have not infringed Article 81 of the EC Treaty and presented arguments to that effect in its response.

Settlement with Bertlesmann AG Regarding Napster

In April 2007, the Company entered into an agreement with Bertelsmann AG (“Bertelsmann”) related to a settlement of contingent claims held relating to Bertelsmann’s relationship with Napster in 2000-2001. The settlement covers the resolution of the related legal claims against Bertelsmann by our Recorded Music and Music Publishing businesses. As part of the settlement, the Company has received $110 million which it has shared with its artists and songwriters. The Company recorded $64 million of other income in the twelve months ended September 30, 2007 related to the settlement, the Company allocated 90% of the settlement to our Recorded Music business and 10% of the settlement to our Music Publishing business. Of such amount, $61 million was recorded as income to Recorded Music and $3 million was recorded as income to Music Publishing. These amounts were recorded net of amounts payable to recording artists and songwriters.

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

18. Derivative Financial Instruments

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

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage the floating to fixed-rate proportion of its debt portfolio. In particular, under its senior secured credit facility, the Company is required to maintain a fixed-to-floating debt ratio of at least 50% of its actual funded debt through at least April 2007. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Under interest rate swap agreements, the Company agrees to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments for a fixed term through May 2009. As of September 30, 2007, the Company had total notional amounts hedged under these agreements of $897 million.

The interest rate swap agreements have been designated as a cash flow hedge of the associated variability in future interest payments. As such, the agreements have been recorded at fair value in the accompanying consolidated balance sheet and the related gains or losses on the agreements are deferred in shareholder’s (deficit) equity (as a component of comprehensive income (loss)). These deferred gains and losses are recognized as an adjustment to interest expense in the period in which the related interest payments being hedged are made and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the amount of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts would be immediately recognized in income. The Company has not had any ineffective amounts related to interest rate swaps.

For the years ended September 30, 2007 and 2006, the Company recognized approximately $10 million and $6 million, respectively, of income on its interest rate swap agreements, which have been classified as a component of interest expense in the accompanying statement of operations. For the year ended September 30, 2005, the Company recognized approximately $4 million of expense on its interest rate swap agreements, which have been classified as a component of interest expense in the accompanying statement of operations. The Company has not recognized any material gains or losses relating to the ineffective portion of the agreements. At September 30, 2007 and 2006 the Company had deferred $4 million of net losses and $7 million, of net gains, respectively, on its interest rate swap agreements in shareholder’s (deficit) equity. The $4 million of net losses for 2007 is expected to be recognized in fiscal year 2008 and 2009 of approximately $3 million and $1 million, respectively.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Credit risk related to interest rate swaps is considered low because swaps are entered into with strong creditworthy counterparties and are limited to the net interest payments due/payable for the remaining life of the swap.

Foreign Currency Risk Management

Historically, the Company has used, and continues to use, foreign exchange contracts and foreign exchange options primarily to hedge the risk that unremitted or future royalties and license fees owed to its domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. The Company focuses on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on its major currencies, which include the euro, British pound sterling, Japanese yen, Canadian dollar, Mexican peso, Swedish krona and Australian dollar. In addition, the Company currently hedges foreign currency risk associated with financing transactions such as third party and inter-company debt and other balance sheet items.

For royalty related hedges, the Company records foreign exchange contracts at fair value on its balance sheet and the related gains or losses on these contracts are deferred in shareholder’s (deficit) equity (as a component of comprehensive income (loss)). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income, and have been immaterial. For hedges of financing transactions and other balance sheet items, hedge gains and losses are taken directly to the statement of operations since there is an equal and offsetting statement of operations entry related to the underlying exposure. Gains and losses on foreign exchange contracts generally are included as a component of other income (expense), net, in the Company’s consolidated statement of operations.

As of September 30, 2007, the Company had outstanding hedge contracts for the sale of $472 million and the purchase of $173 million of foreign currencies at fixed rates. Further, as of September 30, 2007, the Company had approximately $3 million of deferred net losses in comprehensive income (loss) related to foreign exchange hedging. As of September 30, 2006, the Company had outstanding hedge contracts for the sale of $419 million and the purchase of $163 million of foreign currencies at fixed rates. Further, as of September 30, 2006, the Company had approximately $0.2 million of deferred net gains in comprehensive income (loss) related to foreign exchange hedging.

19. Segment Information

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

	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(in millions)
2007
Revenues	$2,837	$570	$(22)	$3,385
OIBDA (a)	409	160	(108)	461
Depreciation of property, plant and equipment	(26)	(3)	(11)	(40)
Amortization of intangible assets	(146)	(59)	(1)	(206)

Operating income (loss) (a)	237	98	(120)	215
Assets	2,573	1,679	244	4,496
Capital expenditures	25	2	2	29

2006
Revenues	$3,005	$538	$(27)	$3,516
OIBDA	480	144	(106)	518
Depreciation of property, plant and equipment	(27)	(3)	(12)	(42)
Amortization of intangible assets	(136)	(57)	—	(193)

Operating income (loss)	317	84	(118)	283
Assets	2,664	1,621	176	4,461
Capital expenditures	23	2	5	30

2005
Revenues	$2,924	$607	$(29)	3,502
OIBDA (b)	380	141	(199)	322
Depreciation of property, plant and equipment	(32)	(5)	(14)	(51)
Amortization of intangible assets	(133)	(54)	—	(187)

Operating income (loss) (b)	215	82	(213)	84
Assets	2,517	1,645	299	4,461
Capital expenditures	22	2	6	30

The comparability of OIBDA and of operating income (loss) by business segment for all periods presented has been affected by the following transactions which occurred in each of the respective fiscal years as follows:.

(a)	Fiscal 2007—OIBDA and operating income (loss) have been reduced by restructuring costs of $50 million. Of such amounts, $46 million related to Recorded Music, $2 million related to Music Publishing and $2 million related to Corporate expenses and eliminations.
(b)	Fiscal 2005—OIBDA and operating income (loss) have been reduced by $7 million of restructuring costs related to Recorded Music and a loss on the termination of the management agreement of $73 million recorded in Corporate expenses and eliminations.

Revenues and total assets relating to operations in different geographical areas are set forth below. (Note that Revenues are attributed to countries based on the location of customer)

	2007		2006		2005
	Revenue	Long- lived Assets	Revenue	Long- lived Assets	Revenue	Long- lived Assets
	(in millions)
United States	$1,673	$1,989	$1,703	$1,934	$1,677	$1,863
United Kingdom	346	273	431	254	387	339
All other territories	1,366	1,111	1,382	1,028	1,438	1,049

Total	$3,385	$3,373	$3,516	$3,216	$3,502	$3,251

20. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $136 million, $141 million, and $126 million during the years ended September 30, 2007, 2006, and 2005, respectively. The Company paid approximately $59 million, $66 million, and $51 million of foreign income and withholding taxes in the years ended September 30, 2007, 2006, and 2005, respectively. The Company received $15 million, $11 million, and $6 million of foreign income tax refunds in the years ended September 30, 2007, 2006, and 2005, respectively.

Non-cash Transactions

There were no significant non-cash activities for the years ended September 30, 2007 or September 30, 2006.

WMG Acquisition Corp.

2007 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for WMG Acquisition Corp. (in millions).

	Three months ended
	September 30, 2007 (a)	June 30, 2007 (a)	March 31, 2007 (a)	December 31, 2006 (a)
Revenues	$869	$804	$784	$928
Costs and expenses
Cost of revenues	(459)	(429)	(427)	(508)
Selling, general and administrative expenses	(301)	(298)	(275)	(290)
Other income (c)	21	52	—	—
Restructuring costs (b)	(6)	(32)	(12)	—
Amortization of intangible assets	(53)	(52)	(51)	(50)

Total costs and expenses	(798)	(759)	(765)	(848)

Operating income	71	45	19	80

Interest expense, net	(42)	(41)	(42)	(42)
Equity in the gains of equity-method investees	(1)	1	—	—
Minority interest	(3)	(2)	—	—
Other income (loss), net	5	(5)	—	—

Income (loss) before income taxes	30	(2)	(23)	38
Income tax (expense) benefit	(22)	(11)	(1)	(15)

Net income (loss)	$8	$(13)	$(24)	$23

(a)	The Company’s business is seasonal. Therefore quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(b)	The three months ended September 30, 2007, June 30, 2007, and March 31, 2007 include certain restructuring costs mainly related to severance costs incurred with our realignment plan.
(c)	The year ended September 30, 2007 include $64 million related to the settlement of contingent claims held by us relating to Bertelsmann’s relationship with Napster in 2000 through 2001.

WMG Acquisition Corp.

2006 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group (in millions).

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

Supplementary Information

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

Consolidating Balance Sheet

September 30, 2007

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets
Current assets:
Cash and equivalents	$—	$109	$150	$—	$259
Accounts receivable, net	—	289	266	—	555
Intercompany receivable	(191)	410	(304)	87	2
Inventories	—	22	36	—	58
Royalty advances expected to be recouped within one year	—	99	77	—	176
Deferred tax assets	—	—	40	—	40
Other current assets	—	14	19	—	33

Total current assets	(191)	943	284	87	1,123
Royalty advances expected to be recouped after one year	—	122	94	—	216
Investments in and advances to (from) consolidated subsidiaries	2,364	742	—	(3,106)	—
Investments	—	19	127	—	146
Property, plant and equipment	—	83	50	—	133
Goodwill	—	409	656	—	1,065
Intangible assets subject to amortization	—	974	658	—	1,632
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	53	17	11	—	81

Total assets	$2,226	$3,409	$1,880	$(3,019)	$4,496

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$6	$127	$92	$—	$225
Accrued royalties	—	734	492	—	1,226
Taxes and other withholdings	—	9	22	—	31
Current portion of long-term debt	17	—	—	—	17
Other current liabilities	35	104	219	—	358

Total current liabilities	58	974	825	—	1,857
Long-term debt	2,046	—	—	—	2,046
Deferred tax liabilities, net	—	77	167	—	244
Other noncurrent liabilities	3	156	69	—	228

Total liabilities	2,107	1,207	1,061	—	4,375
Shareholder’s equity	119	2,202	819	(3,019)	121

Total liabilities and shareholder’s equity	$2,226	$3,409	$1,880	$(3,019)	$4,496

Consolidating Balance Sheet

September 30, 2006

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets
Current assets:
Cash and equivalents	$—	$208	$118	$—	$326
Accounts receivable, net	—	320	265	—	585
Intercompany receivable	(70)	195	(205)	84	4
Inventories	—	28	31	—	59
Royalty advances expected to be recouped within one year	—	109	82	—	191
Deferred tax assets	—	—	45	—	45
Other current assets	—	20	15	—	35

Total current assets	(70)	880	351	84	1,245
Royalty advances expected to be recouped after one year	—	118	89	—	207
Investments in and advances to (from) consolidated subsidiaries	2,306	681	—	(2,987)	—
Investments	—	19	6	—	25
Property, plant and equipment	—	91	55	—	146
Goodwill	—	340	589	—	929
Intangible assets subject to amortization	—	1,096	615	—	1,711
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	74	17	7	—	98

Total assets	$2,310	$3,342	$1,712	$(2,903)	$4,461

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$127	$82	$—	$209
Accrued royalties	—	689	453	—	1,142
Taxes and other withholdings	—	13	19	—	32
Current portion of long-term debt	17	—	—	—	17
Other current liabilities	33	130	214	—	377

Total current liabilities	50	959	768	—	1,777
Long-term debt	2,048	—	—	—	2,048
Deferred tax liabilities, net	—	11	186	—	197
Other noncurrent liabilities	—	151	73	—	224

Total liabilities	2,098	1,121	1,027	—	4,246
Shareholder’s equity	212	2,221	685	(2,903)	215

Total liabilities and shareholder’s equity	$2,310	$3,342	$1,712	$(2,903)	$4,461

Consolidating Statement of Operations

For The Year Ended September 30, 2007

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,794	$1,826	$(235)	$3,385
Costs and expenses:
Cost of revenues	—	(1,098)	(960)	235	(1,823)
Selling, general and administrative expenses	—	(474)	(690)	—	(1,164)
Other income, net	—	50	23	—	73
Restructuring	—	(14)	(36)	—	(50)
Amortization of intangible assets	—	(136)	(70)	—	(206)

Total costs and expenses	—	(1,672)	(1,733)	235	(3,170)

Operating income	—	122	93	—	215
Interest expense, net	(140)	(11)	(16)	—	(167)
Equity gains (losses) from consolidated subsidiaries	184	101	—	(285)	—
Minority interest	—	(3)	(2)	—	(5)
Other income, net	1	1	(2)	—	—

Income (loss) before income taxes	45	210	73	(285)	43
Income tax (expense) benefit	(49)	(56)	(30)	86	(49)

Net income (loss)	$(4)	$154	$43	$(199)	$(6)

Consolidating Statement of Operations

For The Years Ended September 30, 2006

	Year Ended September 30, 2006
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,937	$1,846	$(267)	$3,516
Costs and expenses:
Cost of revenues	—	(1,155)	(934)	267	(1,822)
Selling, general and administrative expenses	—	(445)	(787)	—	(1,232)
Other income, net	—	14	—	—	14
Amortization of intangible assets	—	(132)	(61)	—	(193)

Total costs and expenses	—	(1,718)	(1,782)	267	(3,233)

Operating income	—	219	64	—	283
Interest expense, net	(139)	(17)	(9)	—	(165)
Equity gains (losses) from consolidated subsidiaries	257	65	1	(323)	—
Equity gains (losses) from equity-method investees	—	1	—	—	1
Other income, net	4	(69)	68	—	3

Income (loss) before income taxes	122	199	124	(323)	122
Income tax (expense) benefit	(47)	(32)	(31)	63	(47)

Net income (loss)	$75	$167	$93	$(260)	$75

Consolidating Statement of Operations

For The Year Ended September 30, 2005

	Year Ended September 30, 2005
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,859	$2,019	$(376)	$3,502
Costs and expenses:
Cost of revenues	—	(989)	(1,237)	376	(1,850)
Selling, general and administrative expenses	(4)	(683)	(618)	—	(1,305)
Other income, net	—	4	—	—	4
Loss on termination of management agreement	(73)	—	—	—	(73)
Amortization of intangible assets	—	(129)	(58)	—	(187)
Restructuring Costs	—	(7)	—	—	(7)

Total costs and expenses	(77)	(1,804)	(1,913)	376	(3,418)

Operating income	(77)	55	106	—	84
Net investment-related gains	—	—	1	—	1
Interest expense, net	(108)	(17)	(21)	—	(146)
Equity gains (losses) from consolidated subsidiaries	123	86	(1)	(209)	(1)
Other income, net	5	—	2	—	7

(Loss) income before income taxes	(57)	124	87	(209)	(55)
Income tax (expense) benefit	(55)	(34)	(41)	75	(55)

Net (loss) income	$(112)	$90	$46	$(134)	$(110)

Consolidating Statement of Cash Flows

For The Year Ended September 30, 2007

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	(4)	154	43	(199)	$(6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	165	81	—	246
Deferred taxes	—	—	(2)	—	(2)
Non-cash interest expense	14	17	10	—	41
Equity in the gains (losses) of equity-method investees	(135)	(64)	—	199	—
Non-cash stock-based compensation expense	—	9	1	—	10
Non-cash, non recurring charges	—	(4)	—	—	(4)
Minority interest	—	3	2	—	5
Changes in operating assets and liabilities:	—
Accounts receivable	—	31	42	—	73
Inventories	—	2	1	—	3
Royalty advances	—	1	17	—	18
Accounts payable and accrued liabilities	—	21	(99)	—	(78)
Other balance sheet changes	—	2	(9)	—	(7)

Net cash provided by (used in) operating activities	(125)	337	87	—	299

Cash flows from investing activities:
Loan to third party	—	—	(14)	—	(14)
Other investments and acquisitions	—	(35)	(202)	—	(237)
Investment proceeds	—	—	7	—	7
Capital expenditures	—	(22)	(7)	—	(29)

Net cash used in investing activities	—	(57)	(216)	—	(273)

Cash flows from financing activities:
Debt repayments	(17)	—	—	—	(17)
Change in intercompany	232	(379)	148	—	1
Returns of capital and dividends paid	(90)	—	—	—	(90)

Net cash provided by (used in) financing activities	125	(379)	148	—	(106)
Effect of foreign currency on cash	—	—	13	—	13
Net decrease (increase) in cash	—	(99)	32	—	(67)

Cash and equivalents at beginning of period	—	208	118	—	326

Cash and equivalents at end of period	—	109	150	—	$259

Consolidating Statement of Cash Flows

For the Year Ended September 30, 2006

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	$75	$167	$93	$(260)	$75
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	163	72	—	235
Non-cash interest expense	13	22	—	—	35
Non-cash, stock-based compensation expense	—	11	5	—	16
Deferred taxes	—	—	(11)	—	(11)
Equity losses from consolidated subsidiaries	(210)	(50)	—	260	—
Equity losses from equity-method investees	—	—	(1)	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(4)	37	20	—	53
Inventories	—	1	(1)	—	—
Royalty advances	—	(58)	18	—	(40)
A/P and accrued liabilities	1	(50)	(11)	—	(60)
Other balance sheet changes	—	7	1	—	8

Net cash provided by (used in) operating activities	(125)	250	185	—	310

Cash flows from investing activities:
Repayment of loan to third party	7	—	—	—	7
Investments and acquisitions	—	(77)	(28)	—	(105)
Capital expenditures	—	(21)	(9)	—	(30)

Net cash used in investing activities	7	(98)	(37)	—	(128)

Cash flows from financing activities:
Debt repayments	(17)	—	—	—	(17)
Returns of capital and dividends paid	(96)	—	—	—	(96)
Change in intercompany	231	(33)	(194)	—	4

Net cash from financing activities	118	(33)	(194)	—	(109)

Effect of foreign currency changes on cash	—	—	6	—	6

Net (decrease) increase in cash and equivalents	—	119	(40)	—	79
Cash and equivalents at beginning of period	—	89	158	—	247

Cash and equivalents at end of period	$—	$208	$118	$—	$326

Consolidating Statement of Cash Flows

For the Year Ended September 30, 2005

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(112)	$90	$46	$(134)	$(110)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	167	71	—	238
Deferred taxes	—	—	(7)	—	(7)
Non-cash interest expense	3	22	11	1	37
Non-cash, stock-based compensation expense	—	25	—	—	25
Net investment-related losses (gains)	—	—	(1)	—	(1)
Equity losses from consolidated subsidiaries	(67)	(66)	—	134	1
Changes in operating assets and liabilities
Accounts receivable	20	(97)	8	—	(69)
Inventories	—	(1)	(2)	—	(3)
Royalty advances	(2)	11	(11)	—	(2)
A/P and accrued liabilities	20	44	(19)	—	45
Other balance sheet changes	8	(28)	75	(1)	54

Net cash provided by (used in) operating activities	(130)	167	171	—	208

Cash flows from investing activities:
Loans to third party	(10)	—	—	—	(10)
Investments and acquisitions	—	(39)	(39)	—	(78)
Investment proceeds	—	52	2	—	54
Capital expenditures	—	(21)	(9)	—	(30)

Net cash used in investing activities	(10)	(8)	(46)	—	(64)

Cash flows from financing activities:
Borrowings, net of financing costs	250	—	—	—	250
Financing costs of borrowings	(3)	—	—	—	(3)
Debt repayments	(14)	—	—	—	(14)
Capital Contributions	73	—	—	—	73
Dividends paid	(742)	—	—	—	(742)
Change in intercompany	588	(501)	(87)	—	—
Due to Parent	(11)	—	—	—	(11)
Other	(3)	(2)	2	—	(3)

Net cash from financing activities	138	(503)	(85)	—	(450)

Effect of foreign currency changes on cash	—	—	(2)	—	(2)

Net (decrease) increase in cash and equivalents	(2)	(344)	38	—	(308)
Cash and equivalents at beginning of period	2	433	120	—	555

Cash and equivalents at end of period	$—	$89	$158	$—	$247

Consolidating Statement of WMG Acquisition Corp.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Year Ended September 30, 2007
Allowance for doubtful accounts	$38	$(2)	$(16)	$20
Reserves for sales returns and allowances	165	489	(485)	169
Allowance for deferred tax asset	337	41	(29)	349

Year Ended September 30, 2006
Allowance for doubtful accounts	$50	$11	$(23)	$38
Reserves for sales returns and allowances	168	491	(494)	165
Allowance for deferred tax asset	323	37	(23)	337

Seven Months Ended September 30, 2005
Allowance for doubtful accounts	$58	$1	$(9)	$50
Reserves for sales returns and allowances	164	493	(489)	168
Allowance for deferred tax asset	293	86	(56)	323

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our Disclosure Controls provided reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no other changes in our Internal Controls over financial reporting or other factors during the period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 76 of this report and Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is located on page 77 of this report.

ITEM 9B.	OTHER INFORMATION

Item 9B is not applicable and has been omitted.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The registrant has omitted this information from this report as the registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

ITEM 11.	EXECUTIVE COMPENSATION

The registrant has omitted this information from this report as the registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The registrant has omitted this information from this report as the registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The registrant has omitted this information from this report as the registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees paid to Ernst & Young for audit services rendered in connection with the consolidated financial statements and reports for the fiscal year ended September 30, 2007 and the fiscal year ended September 30, 2006 on behalf of the Company and its subsidiaries (in thousands):

	Year Ended September 30, 2007	Year Ended September 30, 2006
Audit Fees	$8,856	$9,604
Audit-Related Fees	155	158
Tax Fees	58	25
All Other Fees	—	—

Total Fees	$9,069	$9,787

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

(a)(2) Financial Statement Schedule

The Financial Statements Schedule listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits

Exhibit No.	Description
2.1(1)	Purchase Agreement, dated as of November 24, 2003 as amended, between Time Warner Inc. and WMG Acquisition Corp.

2.2(12)	Settlement Agreement, dated as of July 13, 2005, between Time Warner Inc. and WMG Acquisition Corp.

3.1(2)	Amended and Restated Certificate of Incorporation of Warner Music Group Corp.

3.2(2)	Amended and Restated By-laws of Warner Music Group Corp.

4.1(3)	Indenture, dated as of April 8, 2004, among WMG Acquisition Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee

4.2(3)	First Supplemental Indenture, dated as of November 16, 2004, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, WEA Urban LLC and WEA Rock LLC

4.3(7)	Second Supplemental Indenture, dated as of May 17, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, NonZero (since renamed Cordless Recordings LLC) and The Biz LLC

4.4(13)	Third Supplemental Indenture, dated as of September 28, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and Lava Records LLC

4.5(14)	Fourth Supplemental Indenture, dated as of October 26, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and BB Investments LLC

4.6(15)	Fifth Supplemental Indenture, dated as of November 29, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and Perfect Game Recording Company LLC

4.7(19)	Sixth Supplemental Indenture, dated as of June 30, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

4.8(20)	Seventh Supplemental Indenture, dates as of September 29, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

4.9(24)	Eighth Supplemental Indenture, dated as of November 29, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association as Trustee.

Exhibit No.	Description
4.10(27)	Ninth Supplemental Indenture, dated as of August 3, 2007, to the Indenture dated April 8, 2004, as amended, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

4.11(28)	Tenth Supplemental Indenture, dated as of November 28, 2007 to the Indenture dated April 8, 2004, as amended among WMG Acquisition Corp., the additional subsidiary guarantors party there to and Wells Forge Bank, Nation Association, as Trustee

4.12(4)	Indenture, dated as of December 23, 2004, between WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee

4.13(12)	Guarantee of Warner Music Group Corp.

10.1(5)	Amended and Restated Credit Agreement, dated as of April 8, 2004, among WMG Acquisition Corp., the Overseas Borrowers from time to time party thereto, WMG Holdings Corp., each lender from time to time party thereto Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-arrangers and joint book managers, Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc., as co-syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent, and Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer.

10.2(5)	Amendment No. 1 to the Credit Agreement, dated as of September 30, 2004, among WMG Acquisition Corp., the Overseas Borrowers party thereto, WMG Holdings Corp., the lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers and various other parties

10.3(5)	Amendment No. 2 to the Credit Agreement, dated as of December 6, 2004, among WMG Acquisition Corp., the Overseas Borrowers party thereto, WMG Holdings Corp., the lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers and various other parties

10.4(6)	Amendment No. 3 to the Credit Agreement, dated as of April 29, 2005 among WMG Acquisition Corp., the Overseas Borrowers parties thereto, WMG Holdings Corp., the lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers and various other parties

10.5(5)	Security Agreement, dated as of February 27, 2004, from the Grantors named to therein to Bank of America, N.A.

10.6(5)	Subsidiary Guaranty, dated as of February 27, 2004, from the Guarantors named therein and the Additional Guarantors named therein in favor of the Secured Parties named in the Credit Agreement referred to therein

10.7(5)	Parent Guaranty, dated as of February 27, 2004, from WMG Holdings Corp. in favor of the Secured Parties named in the Credit Agreement referred to therein

10.8(5)	Company Guaranty, dated as of February 27, 2004, from WMG Acquisition Corp. in favor of the Secured Parties named in the Credit Agreement referred to therein

10.9(5)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) by and from Warner Bros. Records, Inc. to Kay B. Housch in favor of Bank of America, N.A., dated as of February 29, 2004 (20, 24, 26 Music Square East)

10.10(5)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) by and from Warner Bros. Records, Inc. to Kay B. Housch in favor of Bank of America, N.A., dated as of February 29, 2004 (21 Music Square East)

Exhibit No.	Description
10.11(5)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (California) by and from Warner Bros. Records, Inc. to MTC Financial Inc. in favor of Bank of America, N.A., dated as of February 29, 2004

10.12(5)	Trademark Security Agreement, dated as of February 29, 2004, made by the Grantors listed on the signature pages thereto in favor of the Bank of America, N.A.

10.13(5)	Copyright Security Agreement, dated as of February 29, 2004, made by the Grantors listed on the signature pages thereto in favor of the Bank of America, N.A.

10.14(5)	Stockholders Agreement, dated as of February 29, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp. and Certain Stockholders of Warner Music Group Corp. (formerly known as WMG Parent Corp.) and WMG Holdings Corp.

10.15(5)	Amendment No. 1 to Stockholder’s Agreement, dated as of July 30, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp., each Person executing this Agreement and listed as an Investor on the signature pages hereto, each Person executing this Agreement and listed as a Seller on the signature pages hereto, each Person executing this Agreement and listed as a Manager on the signature pages hereto and such other Persons, if any, that from time to time become party hereto as holders of Other Holder Shares solely in the capacity of permitted assignees with respect to certain registration rights hereunder

10.16(7)	Amended and Restated Stockholders Agreement dated as of May 10, 2005 between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp. and certain stockholders of Warner Music Group Corp.

10.17(5)	Seller Administrative Services Agreement, dated as of February 29, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.18(5)	Amendment No. 1 to Seller Administrative Services Agreement, dated as of July 1, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.19(5)	Purchaser Administrative Services Agreement, dated as of February 29, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.20(5)	Management Agreement, dated as of February 29, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Partners Management, LLC

10.21(7)	Termination Agreement of the Management Agreement dated as of May 10, 2005, between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Partners Management, LLC

10.22(5)	Warrant Agreement (MMT Warrants), February 29, 2004, WMG Parent Corp., WMG Holdings Corp. and Historic TW Inc.

10.23(5)	Warrant Agreement (Three-Year Warrants), February 29, 2004, WMG Parent Corp., WMG Holdings Corp. and Historic TW Inc.

10.24(10)	Warrant Repurchase Agreement, dated as of April 21, 2005, between Warner Music Group Corp. and Historic TW Inc.

10.25(5)	Employment Agreement, dated as of March 1, 2004, between WMG Acquisition Corp. and Edgar Bronfman, Jr.

10.26(5)	Employment Agreement, dated as of January 25, 2004, between WMG Acquisition Corp. and Lyor Cohen

10.27(5)	Employment Agreement, dated as of December 15, 1998, between Warner Music Inc. and David H. Johnson, as amended, assumed by WMG Acquisition Corp. on March 1, 2004

Exhibit No.	Description
10.28(26)	Employment Agreement Amendment, dated as of May 4, 2007, between Warner Music Inc. and David H. Johnson

10.29(9)	Employment Agreement, dated as of December 21, 2004 between Warner Music Inc and Michael D. Fleisher.

10.30(24)	Employment Agreement, dated as of November 4, 2005, between Warner Music Group Corp. and Alex Zubillaga

10.31(25)	Employment Agreement Amendment, dated as of February 7, 2007, between Warner Music Inc. and Alex Zubillaga

10.32(5)	Restricted Stock Award Agreement, dated as of March 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Edgar Bronfman, Jr.

10.33(5)	Restricted Stock Award Agreement, dated as of March 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Lyor Cohen

10.34(5)	Restricted Stock Award Agreement, dated as of January 28, 2005, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and David H. Johnson

10.35(5)	Restricted Stock Award Agreement, dated as of December 31, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Michael D. Fleisher

10.36(24)	Restricted Stock Award Agreement, dated as of October 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Alex Zubillaga

10.37(5)	Form of WMG Parent Corp. LTIP Stock Option Agreement

10.38(6)	Warner Music Group Corp. Amended and Restated 2005 Omnibus Award Plan

10.39(24)	Form of Restricted Stock Award Agreement

10.40(24)	Form of Director Restricted Stock Award Agreement

10.41(24)	Form of Option Agreement

10.42(24)	Form of Stock Appreciation Rights Agreement

10.43(5)	Office Lease, June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended

10.44(5)	Lease, dated as of February 1, 1996, between 1290 Associates, L.L.C. and Warner Communications Inc.

10.45(5)	Consent to Assignment of Sublease, dated as of October 5, 2001, between 1290 Partners, L.P. and Warner Music Group

10.46(5)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc. regarding 75 Rockefeller Plaza

10.47*(5)	U.S. Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Distribution LLC

10.48*(5)	U.S. Manufacturing and Packaging Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Manufacturing Inc.

10.49*(5)	International Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between WEA International Inc. and Warner Music Manufacturing Europe GmbH Company

10.50*(5)	International Manufacturing and Packaging Agreement, dated as of October 24, 2003, between WEA International Inc. and Warner Music Manufacturing Europe GmbH Company

Exhibit No.	Description
10.51*(26)	Amendment dated March 13, 2007 to U.S. Manufacturing and Packaging Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Manufacturing LLC, formerly known as Cinram Manufacturing Inc., and International Manufacturing and Packaging Agreement, dated as of October 24, 2003, between WEA International Inc. and Cinram GmbH

10.52*(26)	Amendment dated March 13, 2007 to U.S. Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Distribution LLC and International Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between WEA International Inc. and Cinram GmbH

10.53(16)	Assurance of Discontinuance dated November 22, 2005

12.1**	Computation of Ratio of Earnings to Fixed Charges

14(15)	Code of Ethics

21.1**	List of Subsidiaries

24.1**	Power of Attorney (see signature page)

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
**	Filed herewith.
***	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-121322).
(2)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 001-32502).
(3)	Incorporated by reference to WMG Acquisition Corp.’s Registration Statement on Form S-4 (File No. 333-121322).
(4)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-123249).

(5)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-121322).
(6)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-123249).
(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed May 19, 2005 (File No. 001-32502).
(8)	Incorporated by reference to WMG Acquisition Corp.’s Current Report on form 8-K filed April 1, 2005 (File No. 333-121322).
(9)	Incorporated by reference to WMG Acquisition Corp.’s Current Report on form 8-K filed April 11, 2005 (File No. 333-121322).
(10)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-123249).
(11)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-121322).
(12)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-4 (File No. 333-126786-01).
(13)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 3, 2005 (File No. 001-32502).
(14)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 27, 2005 (File No. 001-32502).
(15)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the Fiscal year ended September 30, 2005 (File No. 001-32502).
(16)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed November 7, 2005 (File No. 001-32502).
(17)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed February 13, 2005 (File No. 001-32502).
(18)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-32502).
(19)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2006 (File No. 001-32502).
(20)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 29, 2006 (File No. 001-32502).
(21)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 7, 2005 (File No. 001-32502)
(22)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 6, 2006 (File No. 001-32502)
(23)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 27, 2006 (File No. 001-32502)
(24)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (File No. 001-32502)
(25)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2006 (File No. 001-32502).
(26)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-32502).
(27)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 001-32502).
(28)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 001-32502).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2007.

WMG ACQUISITION CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ MICHAEL D. FLEISHER

Name:	Michael D. Fleisher
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Paul M. Robinson and Trent N. Tappe, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to the this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on November 29, 2007.

Signature	Title

/S/ EDGAR BRONFMAN, JR.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Edgar Bronfman, Jr.

/S/ MICHAEL D. FLEISHER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael D. Fleisher

/s/ LEN BLAVATNIK	Director
Len Blavatnik

/s/ SHELBY W. BONNIE	Director
Shelby W. Bonnie

/s/ RICHARD BRESSLER	Director
Richard Bressler

/s/ JOHN P. CONNAUGHTON	Director
John P. Connaughton

Signature	Title

/s/ PHYLLIS E. GRANN	Director
Phyllis E. Grann

/s/ MICHELE J. HOOPER	Director
Michele J. Hooper

/s/ SCOTT L. JAECKEL	Director
Scott L. Jaeckel

/s/ SETH W. LAWRY	Director
Seth W. Lawry

/s/ THOMAS H. LEE	Director
Thomas H. Lee

/s/ IAN LORING	Director
Ian Loring

/s/ JONATHAN M. NELSON	Director
Jonathan M. Nelson

/s/ MARK NUNNELLY	Director
Mark Nunnelly

/s/ SCOTT M. SPERLING	Director
Scott M. Sperling