Form 10-Q
period 2008-06-30
WMG Acquisition Corp
filed 2008-08-08
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-121322

WMG Acquisition Corp.

(Exact name of Registrant as specified in its charter)

Delaware	68-0576330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Rockefeller Plaza

New York, NY 10019

(Address of principal executive offices)

(212) 275-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of August 5, 2008, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the Registrant’s common stock is indirectly owned by Warner Music Group Corp.

WMG ACQUISITION CORP.

WARNER ACQUISITION CORP.

Consolidated Balance Sheets

	June 30, 2008	September 30, 2007
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$240	$259
Accounts receivable, less allowances of $166 and $192	481	555
Due from parent companies	—	2
Inventories, net	57	58
Royalty advances expected to be recouped within one year	192	176
Deferred tax assets	38	40
Other current assets	36	33

Total current assets	1,044	1,123
Royalty advances expected to be recouped after one year	235	216
Investments	166	146
Property, plant and equipment, net	125	133
Goodwill	1,072	1,065
Intangible assets subject to amortization, net	1,596	1,632
Intangible assets not subject to amortization	100	100
Other assets	79	81

Total assets	$4,417	$4,496

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$178	$225
Accrued royalties	1,291	1,226
Taxes and other withholdings	20	31
Current portion of long-term debt	17	17
Deferred revenue	109	56
Other current liabilities	274	302

Total current liabilities	1,889	1,857
Long-term debt	2,030	2,046
Deferred tax liabilities	245	244
Other noncurrent liabilities	229	228

Total liabilities	$4,393	$4,375

Commitments and Contingencies (See Note 11)
Shareholder’s equity:
Common stock	—	—
Additional paid-in capital	207	268
Accumulated deficit	(190)	(146)
Accumulated other comprehensive income (loss), net	7	(1)

Total shareholder’s equity	$24	$121

Total liabilities and shareholder’s equity	$4,417	$4,496

See accompanying notes.

WMG ACQUISITION CORP.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	(in millions, except per share data)
	2008	2007	2008	2007
Revenues (b)	$848	$804	$2,637	$2,516
Costs and expenses:
Cost of revenues (a)(b)	(441)	(429)	(1,399)	(1,364)
Selling, general and administrative expenses (a)(b).	(300)	(297)	(935)	(862)
Other income, net	—	52	3	52
Restructuring costs	—	(32)	—	(44)
Amortization of intangible assets	(56)	(52)	(165)	(153)

Total costs and expenses	(797)	(758)	(2,496)	(2,371)

Operating income from continuing operations	51	46	141	145
Interest expense, net (b)	(38)	(41)	(123)	(125)
Minority interest expense	(2)	(2)	(4)	(2)
Other loss, net	(2)	(4)	(4)	(4)

Income (loss) from continuing operations before income taxes	9	(1)	10	14
Income tax expense	(13)	(11)	(36)	(27)

Loss from continuing operations	$(4)	$(12)	$(26)	$(13)
Loss from discontinued operations, net of taxes	—	(1)	(21)	(1)

Net loss	$(4)	$(13)	$(47)	$(14)

(a) Includes depreciation expense of:	$(9)	$(10)	$(35)	$(30)
(b) Includes the following income (expenses) resulting from transactions with related companies
Revenues	$1	$1	$2	$4
Cost of revenues	—	—	1	(1)
Selling, general and administrative expenses	—	—	—	(4)

See accompanying notes.

WMG ACQUISITION CORP.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
	(in millions)
Cash flows from operating activities
Net loss	$(47)	$(14)
Loss from discontinued operations, net of tax	21	1

Loss from continuing operations	$(26)	$(13)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	200	183
Deferred taxes	(5)	2
Non-cash interest expense	20	32
Non-cash stock-based compensation expense	7	7
Other non-cash items	(1)	(4)
Minority interest expense	4	2
Changes in operating assets and liabilities:
Accounts receivable	93	101
Inventories	4	(2)
Royalty advances	(29)	(32)
Accounts payable and accrued liabilities	(59)	(63)
Other balance sheet changes	(14)	(18)

Net cash provided by operating activities	194	195

Cash flows from investing activities
Investments and acquisition of businesses	(122)	(75)
Acquisition of publishing copyrights	(21)	(5)
Loans to third parties	(3)	(26)
Proceeds from the sale of buildings	—	7
Proceeds from the sale of investments	24
Capital expenditures	(26)	(21)

Net cash used in investing activities	(148)	(120)

Cash flows from financing activities
Debt repayments	(13)	(13)
Change in intercompany	(7)	—
Proceeds from the exercise of stock options	—	1
Dividends paid to Holdings	(68)	(80)

Net cash used in financing activities	(88)	(92)
Effect of foreign currency exchange rate changes on cash	23	4

Net increase in cash and equivalents	19	(13)
Cash and equivalents at beginning of period	259	326

Cash and equivalents at end of period	$240	$313

See accompanying notes.

WMG ACQUISITION CORP.

Consolidated Statement of Shareholder’s Equity (Unaudited)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
	(in millions)
Balance at September 30, 2007	$268	$(146)	$(1)	$121
Comprehensive loss:
Net loss	—	(47)	—	(47)
Foreign currency translation adjustment	—	—	17	17
Deferred losses on derivative financial instruments	—	—	(9)	(9)

Total comprehensive loss	—	(47)	8	(39)
Dividends paid to Holdings	(68)	—	—	(68)
Impact of change in accounting (a)	—	3	—	3
Exercises of stock options	—	—	—	—
Issuance of stock options and restricted shares of common stock	7	—	—	7

Balance at June 30, 2008	$207	$(190)	$7	$24

(a)	See Note 2, Basis of Presentation.

See accompanying notes.

WMG Acquisition Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)

1. Description of Business

WMG Acquisition Corp. (the “Company”) is one of the world’s major music content companies and the successor to substantially all of the interests of the Recorded Music and Music Publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, the Company acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”). The Company is a direct, wholly owned subsidiary of WMG Holdings Corp. (“Holdings”), which in turn, is a direct, wholly owned subsidiary of Warner Music Group Corp (“Parent”). Parent, Holdings and the Company were formed by a private equity consortium of Investors Investor Group on November 21, 2003 to facilitate the Acquisition. The original Investor Group included Thomas H. Lee Partners, L.P. and its affiliates (“THL”), Bain Capital and its affiliates (“Bain”), Providence Equity Partners, Inc. and its affiliates (“Providence”) and Music Capital Partners, L.P. (“Music Capital”). Music Capital’s partnership agreement required that the Music Capital partnership dissolve and commence winding up by the second anniversary of the Company’s May 2005 initial public offering. As a result, on May 7, 2007, Music Capital made a pro rata distribution of all shares of common stock of the Company held by it to its partners. The shares held by Music Capital had been subject to a stockholders agreement among Music Capital, THL, Bain and Providence and certain other parties. As a result of the distribution, the shares distributed by Music Capital ceased to be subject to the voting and other provisions of the stockholders agreement and Music Capital was no longer part of the Investor Group subject to the stockholders agreement.

The Company classifies its business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of these operations is presented below.

Recorded Music Operations

The Company’s Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, following the Acquisition the Company established the Independent Label Group (“ILG”) to discover artists earlier in the process and at lower cost by leveraging the Company’s independent distribution network.

The Company is also diversifying its revenues beyond its traditional businesses by partnering with artists in other areas of their careers. The Company is building capabilities and platforms for exploiting a broader set of music-related rights to participate across the artist brands it helps create. Expansion of the Company’s capabilities in this area have included strategic acquisitions and partnerships with companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, touring, fan clubs, original programming and video entertainment. The Company believes enhancement of these capabilities will permit it to diversify revenue streams to better capitalize on the growth areas of the music industry, permit it to build stronger, long-term relationships with artists and more effectively connect artists and fans.

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

In January 2007, the Company acquired a majority interest in Roadrunner, which includes Roadrunner Records, one of the leading hard rock and heavy metal labels (see Note 5). The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Bad Boy, Cordless, East West, Elektra, Lava, Nonesuch, Reprise, Rykodisc, Sire and Word.

Outside the U.S., recorded music activities are conducted in more than 50 countries, primarily through Warner Music International (“WMI”) and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as the Company’s U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom the Company’s domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. Recorded Music activities in Canada are conducted through Warner Music’s North American operations.

Recorded Music distribution operations include WEA Corp., which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and ADA Global, which provides ADA’s distribution services to independent labels outside of the U.S. through a network of affiliated and non-affiliated distributors.

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent, to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA, Ryko Distribution and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. The Company’s new media executives work closely with the A&R departments of its labels to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services such as Rhapsody and satellite radio, social networking sites such as MySpace, user-generated content sites such as YouTube, Internet portals and music-centered destinations, such as Slacker. The Company also works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams. As a music content company, the Company has assets that go beyond its recorded music and music publishing catalogs, such as its music video library, that it now has the opportunity to monetize through digital channels. In general, digital music content is sold through two primary channels: online and mobile. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the early stages of growth, proportions may change as the roll-out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

Publishing revenues are derived from four main sources:

•

Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including physical recordings (e.g., CDs, DVDs, video-cassettes), online and wireless downloads and mobile phone ringtones.

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

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article

10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our business is seasonal, therefore, operating results for the three- and nine-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

New Accounting Pronouncements

In October 2007, the Company adopted the provisions of FASB Statement No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 also prescribes guidance on measurement, classification, interest and penalties, accounting for interim periods, and disclosures. Upon adoption of FIN 48, the Company recorded a cumulative adjustment of $3 million, with a corresponding adjustment to the opening balance of accumulated deficit. As of the date of adoption, the Company had $1 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company classifies interest and penalties related to uncertain tax positions as a component of income tax expense. As of the date of adoption and June 30, 2008, the Company had accrued no material interest or penalties.

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Internal Revenue Service has commenced a routine examination of the Company’s U.S. income tax returns for the fiscal years ended September 30, 2004 through September 30, 2006.

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

3. Comprehensive Income (loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net loss. For the Company, the components of other comprehensive loss primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB Statement No. 133, “Accounting for Derivative and Hedging Activities”, which include interest-rate swaps and foreign exchange contracts, as well as changes to the minimum pension liability. The following summary sets forth the components of comprehensive income (loss), net of related taxes (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net loss	$(4)	$(13)	$(47)	$(14)
Foreign currency translation gains (losses) (a)	(1)	3	17	(3)
Derivative financial instruments gains (losses)	11	4	(9)	(3)

Comprehensive income (loss)	$6	$(6)	$(39)	$(20)

(a)	The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

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

Discontinued Operations

During the nine months ended June 30, 2008, the Company determined that it would shut down the operations of Bulldog Entertainment (“Bulldog”), an entertainment services company. As a result of this triggering event, the Company performed an impairment test at December 31, 2007 and determined that an $18 million impairment charge was necessary to adjust the assets to fair market value, based on the discounted value of future cash flows. The Company shut down these operations in January 2008 and as such Bulldog is reported as a discontinued operation in the consolidated financial statements of the Company. In the nine months ended June 30, 2008, the Company recorded a loss related to its discontinued operation of $21 million, which included costs to shut down the operations and an impairment charge related to goodwill of the operation of $18 million.

5. Inventories

Inventories consist of the following (in millions):

	June 30, 2008	September 30, 2007
	(unaudited)	(audited)
Compact discs, cassettes and other music-related products	$55	$56
Published sheet music and song books	2	2

	$57	$58

6. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the nine months ended June 30, 2008 (in millions):

	Recorded Music	Music Publishing	Total
Balance at September 30, 2007 (audited)	$474	$591	$1,065
Acquisitions (a)	18	—	18
Disposition (b)	(18)	—	(18)
Other adjustments (c)	7	—	7

Balance at June 30, 2008 (unaudited)	$481	$591	$1,072

(a)	Acquisitions include $7 million of goodwill acquired as part of an investment in FSE as more fully described in Note 4, as well as $9 million related to the acquisition during the quarter ended March 31, 2008 of a tour, production, promotion and booking company.
(b)	Disposition relates to the impairment and discontinued operation of Bulldog as more fully described in Note 5.
(c)	Other adjustments primarily represent foreign currency translation adjustments.

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	September 30, 2007	Acquisitions (a)	Other (b)	June 30, 2008
	(audited)			(unaudited)
Intangible assets subject to amortization:
Recorded music catalog	$1,319	45	7	$1,371
Music publishing copyrights	916	21	36	973
Artist contracts	66	7	2	75
Trademarks	11	10	—	21
Other intangible assets	6	1	—	7

	2,318	84	45	2,447
Accumulated amortization	(686)			(851)

Total net intangible assets subject to amortization	1,632			1,596
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,732			$1,696

(a)	The acquisitions primarily relate to $33 million of music catalog and $10 million of trademarks acquired in the connection with the investment in FSE as more fully described in Note 4.
(b)	Other represents foreign currency translation adjustments.

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

	Employee Terminations	Other Exit Costs	Total
Liability as of September 30, 2007	$16	$1	$17
Cash paid during the nine months ended June 30, 2008	(12)	—	(12)

Liability as of June 30, 2008	$4	$1	$5

Acquisition-Related Restructuring Costs

As of June 30, 2008, the Company had approximately $18 million of liabilities for Acquisition-related restructuring costs. These primarily relate to restructuring efforts implemented in fiscal 2005 following the Acquisition. These liabilities represent estimates of future cash obligations for all restructuring activities that have been implemented, as well as for all restructuring activities that have been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relates to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining lease obligations are expected to be settled by 2019. The Company expects to pay the majority of the remaining costs by the end of fiscal year 2008. Restructuring costs consist of the following (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability as of September 30, 2007	$3	$19	$22
Cash paid during the nine months ended June 30, 2008	—	—	—
Non-cash reductions during the nine months ended June 30, 2008 (a)	—	(4)	(4)

Liability as of June 30, 2008	$3	$15	$18

(a)	Principally relates to changes in foreign currency exchange rates and the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter, co-publisher and other contracts.

8. Debt

The Company’s long-term debt consists of (in millions):

	June 30, 2008	September 30, 2007
	(unaudited)	(audited)
Senior secured credit facility due 2011:
Term loan (a)	$1,383	$1,396
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014.	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014 (b)	199	202

Total debt	2,047	2,063
Less current portion	(17)	(17)

Total long-term debt	$2,030	$2,046

(a)	Decrease in debt is a result of quarterly principal amortization payments of our term loans under our senior secured credit facility.
(b)	Change represents the impact of foreign currency exchange rates on the carrying value of the Sterling-denominated notes.
(c)	Change represents the accrual of interest on the discount notes in the form of an increase in the accreted value of the discount notes.

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

9. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to its stock-based awards for the three and nine months ended June 30, 2008 and June 30, 2007 (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Recorded Music	$2	$1	$4	$5
Music Publishing	—	—	—	(1)
Corporate expenses	1	1	3	3

Total	$3	$2	$7	$7

During the three months ended June 30, 2008, the Company awarded 275,000 stock options stock to its employees. During the nine months ended June 30, 2008, the Company awarded 6,387,010 stock options and 4,546,312 shares of restricted stock to its employees.

10. Commitments and Contingencies

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. The Company has provided documents and other information in response to these requests and intends to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. The Court heard an argument on this motion on March 25, 2008 and reserved decision. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

11. Derivative Financial Instruments

During the nine months ended June 30, 2008, the Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. However, the Company entered into additional foreign exchange contracts to hedge its foreign currency royalty payments through the fourth quarter of fiscal year 2008. As of June 30, 2008, the Company had interest rate swap agreements to hedge a total notional debt amount of $897 million and recorded deferred losses in comprehensive income of $12 million, as well as $3 million of deferred net gains in comprehensive income related to foreign currency hedging.

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

Three Months Ended	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
June 30, 2008
Revenues	$686	168	(6)	$848
OIBDA	110	33	(27)	116
Depreciation of property, plant and equipment	(5)	(1)	(3)	(9)
Amortization of intangible assets	(39)	(17)	—	(56)

Operating income (loss) from continuing operations	$66	15	(30)	$51

June 30, 2007
Revenues	$653	157	(6)	$804
OIBDA	110	33	(35)	108
Depreciation of property, plant and equipment	(7)	—	(3)	(10)
Amortization of intangible assets	(37)	(15)	—	(52)

Operating income (loss) from continuing operations	$66	18	(38)	$46

Nine Months Ended	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
June 30, 2008
Revenues	$2,188	467	(18)	$2,637
OIBDA	316	108	(83)	341
Depreciation of property, plant and equipment	(24)	(3)	(8)	(35)
Amortization of intangible assets	(115)	(50)	—	(165)

Operating income (loss) from continuing operations	$177	55	(91)	$141

June 30, 2007
Revenues	$2,101	433	(18)	$2,516
OIBDA	306	105	(83)	328
Depreciation of property, plant and equipment	(19)	(2)	(9)	(30)

Nine Months Ended	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Amortization of intangible assets	(109)	(44)	—	(153)

Operating income (loss) from continuing operations	$178	59	(92)	$145

13. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $127 million and $121 million during the nine months ended June 30, 2008 and June 30, 2007, respectively. The Company paid approximately $58 million and $51 million of income and withholding taxes in the nine months ended June 30, 2008 and June 30, 2007, respectively. The Company received $9 million and $7 million of income tax refunds in the nine months ended June 30, 2008 and June 30, 2007, respectively.

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Financial Statements

The Company is one of the world’s major music content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner.

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

WMG Acquisition Corp.

Supplementary Information

Consolidating Balance Sheet (unaudited)

June 30, 2008

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
			(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$54	$186	$—	$240
Accounts receivable, net	1	227	253	—	481
Due (to) from parent companies	(324)	491	(170)	3	—
Inventories	—	21	36	—	57
Royalty advances expected to be recouped within one year	—	107	85	—	192
Deferred tax asset	—	—	38	—	38
Other current assets	—	14	22	—	36

Total current assets	(323)	914	450	3	1,044
Royalty advances expected to be recouped after one year	—	131	104	—	235
Investments in and advances to (from) consolidated subsidiaries	2,385	806	—	(3,191)	—
Investments	—	57	109	—	166
Property, plant, and equipment	—	80	45	—	125
Goodwill	—	393	679	—	1,072
Intangible assets subject to amortization, net	—	889	707	—	1,596
Intangible assets not subject to amortization	—	90	10	—	100
Other assets	43	20	16	—	79

Total assets	$2,105	$3,380	$2,120	$(3,188)	$4,417

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$100	$78	$—	$178
Accrued royalties	—	687	604	—	1,291
Taxes and other withholdings	—	3	17	—	20
Current portion of long-term debt	17	—	—	—	17
Other current liabilities	19	114	250	—	383

Total current liabilities	36	904	949	—	1,889
Long-term debt	2,030	—	—	—	2,030
Deferred tax liabilities, net	—	79	166	—	245
Other non-current liabilities	17	131	78	3	229

Total liabilities	2,083	1,114	1,193	3	4,393

Shareholder’s equity	22	2,266	927	(3,191)	24

Total liabilities and shareholder’s equity	$2,105	$3,380	$2,120	$(3,188)	$4,417

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

WMG Acquisition Corp.

Supplementary Information

Consolidating Statements of Operations (unaudited)

For The Three Months Ended June 30, 2008 and 2007

	Three months ended June 30, 2008
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenue	$—	$365	$507	$(24)	$848
Costs and Expenses:
Cost of revenues	—	(200)	(264)	23	(441)
Selling, general and administrative expenses	—	(109)	(190)	(1)	(300)
Other income	—		—	—
Amortization of intangible assets	—	(32)	(24)	—	(56)

Total costs and expenses	—	(341)	(478)	22	(797)

Operating income	—	24	29	(2)	51
Interest expense, net	(32)	(5)	(1)	—	(38)
Equity in income (loss) of equity method investees	43	8		(51)
Minority interest expense	—	(1)	(1)	—	(2)
Other (expense) income, net	(1)	—	(1)	—	(2)

(Loss) income from continuing operations before income taxes	10	26	26	(53)	9
Income tax expense	(13)	(5)	(8)	13	(13)

Net (loss) income from continuing operations	(3)	21	18	(40)	(4)
Loss from discontinued operations, net of tax	—	—	—	—	—

Net loss (income)	$(3)	$21	$18	$(40)	$(4)

	Three months ended June 30, 2007
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$383	$442	$(21)	$804
Costs and expenses:
Cost of revenues	—	(218)	(232)	21	(429)
Selling, general and administrative expenses	—	(125)	(172)	—	(297)
Other income	—	52	—	—	52
Restructuring costs	—	(12)	(20)	—	(32)
Amortization of intangible assets	—	(33)	(19)	—	(52)

Total costs and expenses	—	(336)	(443)	21	(758)

Operating income	—	47	(1)	—	46
Interest expense, net	(37)	(3)	(1)	—	(41)
Minority interest	—	—	(2)	—	(2)
Other expense, net	33	(1)	(3)	(33)	(4)

(Loss) income from continuing operations before income taxes	(4)	43	(7)	(33)	(1)
Income tax expense	(11)	(5)	(8)	13	(11)

Net (loss) income from continuing operations	$(15)	$37	$(15)	$(20)	$(12)
Loss from discontinued operations, net of tax	—	(1)	—	—	(1)

Net loss (income)	(15)	36	(15)	16	(13)

WMG Acquisition Corp.

Supplementary Information

Consolidating Statements of Operations (unaudited)

For The Nine Months Ended June 30, 2008 and 2007

	Nine months ended June 30, 2008
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenue	$—	$1,233	$1,550	$(146)	$2,637
Costs and Expenses:
Cost of revenues	—	(728)	(817)	146	(1,399)
Selling, general and administrative expenses	—	(355)	(580)	—	(935)
Other income	—	3	—	—	3
Amortization of intangible assets	—	(102)	(63)	—	(165)

Total costs and expenses	—	(1,182)	(1,460)	146	(2,496)

Operating income	—	51	90	—	141
Interest expense, net	(101)	(15)	(7)	—	(123)
Equity in income (loss) of equity method investees	93	56		(148)	1
Minority interest expense	—	(2)	(2)	—	(4)
Other (expense) income, net	(3)	2	(4)	—	(5)

(Loss) income from continuing operations before income taxes	(11)	92	77	(148)	10
Income tax expense	(36)	(27)	(24)	51	(36)

Net (loss) income from continuing operations	(47)	65	53	(97)	(26)
Loss from discontinued operations, net of tax	—	(21)	—	—	(21)

Net loss (income)	$(47)	$44	$53	$(97)	$(47)

	Nine months ended June 30, 2007
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,281	$1,369	$(134)	$2,516
Costs and expenses:
Cost of revenues	—	(779)	(719)	134	(1,364)
Selling, general and administrative expenses	—	(339)	(523)	—	(862)
Other Income	—	52	—	—	52
Restructuring costs	—	(14)	(30)	—	(44)
Amortization of intangible assets	—	(101)	(52)	—	(153)

Total costs and expenses	—	(1,181)	(1,324)	134	(2,371)

Operating income	—	100	45	—	145
Interest expense, net	(105)	(9)	(11)	—	(125)
Equity in the gains of consolidated subsidiaries	118	51	—	(168)	1
Minority interest	—	—	(2)	—	(2)
Other expense, net	(2)	—	(3)	—	(5)

Income (loss) before income taxes	11	142	29	(168)	14
Income tax expense	(27)	(28)	(16)	44	(27)

Net (loss) income	$(16)	$114	$13	$(124)	$(13)
Loss from discontinued operations, net of tax	—	(1)	—	—	(1)

Net loss (income)	$(16)	$113	$13	$(124)	$(14)

WMG Acquisition Corp.

Supplementary Information

Consolidating Statement of Cash Flows (unaudited)

For The Nine Months Ended June 30, 2008

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(47)	$44	$53	$(97)	$(47)
Loss from discontinued operations, net	—	21	—	—	21

Loss from continuing operations	$(47)	$65	$53	$(97)	$(26)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	126	74	—	200
Deferred taxes	—	—	(5)		(5)
Non-cash interest expense	10	10		—	20
Non-cash, stock-based compensation expense	—	6	1	—	7
Other non-cash items	—	—	(1)	—	(1)
Equity in the losses of equity method investees	(57)	(42)		99	—
Minority interest expense	—	2	2	—	4
Changes in operating assets and liabilities					—
Accounts receivable	—	63	30	—	93
Inventories	—	1	3	—	4
Royalty advances	—	(26)	(3)	—	(29)
Accounts payable and accrued liabilities	—	(105)	46	—	(59)
Other balance sheet changes	—	(6)	(8)	—	(14)

Net cash (used in) provided by operating activities	(94)	94	192	2	194

Cash flows from investing activities:
Investments and acquisitions	—	(54)	(89)	—	(143)
Loans to third parties		(3)	—		(3)
Proceeds from sale of investments	—	14	10	—	24
Capital expenditures	—	(19)	(7)	—	(26)

Net cash used in investing activities	—	(62)	(86)	—	(148)

Cash flows from financing activities:
Quarterly debt repayments	(13)	—	—	—	(13)
Dividends paid	(68)	—	—	—	(68)
Increase (decrease) in intercompany	175	(87)	(93)	(2)	(7)

Net cash provided by (used in) financing activities	94	(87)	(93)	(2)	(88)

Effect of foreign currency exchange rates on cash	—		23		23

Net decrease in cash and equivalents	—	(55)	36	—	(19)
Cash and equivalents at beginning of period	—	109	150	—	259

Cash and equivalents at end of period	$—	$54	$186	$—	$240

WMG Acquisition Corp.

Supplementary Information

Consolidating Statement of Cash Flows (unaudited)

For The Nine Months Ended June 30, 2007

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(16)	$113	$13	$(124)	$(14)
Loss from discontinued operations, net		1			1

Loss from continuing operations	$(16)	$114	$13	$(124)	$(13)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	123	60	—	183
Deferred taxes	—	—	2	—	2
Non-cash interest expense	10	14	8	—	32
Non-cash stock compensation expense	—	6	1	—	7
Other non-cash items	—	(3)	(1)	—	(4)
Minority interest	—	—	2	—	2
Equity losses from consolidated subsidiaries	(91)	(34)	1	124	—
Changes in operating assets and liabilities:
Accounts receivable	—	35	66	—	101
Inventories	—	(3)	1	—	(2)
Royalty advances	—	(9)	(23)	—	(32)
Accounts payable and accrued liabilities	(11)	16	(68)	—	(63)
Other balance sheet changes	1	(10)	(9)	—	(18)

Net cash provided by operating activities	(107)	249	53	—	195

Cash flows from investing activities:
Loans to third parties	—	(2)	(24)	—	(26)
Investments and acquisitions	—	(2)	(78)	—	(80)
Proceeds from the sale of buildings	—	—	7	—	7
Capital expenditures	—	(15)	(6)	—	(21)

Net cash provided by (used in) investing activities	—	(19)	(101)	—	(120)

Cash flows from financing activities:
Quarterly debt repayments	(13)	—	—	—	(13)
Change in intercompany	200	(254)	55	—	1
Return of capital and dividends paid	(80)	—	—	—	(80)

Net cash provided by (used in) financing activities	107	(254)	55	—	(92)

Effect of foreign currency exchange rate changes on cash	—	—	4	—	4

Net increase (decrease) in cash and equivalents	—	(24)	11	—	(13)
Cash and equivalents at beginning of period	—	208	118	—	326

Cash and equivalents at end of period	$—	$184	$129	$—	$313

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

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

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, to effectively deploy our capital including the level and success of future A&R investments, the development of digital music and the effect of digital distribution channels on our business, including whether or not the Internet will become an important sales channel and whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intentions with respect to our dividend policy, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•	the impact of our realignment plan on our business;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	failure to attract and retain key personnel.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2008 and June 30, 2007. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2008 and June 30, 2007, as well as a discussion of our financial condition and liquidity as of June 30, 2008. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand the Company’s operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant-currency by calculating prior-year results using current-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates”. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

OVERVIEW

Description of Business

We are one of the world’s major music-based content companies. We classify our business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of each of these operations is presented below.

Our business is seasonal, therefore, operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for fiscal year ending September 30, 2008.

Recorded Music Operations

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, following the Acquisition we established ILG to discover artists earlier in their careers and at a lower cost by leveraging our independent distribution network.

The Company is also diversifying its revenues beyond its traditional businesses by partnering with artists in other areas of their careers. The Company is building capabilities and platforms for exploiting a broader set of music-related rights to participate across the artist brands it helps create. Expansion of the Company’s capabilities in this area have included strategic acquisitions and partnerships with companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, touring, fan clubs, original programming and video entertainment. The Company believes enhancement of these capabilities will permit it to diversify revenue streams to better capitalize on the growth areas of the music industry, permit it to build stronger, long-term relationships with artists and more effectively connect artists and fans.

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

On January 29, 2007, the Company acquired a majority interest in Roadrunner, which includes Roadrunner Records, one of the leading hard rock and heavy metal labels. We also conduct our Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Bad Boy, Cordless, East West, Elektra, Lava, Nonesuch, Reprise, Rykodisc, Sire and Word.

Outside the U.S., our recorded music activities are conducted in more than 50 countries primarily through WMI and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. Recorded Music activites in Canada are conducted though Warner Music’s North American operations.

Our Recorded Music distribution operations include WEA Corp, which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and the ADA U.K., which provides ADA’s distribution services outside of the U.S. through a network of affiliated and non-affiliated distributors.

We play an integral role in virtually all aspects of the music value chain from discovering and developing talent, to producing albums and promoting artists and their products. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA, Ryko Distribution and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers. Our recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint.

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our new media executives work closely with the A&R departments of our labels to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services such as Rhapsody and satellite radio, social networking sites such as MySpace, user-generated content sites such as YouTube, Internet portals and music-centered destinations, such as Slacker. We also work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize our assets and create new revenue streams. As a music content company, we have assets that go beyond our recorded music and music publishing catalogs, such as our music video library, that we now have the opportunity to monetize through digital channels. In general, digital music content is sold through two primary channels: online and mobile. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the early stages of growth, these proportions may change as the roll-out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

We are also diversifying our revenues beyond our traditional businesses by partnering with artists in other areas of their career. We are building capabilities and platforms for exploiting a broader set of music-related rights to participate across the artist brands we help create. Expansion of our capabilities in this area have included strategic acquisitions and partnerships with companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, touring, fan clubs, original programming and video entertainment. We believe enhancement of these capabilities will permit us to diversify revenue streams to better capitalize on the growth areas of the music industry, permit us to build stronger, long-term relationships with artists and more effectively connect artists and fans.

Our principal Recorded Music revenue sources are sales of CDs, online digital downloads, mobile phone downloads and ringtones and other recorded music products and license fees received for the ancillary uses of our Recorded Music catalog. The principal costs associated with our Recorded Music operations are as follows:

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

Publishing revenues are derived from four main sources:

•

Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including physical recordings (e.g., CDs, DVDs, video-cassettes), online and wireless downloads and mobile phone ringtones.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
Revenue by Type
Physical sales	$469	$493	$(24)	-5%
Digital	156	112	44	39%
Licensing	61	48	13	27%

Total Recorded Music	686	653	33	5%
Mechanical	59	63	(4)	-6%
Performance	69	59	10	17%
Synchronization	25	23	2	9%
Digital	10	7	3	43%
Other	5	5	—	—

Total Music Publishing	168	157	11	7%
Intersegment elimination	(6)	(6)	—	—

Total Revenue	$848	$804	$44	5%

Revenue by Geographical Location
U.S. Recorded Music	$319	$345	$(26)	-8%
U.S. Publishing	58	58	—	—

Total U.S.	377	403	(26)	-6%
International Recorded Music	367	308	59	19%
International Publishing	110	99	11	11%

Total International	477	407	70	17%
Intersegment eliminations	(6)	(6)	—	—

Total Revenue	$848	$804	$44	5%

Total Revenue

Total revenues increased by $44 million, or 5%, to $848 million, from $804 million for the three months ended June 30, 2007. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $9 million or 1%. Recorded Music and Music Publishing revenues comprised 80% and 20% of the total revenues for the three months ended June 30, 2008, respectively, compared to 81% and 19% for the three months ended June 30, 2007, respectively. U.S. and international revenues comprised 44% and 56% of total revenues for the three months ended June 30, 2008, compared to 50% for both U.S. and international for the three months ended June 30, 2007, respectively. These percentages are calculated prior to intersegment eliminations.

Total digital revenues increased by $47 million, or 39%, to $166 million from $119 million for the three months ended June 30, 2007. Excluding the favorable impact of foreign currency exchange rates, total digital sales increased by $43 million. Total digital revenue represented 20% and 15% of consolidated revenues for the three months ended June 30, 2008 and June 30, 2007, respectively. Total digital revenues for the three months ended June 30, 2008 were comprised of U.S. revenues of $107 million, or 64% of total digital revenues, and international revenues of $59 million, or 36% of total digital revenues. Total digital revenues for the three months ended June 30, 2007 were comprised of U.S. revenues of $82 million, or 69% of total digital revenues, and international revenues of $37 million, or 31% of total digital revenues.

Recorded Music revenues increased by $33 million, or 5% to $686 million for the three months ended June 30, 2008. Excluding the impact of foreign currency exchange rates, total Recorded Music revenues decreased $8 million, or 1% for the three months ended June 30, 2008. This performance was tempered by the ongoing transition in the recorded music industry, which is characterized by a shift in consumption patterns from an increase in physical sales to new forms of digital music and the continued impact of digital piracy. The increase was primarily attributable to digital revenues of $44 million and strength in international revenues, primarily Europe. The increase in digital revenues reflects continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption and digital marketing efforts. This increase was partially offset by the decrease of $24 million in physical sales. The decrease in physical CD sales was driven by the timing of releases and the overall market declines in physical sales. In addition, U.S. retailers continue to actively manage their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product resulting in lower physical inventory levels.

Music Publishing revenues increased to $168 million for the three months ended June 30, 2008 as compared to $157 million for the three months ended June 30, 2007. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $1 million or 1%.

Revenue by Geographical Location

U.S. revenues decreased by $26 million, or 6%, to $377 million from $403 million for the three months ended June 30, 2008 due to a decrease of $49 million in physical sales. Prior period differences in the U.S. Recorded Music business were due to the timing of releases and declines in the physical business. This was offset by an increase of $24 million in digital revenues which was due primarily to the continued growth of digital distribution channels, and digital marketing efforts.

International revenues increased by $70 million, or 17% to $477 million for the three months ended June 30, 2008 from $407 million for the three months ended June 30, 2007. This increase was primarily related to an increase of $39 million in physical and licensing revenues and an increase of $20 million in digital revenues. The increase in physical sales primarily relates to a strong local international repertoire and a larger number of top-selling albums in international territories, primarily in Europe. The increase in digital revenues reflects continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption. Excluding the favorable impact of foreign currency exchange rates, total international revenue increased by $17 million, or 4%. In addition, Music Publishing revenues increased primarily due to an increase in performance revenue.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$298	$298	$—	—
Product costs	132	115	17	15%
Licensing costs	11	16	(5)	-31%

Total cost of revenues	$441	$429	$12	3%

Our cost of revenues increased by $12 million, or 3%, from $429 million for the three months ended June 30, 2007. Expressed as a percent of revenues, cost of revenues was 52% and 53% for the three months ended June 30, 2008 and June 30, 2007, respectively.

Artist and repertoire costs decreased as a percentage of revenues to 35% in the current year from 37% in the prior year driven primarily by lower royalty rates on products sold in the current-year period compared with those in the prior-year period.

Product costs increased from 14% of revenues in the three months ended June 30, 2007 to 16% of revenues in the three months ended June 30, 2008. The increase was primarily due to changes in product mix and to higher distribution fees on third-party distribution fees, revenues.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$145	$142	$3	2%
Selling and marketing expense	136	130	6	5%
Distribution expense	19	25	(6)	-24%

Total selling, general and administrative expense	$300	$297	$3	1%

(1)	Includes depreciation expense of $9 million and $10 million for the three months ended June 30, 2008, and 2007, respectively.

Selling, general and administrative expenses increased by $3 million, or 1%, to $300 million for the three months ended June 30, 2008. Expressed as a percent of revenues, selling, general and administrative expenses were 36% and 37% for the three months ended June 30, 2008 and June 30, 2007, respectively.

General and administrative costs increased by $3 million compared to the three months ended June 30, 2007. The increase in general and administrative costs reflects recent acquisitions and various upgrades to our IT infrastructure, including financial reporting systems.

Selling and marketing remained flat as a percentage of revenues at 16% for the three months ended June 30, 2008 and June 31, 2007.

Distribution costs decreased by $6 million compared to the three months ended June 30, 2007. The decrease distribution costs primarily reflects the decline in the physical distribution of products as well as a decrease in bad debt expense from the prior year.

Other income

Other income was $52 million for the three months ended June 30, 2007. The income related to the settlement of contingent claims held by us relating to Bertelsmann’s relationships with Napster in 2000-2001 that occurred during the three months ended June 30, 2007. We recorded the income based on the settlement amount, net of estimated amounts payable to our recording artists and songwriters with respect to royalties. We did not record any other income for the three months ended June 30, 2008.

Restructuring costs

Our restructuring costs were $32 million for the three months ended June 30, 2007. These were mainly severance costs incurred in connection with our realignment plan. We did not record any restructuring costs in the three months ended June 30, 2008.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income from continuing operations, and further provides the components from operating income from continuing operations to net loss for purposes of the discussion that follows (in millions):

	For the Three Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$116	$108	$8	7%
Depreciation expense	(9)	(10)	1	-10%
Amortization expense	(56)	(52)	(4)	8%

Operating income from continuing operations	51	46	5	11%
Interest expense, net	(38)	(41)	3	-7%
Minority interest, net	(2)	(2)	—	—
Other expense, net	(2)	(4)	2	-50%

Income (loss) from continuing operations before income taxes	9	(1)	10	n/a
Income tax expense	(13)	(11)	(2)	18%

Loss from continuing operations	(4)	(12)	8	-66%
Loss from discontinued operations, net of taxes	—	(1)	1	-100%

Net loss	$(4)	$(13)	$9	-69%

OIBDA

Our OIBDA increased by $8 million to $116 million for the three months ended June 30, 2008 as compared to $108 million for the three months ended June 30, 2007. Excluding the impact of foreign currency exchange rates, OIBDA increased $1 million, or 1%, for the three months ended June 30, 2008. Expressed as a percentage of revenues, total OIBDA margin was 14% for the three months ended June 30, 2008 and June 30, 2007. The increase in OIBDA primarily relates to decreased cost of revenues as a percentage of revenues to 52% for the three months ended June 30, 2008 from 53% for the three months ended June 30, 2007, and decreased selling, general and administrative costs as a percentage of revenues to 35% for the three months ended from 37% for the three months ended June 30, 2007.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $1 million, to $9 million for three months ended June 30, 2008.

Amortization expense

Amortization expense for the three months ended June 30, 2008 increased by $4 million, or 8%, to $56 million. The increase in amortization expense relates to the acquisition of various music publishing copyrights and our acquisition rights related to Frank Sinatra Enterprises in the first quarter of fiscal year 2008.

Operating income from continuing operations

Our operating income from continuing operations increased $5 million, to $51 million for the three months ended June 30, 2008 as compared to $46 million for the prior year. The increase in operating income primarily relates to the decreased cost of revenues as a percentage of revenues to 52% for the three months ended June 30, 2008 from 53% for the three months ended june 30, 2007, and decreased selling, general and administrative costs as a percentage of revenues to 35% for the three months ended from 37% from the three months ended June 30, 2007.

Interest expense, net

Our interest expense, net, decreased $3 million to $38 million for the three months ended June 30, 2008 as compared to $41 million for the three months ended June 30, 2007. This was the result of the fluctuations in interest income earned on our cash balances.

See “—Financial Condition and Liquidity” for more information.

Minority interest expense, net

Minority interest expense for the three months ended June 30, 2008 and for June 30, 2007 was $2 million, which related to the acquisition of several majority-owned affiliates during the prior-year period.

Other expense, net

Other expense, net for the three months ended June 30, 2008 reflects currency exchange movements associated with inter-company receivables and payables that are short term in nature and realized gains and losses on certain foreign currency hedging activities.

Income tax expense

Income tax expense was $13 million for the three months ended June 30, 2008 compared to $11 million for the three months ended June 30, 2007. The increase in tax expense is primarily related to an increase in income earned by our foreign affiliates compared to the prior-year quarter. There is no tax benefit realized from any related U.S. losses as a full valuation allowance exists.

Loss from continuing operations

Our loss from continuing operations decreased by $8 million to $4 million for the three months ended June 30, 2008 as compared to loss of $12 million for the three months ended June 30, 2007. The decrease in the loss from continuing operations is primarily the result of an increase in operating income from continuing operations and a decrease in interest expense and improvements in OIBDA and operating income discussed above.

Net loss

Our net loss decreased by $9 million, to $4 million for the three months ended June 30, 2008 as compared to a net loss of $13 million for the three months ended June 30, 2007. The decrease in the net loss is primarily the result of an increase in operating income from continuing operations and a decrease in interest expense, net.

Business Segment Results

Revenue, OIBDA and operating income (loss) from continuing operations by business segment are as follows (in millions):

	For the Three Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
Recorded Music
Revenue	$686	$653	$33	5%
OIBDA	110	110	—	—
Operating income from continuing operations	66	66	—	—

Music Publishing
Revenue	$168	$157	$11	7%
OIBDA	33	33	—	—
Operating income from continuing operations	15	18	(3)	-17%

Corporate expenses and eliminations
Revenue	$(6)	$(6)	$—	—
OIBDA	(27)	(35)	8	-23%
Operating loss from continuing operations	(30)	(38)	8	-21%

Total
Revenue	$848	$804	$44	5%
OIBDA	116	108	8	7%
Operating income from continuing operations	51	46	5	11%

Recorded Music

Revenues

Recorded Music revenues increased by $33 million, or 5%, to $686 million for the three months ended June 30, 2008 from $653 million for the three months ended June 30, 2007. Excluding the impact of foreign currency exchange rates, total Recorded Music revenues decreased $8 million, or 1% for the three months ended June 30, 2008. Recorded Music revenues represented 80% and 81% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended June 30, 2008 and June 30, 2007, respectively. International Recorded Music revenues were $367 million and $308 million, or 53% and 47% of consolidated Recorded Music revenues for the three months ended June 30, 2008 and June 30, 2007, respectively.

The increase in Recorded Music revenues was primarily attributable to an increase in digital sales of $44 million, or 39%. The increase in digital revenue reflects the continued growth and development of new distribution channels and the continued proliferation of digital as a preferred means of consumption and digital marketing efforts. The increase was comprised of an increase in U.S. digital sales of $24 million and an increase in international digital sales of $20 million. Digital sales comprised approximately 23% of Recorded Music revenues for the three months ended June 30, 2008, up from 17% of Recorded Music revenues in the three months ended June 30, 2007 which is reflective of the shifting of the market to digital media from physical media. Licensing revenue also increased by $13 million, or 27%, to $61 million for the three months ended June 30, 2008 from $48 million for the three months ended June 30, 2007. The increases to Recorded Music digital and licensing revenues were partially offset by a decrease in physical sales of $24 million for the three months ended June 30, 2008. The decrease in physical sales was driven by the timing of releases and declines in the physical business not being offset by growth in the digital business., In addition, U.S. retailers continue to actively manage their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product. The U.S. physical declines were partially offset by strong international results, particularly in Europe.

OIBDA and Operating income from continuing operations

Recorded Music OIBDA was $110 million for both the three months ended June 30, 2008 and June 30, 2007. Recorded Music operating income from continuing operations included the following (in millions):

	For the Three Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$110	$110	$—	—
Depreciation and amortization	(44)	(44)	—	—

Operating income from continuing operations	$66	$66	$—	—

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$185	$193	$(8)	-4%
Product costs	132	115	17	15%
Licensing	10	17	(7)	-41%

Total cost of revenues	$327	$325	$2	1%

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$103	$92	$11	12%
Selling and marketing expense	133	127	6	5%
Distribution expense	18	25	(7)	-28%

Total selling, general and administrative expense	$254	$244	$10	4%

(1)	Includes depreciation expense of $5 million and $7 million for the three months ended June 30, 2008 and June 30, 2007, respectively.

Recorded Music operating income from continuing operations remained flat year-over-year.

Recorded Music OIBDA remained flat year-over year at $110 million for both the three months ended June 30, 2008 and June 30, 2007. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 16% and 17% for the three months ended June 30, 2008 and June 30, 2007, respectively. Excluding the impact of foreign currency exchange rates, OIBDA decreased by $5 million due primarily to the decrease in other income related to the Recorded Music portion of the Napster Settlement of $49 million.

Cost of revenues

Recorded Music cost of revenues increased $2 million, or 1% for the three months ended June 30, 2008. This was comprised of an increase in product costs of $17 million, offset by decreases in artist and repertoire costs of $8 million and licensing costs of $7 million. The increase was primarily due to changes in product mix and higher distribution fees on third-party revenues. Artist and repertoire costs decreased by 3% as a percentage of revenues. This decrease was in line with the decrease in physical sales and lower artist and product mix consisting of copyright royalty rates.

Selling, general and administrative costs

Recorded Music selling, general and administrative costs increased $10 million, or 4%, for the three months ended June 30, 2008. This increase was primarily the result of an increase in distribution costs as previously described and an increase in general and administrative costs associated with several recent acquisitions and reflects various investments in IT infrastructure. These increases were offset in part by a decrease in marketing costs due to continued cost management efforts and timing of releases.

Music Publishing

Revenues

Music Publishing revenues increased 7% to $168 million for the three months ended June 30, 2008 as compared to $157 million for the three months ended June 30, 2007. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $1 million or 1%.

Mechanical revenue decreased by $4 million as a result of continued industry-wide declines in physical sales. The mechanical revenue declines were offset by an increase in performance revenue, which increased by $10 million primarily related to the popularity of certain compositions and synchronization revenue, which increased by $2 million related to additional proliferation into new media. Digital revenues increased $3 million as the transition in the recorded music industry continues.

Digital sales represented 6% and 5% of Music Publishing revenues for the three months ended June 30, 2008 and June 30, 2007, respectively. Music Publishing revenues represented 20% and 19% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended June 30, 2008 and June 30, 2007, respectively.

OIBDA and Operating income from continuing operations

Music Publishing OIBDA remained flat year-over year. Music Publishing operating income from continuing operations includes the following (in millions):

	For the Three Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$33	$33	$—	—
Depreciation and amortization	(18)	(15)	(3)	20%

Operating income from continuing operations	$15	$18	$(3)	-17%

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$121	$111	$10	9%

Total cost of revenues	$121	$111	$10	9%

Music Publishing selling, general and administrative expenses is comprised of the following amounts (in millions):

	For the Three Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$15	$15	$—	—

Total selling, general and administrative expense	$15	$15	$—	—

(1)	Includes depreciation expense of $1 million for the three months ended June 30, 2008.

Music Publishing operating income from continuing operations decreased $3 million or 17% for the three months ended June 30, 2008 reflecting a portion of the prior-year items, including $1 million in expenses related to the company’s fiscal 2007 realignment initiatives and a $3 million benefit related to our settlement with Bertelsmann AG regarding Napster.

Music Publishing OIBDA remained flat year-over-year for the three months ended June 30, 2008 and June 30, 2007. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 20% and 21% for the three months ended June 30, 2008 and June 30, 2007, respectively. Excluding a $4 million favorable impact of foreign currency exchange rates, Music Publishing OIBDA decreased by $4 million.

Cost of revenues

Music Publishing artist and repertoire costs increased by $10 million, or 9% which was primarily related to the change in revenue mix discussed above as different royalty rates apply to the different revenue streams.

Selling, general and administrative expenses

Music Publishing selling, general and administrative costs remained flat year-over-year.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased by $8 million, to $27 million for the three months ended June 30, 2008 as compared to $35 million for the three months ended June 30, 2007.

Nine months ended June 30, 2008 Compared to Nine months ended June 30, 2007

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
Revenue by Type
Physical sales	$1,576	$1,626	$(50)	-3%
Digital	443	310	133	43%
Licensing	169	165	4	2%

Total Recorded Music	2,188	2,101	87	4%
Mechanical	177	180	(3)	-2%
Performance	180	159	21	13%
Synchronization	67	62	5	8%
Digital	28	20	8	40%
Other	15	12	3	25%

Total Music Publishing	467	433	34	8%
Intersegment elimination	(18)	(18)	—	—

Total Revenue	$2,637	$2,516	$121	5%

Revenue by Geographical Location
U.S. Recorded Music	$1,016	$1,065	$(49)	-5%
U.S. Publishing	169	162	7	4%

Total U.S.	1,185	1,227	(42)	-3%
International Recorded Music	1,172	1,036	136	13%
International Publishing	298	271	27	10%

Total International	1,470	1,307	163	12%
Intersegment eliminations	(18)	(18)	—	—

Total Revenue	$2,637	$2,516	$121	5%

Total Revenue

Total revenues increased by $121 million, or 5%, to $2,637 million, from $2,516 million for the nine months ended June 30, 2007. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $32 million or 1%. Recorded Music and Music Publishing revenues comprised 82% and 18% of total revenues for the nine months ended June 30, 2008, respectively, compared to 83% and 17% for the nine months ended June 30, 2007. U.S and international revenues comprised 45% and 55% for the nine months ended June 30, 2008, compared to 49% and 51% for the nine months ended June 30, 2007, respectively.

Total digital revenues increased by $141 million, or 43% to $471 million, from $330 million for the nine months ended June 30, 2007. Excluding the impact of foreign currency rates, total digital revenues increased by $131 million, or 39% to $471 million, from $340 million for the nine months ended June 30, 2007. Total digital revenues represented 18% and 13% of consolidated revenues for the nine months ended June 30, 2008 and June 30, 2007, respectively. Total digital revenues for the nine months ended June 30, 2008 were comprised of U.S. revenues of $305 million, or 65% of total digital revenues, and international revenues of $166 million, or 35% of total digital revenues. Total digital revenues for the nine months ended June 30, 2007 were comprised of U.S. revenues of $226 million, or 68% of total digital revenues, and international revenues of $104 million, or 32% of total digital revenues.

Recorded Music revenues increased by $87 million, or 4%, from $2,101 million for the nine months ended June 30, 2007. Excluding the impact of foreign currency exchange rates, total Recorded Music revenues decreased $31 million, or 1% for the nine months ended June 30, 2008. The increase was primarily attributable to the increase in digital sales of $133 million and $4 million in licensing revenue, offset by a decrease in physical sales of $50 million. The increase in digital revenues reflects continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption and digital marketing efforts, as well as a rate increase on revenue from satellite radio services in the U.S. The decrease in physical sales was driven by the timing of releases and overall declines in the physical market. In addition, U.S. retailers are more actively managing their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product.

Music Publishing revenues increased to $467 million for the nine months ended June 30, 2008 as compared to $433 million for the nine months ended June 30, 2007. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $1 million, or less than a percentage point.

Revenue by Geographical Location

U.S. revenues decreased by $42 million, or 3%, due to a decrease of $97 million in physical sales and $26 million in licensing revenues. Period over period variances in the U.S. Recorded Music business were due to the timing of releases and declines in the physical business which are not currently being offset by growth in the digital business, though digital performance was quite strong. In addition, U.S. retailers are more actively managing their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product. The decrease in U.S. licensing revenues is primarily due to the signing of several significant licensing deals in the prior-year quarter. This was offset by an increase in Recorded Music digital revenue of $74 million which was driven by continued growth and development of new distribution channels as well as a rate increase on revenue from satellite radio services in the U.S. In addition, there was an increase in U.S. Music Publishing revenues of $7 million.

International revenues increased by $163 million, or 12% to $1,470 million, from $1,307 million for the nine months ended June 30, 2007. Excluding the favorable impact of foreign currency, international revenues increased $10 million, or 1%, from $1,460 in the nine months ended June 30, 2007. The increase was related to the increase in international physical sales of $47 million and $59 million of international digital sales. In addition, licensing revenues increased by $30 million and Music Publishing revenues increased by $27 million. The increase in physical sales primarily relates to a stronger local repertoire and larger number of top-selling albums in international territories, primarily in Asia and Europe. The increase in digital revenues reflects continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption and digital marketing efforts. Licensing revenue increased related to an increase in broadcasting fees. In addition, Music Publishing revenues increased primarily due to an increase in performance revenue.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$910	$890	$20	2%
Product costs	434	420	14	3%
Licensing costs	55	54	1	2%

Total cost of revenues	$1,399	$1,364	$35	3%

Our cost of revenues increased by $35 million, or 3%, from $1,364 million for the nine months ended June 30, 2007. Expressed as a percent of revenues, cost of revenues was 53% and 54% for the three months ended June 30, 2008 and June 30, 2007, respectively.

Artist and repertoire costs remained flat as a percentage of revenues year-over-year at 35% for the nine months ended June 30, 2008 and June 30, 2007.

Product costs decreased slightly as a percentage of revenues from 17% of revenues in the nine months ended June 30, 2007 to 16% of revenues in the nine months ended June 30, 2008. The decrease reflects a change in the product mix.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$444	$392	$52	13%
Selling and marketing expense	429	413	16	4%
Distribution expense	62	57	5	9%

Total selling, general and administrative expense	$935	$862	$73	8%

(1)	Includes depreciation expense of $35 million and $30 million for the nine months ended June 30, 2008, and 2007, respectively.

Selling, general and administrative expenses increased by $73 million, or 8%, to $935 million for the nine months ended June 30, 2008. Expressed as a percent of revenues, selling, general and administrative expenses were 35% and 34% for the nine months ended June 30, 2008 and June 30, 2007, respectively.

General and administrative costs increased by $52 million or 13%, which was primarily driven by an increase in general and administrative costs reflects various upgrades to our IT infrastructure, including financial reporting systems, as well as an increase related to recent acquisitions.

Selling and marketing remained flat as a percentage of revenues at 16% for the nine months ended June 30, 2008 and June 31, 2007.

Distribution costs increased by $5 million, or 9%, for the nine months ended June 30, 2007. Expressed as a percentage of revenues, distribution costs remained flat year over year.

Other income

Other income was $3 million and $52 million for the nine months ended June 30, 2008 and June 30, 2007, respectively. Other income of $3 million for the nine months ended June 30, 2008 relates primarily to our share of a contingent payment related to the settlement with Kazaa recorded in the first quarter of this fiscal year. Other income of $52 million for the nine months ended June 30, 2007 million related to the settlement of contingent claims held by us relating to Bertelsmann’s relationships with Napster in 2000-2001. We recorded the income based on the settlement amount, net of estimated amounts payable to our recording artists and songwriters with respect to royalties.

Restructuring costs

Our restructuring costs were $44 million for the nine months ended June 30, 2007. These were mainly severance costs incurred in connection with our realignment plan of which $32 million was recorded in the three months ended June 30, 2007. We did not record any restructuring costs in the three months ended June 30, 2008.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income (Loss)

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, from continuing operations and further provides the components from operating income from continuing operations to net loss for purposes of the discussion that follows (in millions):

	For the Nine Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$341	$328	$13	4%
Depreciation expense	(35)	(30)	(5)	17%
Amortization expense	(165)	(153)	(12)	8%

Operating income from continuing operations	$141	$145	(4)	-3%
Interest expense, net	(123)	(125)	2	-2%
Minority interest expense	(4)	(2)	(2)	100%
Other expense, net	(4)	(4)	—	—

(Loss) income from continuing operations before income taxes	$10	$14	(4)	n/a
Income tax expense	(36)	(27)	(9)	33%

Loss from continuing operations	$(26)	$(13)	(13)	100%
Loss from discontinued operations	(21)	(1)	(20)	n/a

Net loss	$(47)	$(14)	$(33)	n/a

OIBDA

Our OIBDA increased by $13 million to $341 million for the nine months ended June 30, 2008 as compared to $328 million for the nine months ended June 30, 2007. Excluding the impact of foreign currency exchange rates, OIBDA decreased $9 million, or 3%, for the nine months ended June 30, 2008. Expressed as a percentage of revenues, total OIBDA margin was 13% for both the nine months ended June 30, 2008 and June 30, 2007, respectively. The increase in OIBDA primarily relates to decreased cost of revenues, 53% as a percentage of revenue as compared to 54% for the three months ended June 30, 2007. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $5 million to $35 million for the nine months ended June 30, 2008. The increase primarily relates to additional depreciation related to new assets resulting from capital expenditures along with acquisitions and investments in IT infrastructure.

Amortization expense

Amortization expense for the nine months ended June 30, 2008 increased by $12 million, or 8%, to $165 million, which relates to additional amortization associated with recent acquisitions of certain recorded music catalog assets, including Roadrunner and Frank Sinatra Enterprises, and the acquisition of various music publishing copyrights.

Operating income from continuing operations

Our operating income from continuing operations decreased $4 million, to $141 million for the nine months ended June 30, 2008 as compared to $145 million for the prior–year period based on increased depreciation and amortization expense offset by the increase in OIBDA as described above.

Interest expense, net

Our interest expense, net, decreased $2 million to $123 million for the nine months ended June 30, 2008 as compared to $125 million for the nine months ended June 30, 2007. This was the result of interest rate fluctuations in interest income earned on our cash balances.

See “—Financial Condition and Liquidity” for more information.

Minority interest expense

Minority interest expense for the nine months ended June 30, 2008 was $4 million compared to $2 million for the nine months ended June 30, 2007. The minority expense relates to the acquisition of several majority-owned affiliates during the prior-year period.

Other expense, net

Other expense, net for the nine months ended June 30, 2008 and June 30, 2007 reflects currency exchange movements associated with inter-company receivables and payables that are short term in nature and realized gains and losses on certain foreign currency hedging activities.

Income tax expense

Income tax expense was $36 million for the nine months ended June 30, 2008 compared to $27 million for the nine months ended June 30, 2007. The increase in tax expense is primarily related to an increase in income earned by our foreign affiliates compared to the prior year. There is no tax benefit realized from any U.S. losses as a full valuation allowance exists.

Loss from continuing operations

Our loss from continuing operations increased by $13 million, to a loss of $26 million for the nine months ended June 30, 2008 as compared to loss of $13 million for the nine months ended June 30, 2007. The increase in loss from continuing operations is primarily the result of the increase in income tax expense as discussed above, as well as a decrease in other income offset by restructuring costs from the prior year.

Loss from discontinued operations

We recorded a loss from discontinued operations related to the decision to shut down the operations of Bulldog for the nine months ended June 30, 2008. In connection with shutting down the operations of Bulldog, the Company incurred a loss of $18 million related to the impairment of goodwill recorded at the time of the initial acquisition. In addition, the loss from discontinued operations includes $3 million severance and other costs incurred in order to shut down the operations of Bulldog.

Net loss

Our net loss increased by $33 million, to a net loss of $47 million for the nine months ended June 30, 2008 as compared to net loss of $14 million for the nine months ended June 30, 2007. The increase in net loss is primarily the loss from discontinued operations and income tax expense as discussed above.

Business Segment Results

Revenue, OIBDA and operating income (loss) from continuing operations by business segment are as follows (in millions):

	For the Nine Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
Recorded Music
Revenue	$2,188	$2,101	$87	4%
OIBDA	316	306	10	3%
Operating income from continuing operations	177	178	(1)	-1%

Music Publishing
Revenue	$467	$433	$34	8%
OIBDA	108	105	3	3%
Operating income from continuing operations	55	59	(4)	-7%

Corporate expenses and eliminations
Revenue	$(18)	$(18)	$—	—
OIBDA	(83)	(83)	—	—
Operating loss from continuing operations	(91)	(92)	1	-1%

Total
Revenue	$2,637	$2,516	$121	5%
OIBDA	341	328	13	4%
Operating income from continuing operations	141	145	(4)	-3%

Recorded Music

Revenues

Recorded Music revenues increased by $87 million, or 4%, to $2,188 million for the nine months ended June 30, 2008 from $2,101 million for the nine months ended June 30, 2007. Excluding the impact of foreign currency exchange rates, total Recorded Music revenues decreased $31 million, or 1% for the nine months ended June 30, 2008. Recorded Music revenues represented 83% and 84% of consolidated revenues, prior to corporate and revenue eliminations, for the nine months ended June 30, 2008 and June 30, 2007, respectively. International Recorded Music revenues were $1,172 million and $1,036 million, or 54% and 49% of consolidated Recorded Music revenues for the nine months ended June 30, 2008 and June 30, 2007, respectively.

The increase in Recorded Music revenues was primarily attributable to an increase in digital sales of $133 million, or 43%, and an increase in licensing revenue of $4 million, or 2%, offset by a decrease in physical sales of $50 million, or 3%. The increase in digital revenue reflects the continued growth and development of new distribution channels and the continued proliferation of digital as a preferred means of consumption and digital marketing efforts. The increase in digital revenue was comprised of an increase in U.S. digital sales of $74 million and an increase in international digital sales of $59 million. Digital sales comprised approximately 20% of Recorded Music revenues for the nine months ended June 30, 2008, up from 15% of Recorded Music revenues in the nine months ended June 30, 2007, which is reflective of the shifting of the market to digital media from physical media. The increase in licensing revenues relates to an increase in broadcast licensing revenues. The decrease in physical sales was driven by the timing of releases and declines in the physical business. In addition, U.S. retailers are more actively managing their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product.

OIBDA and Operating income from continuing operations

Recorded Music OIBDA was $316 million for the nine months ended June 30, 2008 as compared to $306 million for the nine months ended June 30, 2007. Recorded Music operating income from continuing operations included the following (in millions):

	For the Nine Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$316	$306	$10	3%
Depreciation and amortization	(139)	(128)	(11)	9%

Operating income from continuing operations	$177	$178	$(1)	-1%

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$615	$619	$(4)	-1%
Product costs	434	420	14	3%
Licensing	55	54	1	2%

Total cost of revenues	$1,104	$1,093	$11	1%

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$317	$267	$50	19%
Selling and marketing expense	417	405	12	3%
Distribution expense	61	57	4	7%

Total selling, general and administrative expense	$795	$729	$66	9%

(1)	Includes depreciation expense of $24 million and $19 million for the nine months ended June 30, 2008 and June 30, 2007, respectively.

Recorded Music operating income from continuing operations decreased by $1 million, or 1% due to the decreases in OIBDA described below.

Recorded Music OIBDA increased by $10 million, or 3%, to $316 million for the nine months ended June 30, 2008 compared to $306 million for the nine months ended June 30, 2007. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 14% and 15% for the nine months ended June 30, 2008 and June 30, 2007, respectively. The increase was largely due to the prior year effect of the restructuring costs of $41 million and other income related to the Napster Settlement of $49 million. Excluding the impact of foreign currency exchange rates, OIBDA decreased by $6 million.

Cost of revenues

Recorded Music cost of revenues increased $11 million, or 1% for the nine months ended June 30, 2008. This was comprised of an increase in product costs of $14 million and licensing costs of $1 million, offset by a decrease in artist and repertoire costs of $4 million. Product costs as a percentage of revenues was 20% for both the nine months ended June 30, 2008 and June 30, 2007, respectively. Artist and repertoire costs as a percentage of total revenue decreased 1% which is reflected in the change in product mix, including an increased number of digital products.

Selling, general and administrative costs

Recorded Music selling, general and administrative costs increased $66 million, or 9%, for the nine months ended June 30, 2008. This increase was primarily the result of an increase in general and administrative costs which reflects various investments in IT infrastructure and the impact of recent acquisitions.

Music Publishing

Revenues

Music Publishing revenues increased 8% to $467 million for the nine months ended June 30, 2008 as compared to $433 million for the nine months ended June 30, 2007. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $2 million , or less than a percentage point.

Mechanical revenues decreased by $3 million as a result of continued industry-wide declines in physical sales. The mechanical revenue declines were primarily offset by performance revenues, which increased by $21 million primarily related to the popularity of certain compositions and digital revenues, which increased $8 million as the transition in the recorded music industry continues.

Digital revenues represented 6% and 5% of Music Publishing revenues for the nine months ended June 30, 2008 and June 30, 2007, respectively. Music Publishing revenues represented 18% and 17% of consolidated revenues, prior to corporate and revenue eliminations, for the nine months ended June 30, 2008 and June 30, 2007, respectively.

OIBDA and Operating income from continuing operations

Music Publishing operating income from continuing operations decreased to $55 million for the nine months ended June 30, 2008 as compared to $59 million for the nine months ended June 30, 2007. Music Publishing operating income from continuing operations includes the following (in millions):

	For the Nine Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$108	$105	$3	3%
Depreciation and amortization	(53)	(46)	(7)	15%

Operating income from continuing operations	$55	$59	$(4)	-7%

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$315	$289	$26	9%

Total cost of revenues	$315	$289	$26	9%

Music Publishing selling, general and administrative expenses is comprised of the following amounts (in millions):

	For the Nine Months Ended June 30,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$47	$43	$4	9%

Total selling, general and administrative expense	$47	$43	$4	9%

(1)	Includes depreciation expense of $3 million and $2 million for the nine months ended June 30, 2008 and June 30, 2007, respectively.

Music Publishing operating income from continuing operations decreased by $4 million due to an increase in depreciation and amortization expense offset by an increase in OIBDA described below.

Music Publishing OIBDA increased $3 million to $108 million for the nine months ended June 30, 2008 as compared to $105 million for the nine months ended June 30, 2007. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 23% and 24% for the nine months ended June 30, 2008 and June 30, 2007, respectively. Excluding a $6 million favorable impact of foreign currency exchange rates, Music Publishing OIBDA decreased by $3 million.

Cost of revenues

Music Publishing artist and repertoire costs increased by $26 million, which was primarily related to the change in revenue mix discussed above as different royalty rates apply to the different revenue streams.

Selling, general and administrative expenses

Music Publishing selling, general and administrative costs increased $4 million. This increase was primarily the result of an increase in general and administrative costs of $4 million related primarily to a newly acquired business.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense were flat at $83 million for the nine months ended June 30, 2008 and June 30, 2007.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At June 30, 2008, we had $2.047 billion of debt, $240 million of cash and equivalents (net debt of $1.807 billion, defined as total debt less cash and equivalents) and $24 million of shareholder’s equity. This compares to $2.063 billion of debt, $259 million of cash and equivalents, net debt of $1.804 billion, (defined as total debt less cash and equivalents and short-term investments) and $121 million of shareholder’s equity at September 30, 2007. Net debt decreased $3 million primarily as a result of a $19 million increase in cash and equivalents as more fully described below, a decrease in debt of $13 million as a result of quarterly principal amortization of our long-term loans under our senior secured credit facility and a $3 million decrease in foreign exchange rates on our Acquisition Corp. Sterling-denominated Senior Subordinated Notes due 2014.

The $97 million decrease in shareholder’s equity during the nine months ended June 30, 2008 consisted of $47 million of net losses for the nine months ended June 30, 2008, a $68 million dividend payment to Holdings, and deferred losses on derivative financial instruments of $9 million, offset by $7 million of stock compensation, $3 million related to the adoption of FIN 48 and foreign currency exchange movements of $17 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2008 and June 30, 2007 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following in millions:

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$194	$195
Investing activities	(148)	(120)
Financing activities	(88)	(92)

Operating Activities

Cash provided by operations was $194 million for the nine months ended June 30, 2008 compared to cash provided of $195 million for the nine months ended June 30, 2007. The $1 million decrease in cash provided by operations reflects the decrease in physical sales for the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007. This resulted in lower cash collections in the first nine months of fiscal year 2008. This decrease was offset in part by the variable timing of our working capital requirements.

Investing Activities

Cash used in investing activities was $148 million for the nine months ended June 30, 2008 as compared to $120 million for the nine months ended June 30, 2007. The $148 million of cash used in investing activities in the nine months ended June 30, 2008 consisted primarily of the $50 million investment in FSE, and additional smaller acquisitions totaling $37 million, net of cash acquired, and $21 million to acquire music publishing rights. In addition, cash used in investing activities reflects $35 million invested in cost-method investments including $20 million in lala.com and $15 million in imeem, $26 million in capital expenditures and proceeds of $24 million in part related to the sale of a small portion of our investment in Frontline which was mandated by the terms of the July 2007 transaction, pursuant to which we acquired a minority stake in Frontline. The $120 million of cash used in investing activities in the nine months ended June 30, 2007 consisted primarily of payments to acquire Roadrunner, which included $36 million paid to acquire 73.5% of Roadrunner, net of cash acquired of $23 million, and a loan to the seller of approximately $14 million. We also paid a total of $37 million, net of cash acquired, to acquire several smaller companies including an entertainment services company, a video production company in the U.K., and a digital distribution company in Germany, $21 million for capital expenditures, and loaned approximately $12 million to third parties in connection with several small business ventures. This was offset by the receipt of approximately $7 million related to the sale of certain buildings.

Financing Activities

Cash used in financing activities was $88 million for the nine months ended June 30, 2008 compared to $92 million for the nine months ended June 30, 2007. The $55 million of cash used in financing activities in the nine months ended June 30, 2008 consisted of our $13 million quarterly repayments of debt and approximately $42 million of dividend payments. The $88 million of cash used in financing activities for the nine months ended consisted of $13 million of our quarterly repayments of debt and dividend payments to Holdings.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the $250 million (less $4 million of outstanding letters of credit as of June 30, 2008) revolving line of credit of our senior secured credit facility and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements and capital expenditure requirements. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of June 30, 2008, our long-term debt consisted of $1.383 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility and $664 million of Senior Subordinated Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of June 30, 2008.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.383 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum principal amortization payments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 0.5% of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of June 30, 2008, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s. As of August 5, 2008, our term loan facility was rated BB by S&P and Ba3 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate was 0.5%. As of June 30, 2008, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in our leverage ratio. We also are required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain material agreements, change the business conducted by us and enter into agreements that restrict dividends from subsidiaries. In addition, the senior secured credit facility requires us to maintain the following financial covenants: a maximum total leverage ratio and a minimum interest coverage ratio, which are both tested quarterly for compliance, and a maximum annual capital expenditures covenant. The maximum total leverage ratio, which decreases over time, is 4:25:1 for the quarters ended June 30 and September 30, 2008 and decreases from 4.25:1 to 4.0:1 for the quarters ending December 31, 2008 and March 31, 2009.

Senior Subordinated Notes

Acquisition Corp. has outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Subordinated Notes”). The Subordinated Notes mature on April 15, 2014. The Subordinated Notes bear interest at a fixed rate of 7.375% per annum on the $465 million dollar notes and 8.125% per annum on the £100 million in sterling-denominated notes. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to enter into certain transactions with affiliates; and to designate our subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Notes

Our immediate parent company, Holdings, issued debt in December of 2004. While Holdings is the issuer of such debt, it is a holding company that conducts substantially all of its business operations through us, its only asset and wholly owned subsidiary. As such, Holdings will be relying on us to make any payments of principal and interest as they become due.

As of June 30, 2008, Holdings had $225 million of debt on its balance sheet relating to the Holdings Discount Notes, net of issuance discounts. The Holdings Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments are required. However, interest accrues on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity of $257 million on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum with the initial cash interest payment payable on June 15, 2010. The Holdings Discount Notes mature on December 15, 2014.

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

Dividends

Parent has discontinued its previous policy of paying a regular quarterly dividend. On February 29, 2008, Parent paid its final quarterly dividend of $0.13 per share under the new discontinued policy. The Company currently intends to retain future earnings to build cash on the balance sheet and invest in its business, particularly in A&R. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our board of directors may deem relevant.

Covenant Compliance

Our senior secured credit facility requires us to maintain certain covenants including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the credit facility, and also contains a maximum annual capital expenditures limitation. The maximum total leverage ratio, which decreases over time, is 4.25:1 for the quarters ended June 30 and September 30, 2008 and decreases from 4.25:1 to 4.0:1 for the two quarters ending December 31, 2008 and March 31, 2009.

The credit facility also contains covenants that, among other things, restrict our ability to incur additional debt. The occurrence of an event of default under the credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flow. As of June 30, 2008, we were in compliance with all covenants under the credit facility.

Our borrowing arrangements, including the Holdings Discount Notes and the Acquisition Corp. Senior Subordinated Notes contain certain financial covenants, which limit the ability of our restricted subsidiaries as defined in the indentures governing the notes to, among other things, incur additional indebtedness, issue certain preferred shares, pay dividends, make certain investments, sell certain assets, and consolidate, merge, sell or otherwise dispose of all, or some of, our assets. In order for Acquisition Corp. and Holdings Corp. to incur additional debt or make certain restricted payments using certain exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes and the Holdings Discount Notes, the Fixed Charge Coverage Ratio, as defined in such indentures, must exceed a 2.0 to 1.0 ratio. Fixed Charges are defined in such indentures as consolidated interest expense excluding certain non-cash interest expense.

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes and Holdings Discount Notes significantly restrict Acquisition Corp., Holdings and other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004 and July 1, 2004, respectively. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA, as defined, to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Acquisition Corp. may also make a restricted payment prior to April 15, 2009 if, immediately after giving pro forma effect to such restricted payment and certain indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio, as defined, would not exceed 3.75 to 1 and its net senior indebtedness to adjusted EBITDA ratio, as defined, would not exceed 2.50 to 1. In addition, Holdings may make a restricted payment if, immediately after giving pro forma effect to such restricted payment and certain indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio, as defined, would not exceed 4.25 to 1. Notwithstanding such restrictions, the indentures permit an aggregate of $45.0 million and $75.0 million of such payments to be made by Acquisition Corp. and Holdings, respectively, whether or not there is availability under the formula or the conditions to its use are met. Acquisition Corp.’s senior secured credit facility permits Acquisition Corp. to make additional restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments, in an aggregate amount not to exceed $10.0 million (such amount subject to increase to $35.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 4.0 to 1 and to $50.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 3.5 to 1), and subject to further increase in an amount equal to 50% of cumulative excess cash flow that is not otherwise applied pursuant to Acquisition Corp.’s senior secured credit facility, and, in addition, permits Acquisition Corp. to make restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments not to exceed $90 million in any fiscal year, provided that the proceeds of such restricted payments shall be applied solely to pay cash dividends on the Company’s common stock. Furthermore, Holdings’ subsidiaries will be permitted under the terms of Acquisition Corp.’s existing senior secured credit facility, as it may be amended, and under other indebtedness, to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Holdings.

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

As discussed in Note 19 to our audited consolidated financial statements for the year ended September 30, 2007, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2008, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2007.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange forward contracts and foreign exchange option contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Mexican peso, Swedish krona and Australian dollar. During the three months ended June 30, 2008, the Company entered into additional foreign exchange hedge contracts and, as of June 30, 2008, the Company has outstanding hedge contracts for the sale of $641 million and the purchase of $184 million of foreign currencies at fixed rates. The Company did not enter into any significant foreign exchange contracts subsequent to June 30, 2008.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments.

We are exposed to foreign currency exchange rate risk with respect to our Acquisition Corp. £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These Sterling notes mature on April 15, 2014. As of June 30, 2008, these Sterling-denominated notes had a carrying value of approximately $199 million. However, a weakening or strengthening of the U.S. dollar compared to the British Pound Sterling would not have an impact on the fair value of these Sterling notes, as these notes are completely hedged as of June 30, 2008. We did not enter into any additional hedges related to this debt subsequent to June 30, 2008.

We are exposed to interest rate risk with respect to our floating rate debt. The Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments during the quarter ended June 30, 2008. The total notional amount of debt hedged as of June 30, 2008 was $897 million. We did not enter into any additional interest rate swap agreements subsequent to June 30, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably. Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, physical format product innovations and the distribution of music on mobile devices, and revenue streams from these new channels are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our business. Despite the increase in digital sales, they have yet to completely offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact of sales of music through new channels might have on the industry or when the decline in physical sales might be offset by the increase in digital sales and the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry, that growth in digital sales will re-establish a growth pattern for all recorded music sales, the timing of the recovery cannot be established with accuracy nor can the impact of how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

There may be downward pressure on our pricing and our profit margins.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures in DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs, the adoption by record companies of initially lower-margin physical formats and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple’s iTunes will continue to grow as a result of the decline of specialty music retailers, which could increase their negotiating leverage. Several large specialty music retailers, including Tower Records and Musicland, have filed for bankruptcy protection. The declining number of specialty music retailers may not only put pressure on profit margins, but could also impact catalog sales as mass-market retailers generally sell top chart albums only, with a limited range of back catalog. See “Risk Factors—We are substantially dependent on a limited number of online music stores, in particular Apple iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

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

Our business has historically been seasonal. For the fiscal year ended September 30, 2007, we derived approximately 84% of our revenues from our Recorded Music business. In the recorded music business, purchases have historically been heavily weighted towards the last three months of the calendar year, which represent our first quarter under our September 30 fiscal year. Historically, we have realized approximately 35% of Recorded Music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our first fiscal quarter) material to our full-year performance. Since the emergence of digital sales, we have noted some shift in this seasonality. We realized 29%, 28% and 32% of Recorded Music calendar year net sales during the last three months of calendar 2007, 2006 and 2005, respectively. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our Recorded Music net sales for the last three months and subsequent quarters of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient Recorded Music net sales in such last three months, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure requirements, and other obligations. As digital revenue increases as a percentage of our total revenue, this may continue to affect the overall seasonality of our business. For example, sales of MP3 players or gift cards to purchase digital music sold in the holiday season tend to result in sales of digital music in subsequent periods. However, seasonality with respect to the sale of music in new formats, such as digital, is still developing.

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

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2007, approximately 51% of our revenues related to operations in foreign territories. For the nine months ended June 30, 2008, approximately 56% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of June 30, 2008, we have partially hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

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

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, gaining regulatory approval for significant acquisitions or investments could be a lengthy process and there can be no assurance of a successful outcome and we could increase our leverage in connection with acquisitions or investments. We could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of artists or songwriters from our rosters. If we invest in companies involved in new businesses or develop our own new business opportunities, we will need to integrate and effectively manage these new businesses before any new line of business can become successful, and as such its progress and success are uncertain. In addition, investments in new business may result in an increase in capital expenditures to build infrastructure to support our new initiatives. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our credit-worthiness or that they will meet our strategic objectives or otherwise be successful. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. In addition, if any new business in which we invest or which we attempt to develop does not progress as planned, we may not recover the funds and resources we have expended and this could have a negative impact on our businesses or our company as a whole.

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

On March 13, 2007, we entered into amendments to our existing manufacturing, packaging and physical distribution arrangements with Cinram for our physical products in North America and most of Europe. Cinram will remain our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. The terms of the Cinram agreements remain substantially the same as the terms of the original agreements. We believe that the terms of these agreements, as amended, continue to reflect market rates. The agreements, as amended, now expire on June 30, 2010.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of June 30, 2008, our total consolidated indebtedness was $2.047 billion. In addition, as of June 30, 2008, we had an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $4 million in letters of credit).

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

In addition, under our senior secured credit facility, our subsidiaries are required to satisfy and maintain specified financial ratios and other financial condition tests and also have a maximum annual capital expenditures limitation. Their ability to meet those financial ratios and tests can be affected by events beyond our control, and they may not be able to meet those ratios and tests. The senior secured credit facility ratio test assumes that over time EBITDA increases and/or total debt decreases. For example, the maximum total leverage ratio decreases from 4.25:1 to 4.0:1 for the two quarters ending December 31, 2008 and March 31, 2009. If EBITDA does not increase and/or if debt does not decrease over time and if we are unable to renegotiate the covenants, we would not comply with these provisions of the senior secured credit facility. A breach of any of these or any other covenants could result in a default under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility as well as any unsecured indebtedness. All of these restrictions could affect our ability to operate our business or may limit our ability to take advantage of potential business opportunities as they arise.

Our credit ratings could impact our cost of capital.

On February 12, 2008, Moody’s Investor Services lowered our debt ratings. Although reductions in our debt ratings may not have an immediate impact on the cost of debt or our liquidity, they may impact the cost of debt and liquidity over the medium term and future access at a reasonable rate to the debt markets may be adversely impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2 is not applicable and has been omitted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable and has been omitted.

ITEM 5.	OTHER INFORMATION

Item 5 is not applicable and has been omitted.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of WMG Acquisition Corp. (1)

3.2	Amended and Restated Bylaws of WMG Acquisition Corp. (2)

10.1	Employment Agreement, dated as of May 14, 2008, between Warner/Chappell Music, Inc. and David H. Johnson (3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to exhibit 3.196 to WMG Acquisition Corp.’s Amendment No.1 to the Registration Statement on form S-4 (File No. 333-12122).
(2)	Incorporated by reference to exhibit 3.197 to WMG Acquisition Corp.’s Amendment No.1 to the Registration Statement on form S-4 (File No. 333-12122).
(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on form 8-K filed on May 16, 2008 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2008

WMG ACQUISITION CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ MICHAEL D. FLEISHER
Name:	Michael D. Fleisher
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)