Form 10-K
period 2008-09-30
WMG Acquisition Corp
filed 2008-11-26
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of November 20, 2008, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the registrant’s common stock is indirectly owned by Warner Music Group Corp.

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

Our Company

We are one of the world’s major music content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s third-largest recorded music company and also the world’s third-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the U.S. We generated revenues of $3.491 billion during our fiscal year ended September 30, 2008.

Our Recorded Music business produces revenue primarily through the marketing, sale and licensing of recorded music in various physical (such as CDs, cassettes, LPs and DVDs) and digital (such as downloads and ringtones) formats. We have one of the world’s largest and most diverse recorded music catalogs, including 29 of the top 100 U.S. best-selling albums of all time—more than any other recorded music company, including The Eagles: Their Greatest Hits 1971-1975 (the best-selling album of all time), Led Zeppelin IV and Rumours by Fleetwood Mac. Our Recorded Music business is also expanding its participation in image and brand rights associated with artists, including merchandising, sponsorships, touring and artist management. We often refer to these rights as “360º rights.” Prior to corporate and revenue eliminations, our Recorded Music business generated revenues of $2.895 billion during our fiscal year ended September 30, 2008.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions and receives royalties or fees for their use. We publish music across a broad range of musical styles. We hold rights in over one million copyrights from over 65,000 songwriters and composers. Prior to corporate and revenue eliminations, our Music Publishing business generated revenues of $623 million during our fiscal year ended September 30, 2008.

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

Stable, Highly Diversified Revenue Base. Our revenue base is derived primarily from relatively stable and recurring sources such as our music publishing library, our catalog of recorded music and new releases from our existing base of established artists. In any given year, only a small percentage of our total revenues depend on artists without an established track record, with any one of these artists typically representing no more than 1% of our revenues. We have built a large and diverse catalog of recordings and compositions that covers a wide breadth of musical styles including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. We are a significant player in each of our major geographic regions. Expanding our Recorded Music business to participate in 360º rights further diversifies our revenue base. We currently have expanded rights deals in place with approximately one-third of our active global Recorded Music roster.

Flexible Cost Structure With Low Capital Expenditure Requirements. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements. We spent $32 million in capital expenditures for our fiscal year ended September 30, 2008 and $29 million and $30 million in capital expenditures for our fiscal years ended September 30, 2007 and September 30, 2006, respectively. We continue to seek sensible opportunities to convert fixed costs to variable costs, such as the sale of our CD and DVD manufacturing, packaging and physical distribution operations in 2003 and to enhance our effectiveness, flexibility, structure and performance by reducing and realigning long-term costs. As part of our realignment plan in fiscal 2007, we implemented changes to better align our workforce with the changing nature of the music industry by continuing to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. Part of the realignment plan also resulted in the outsourcing of some back-office functions as a cost-savings measure. Finally, we have contractual flexibility with regard to the timing and amounts of advances paid to existing recording artists and songwriters as well as discretion regarding future investment in new artists and songwriters, which further allow us to respond to changing industry conditions. The vast majority of our contracts cover multiple deliverables, most of which are only deliverable at our option.

Digital Leadership. We derive revenue from different digital business models and products, including digital downloads of single tracks and albums, online subscription services, interactive webcasting, video streaming and downloads, and mobile music, in the form of ringtones, ringback tones, full-track downloads and other products. We have established ourselves as a leader in the music industry’s transition to the digital era by focusing on expanding our distribution channel, establishing a strong partnership portfolio and developing innovative products and initiatives.

We have focused on expanding the scope and enhancing the structure of the distribution channel. We have agreements with carriers that have a combined subscriber base of approximately 2 billion wireless network subscribers. Taking advantage of an expanding wireless universe and upgrades to next-generation wireless networks and mobile handsets, we have entered into content distribution agreements with mobile operators around the world, such as Vimpelcom (Russia), DoCoMo (Japan), Telefonica (Spain and other territories) and Telenor (Scandinavia and other territories), to foster growth in digital music. Our current strategy is to better align our business models with the business drivers of our partners, creating commercial models that allow us to participate in customer acquisition, retention and lifetime-value creation of the consumer. New services, such as one just implemented with Danish network operator TDC that makes music subscription available to all broadband subscribers as part of their basic service package, and another with Nokia that is launching “Comes With Music”, a phone plus unlimited music service bundle initially launched in the UK with plans to launch in other international territories, are representative of this approach.

We have assembled a partnership portfolio that goes beyond simple wholesale and retail arrangements. This focus on partnership enables us to help bring new entrants into the space and transform the digital music ecology. We currently partner with a broad range of online and mobile providers, such as iTunes, Microsoft, Napster, Rhapsody, Yahoo!, YouTube, lala, AT&T, Sprint, T-Mobile, Verizon Wireless, Orange, Vodafone and KDDI. We continue to initiate and sustain strategic relationships with key retailers, operators, technology companies, device manufacturers and next generation digital providers. We decided to start offering our recorded music catalog in the MP3 format, beginning with Amazon in December 2007, to enable more retailers to partner with us to address consumers’ hardware platforms of choice. Many of our new digital retail partners, such as Wal-Mart, will be leveraging established brands and years of expertise from physical product retail sales. In these agreements we seek to not only enable new digital music retailers, but also to initiate strategic roadmap planning with our partners to further evolve digital music platforms, products and services. One of the most important new categories of digital music platform is the rapidly growing “social media communities.” Over 131 million Americans visited social networks in October 2008, according to data from ComScore MediaMetrix, while the number of consumers worldwide visiting social networks approached half a billion for the month of September. Music is a key catalyst that drives much of the sharing and networking activities of this massive audience. We believe that it is very important for us to capitalize on this phenomenon and unlock the social value of music through new business constructs. Our recently launched MySpace Music joint venture with News Corp. and other music companies is one such expression of this approach.

And finally, we believe that product innovation is crucial. We have focused on producing new music-based digital products for our digitally connected customers. We have integrated the development of innovative digital products and strategies throughout our business and established a culture of product innovation across the company aimed at leveraging our assets to drive creative product development. Through our digital initiatives we have established strong relationships with our customers, developed new products and become a leader in the expanding worldwide digital music business. Through the first three quarters of calendar 2008, our shares of digital recorded music track and album sales in the U.S., as measured by SoundScan, were higher than our overall recorded music album share in the U.S. We believe that this is due to the relative strength of our content, in particular our catalog content, as well as our emphasis on digital innovation. We also continue to be a leader in creating and offering consumers unique and compelling digital album bundles through the combination of existing assets (such as sound recordings and artwork) together with new assets (such as bonus tracks, music videos and “behind the scenes” footage). Our success in product innovation explains why we have been the only music major with a digital album market share that consistently exceeds our physical album market share over the past several years.

Focus on Innovative A&R. We believe our relative size, the strength of our management team, our ability to respond to industry and consumer trends and challenges, our diverse array of genres, our large catalog of hit releases and our valuable music publishing library have and will help us continue to successfully build our roster of recording artists and songwriters. We are constantly looking for new, innovative ways to develop and execute our A&R strategy. For example, in the U.S., we established our Independent Label Group (“ILG”) in fiscal 2006, which leverages our strong independent distribution network to identify major acts of the future at a lower cost. We continue to realize significant success in A&R. In the U.S. we were the only music major to increase U.S. album market share according to Soundscan over the twelve months ended September 30, 2008, gaining 2.2 percentage points to end up at 21%. It was noted in the trade publication Music & Copyright that Warner Music Group became the third-largest Recorded Music business by global market share in 2006, rising from fourth-largest, which demonstrates the ongoing success of our A&R strategy.

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

Our Strategy

We intend to increase revenues and cash flow through the following business strategies:

Attract, Develop and Retain Established and Emerging Recording Artists and Songwriters. A critical element of our strategy is to find, develop and retain recording artists and songwriters who achieve long-term success and we intend to enhance the value of our assets by continuing to attract and develop new recording artists and songwriters with staying power and market potential. Our A&R teams seek to sign talented recording artists with strong potential, whose new releases will generate a meaningful level of sales and increase the enduring value of our catalog by continuing to generate sales on an ongoing basis, with little additional marketing expenditure. We always attempt to obtain 360º rights with artists when they are available. We also work to identify promising songwriters who will write musical compositions that will augment the lasting value and stability of our music publishing library. We intend to continue to employ profitable and creative A&R strategies in this effort, such as the establishment of ILG. Additionally, we intend to continually evaluate our recording artist and songwriter roster to ensure we remain focused on developing the most promising and profitable talent and remain committed to maintaining financial discipline in evaluating agreements with artists. We will also continue to evaluate opportunities to add to our catalog or acquire or make investments in companies engaged in businesses that are similar or complementary to ours. Recent acquisitions include Get-In Productions, an artist services company in Spain, Camus, a touring company in France, Non-Stop Music, a leading production music library, and Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content.

Maximize the Value of our Music Assets and Capitalize on the Growth Areas of the Music Industry. Our relationships with recording artists and songwriters, our recorded music catalog and our music publishing library are our most valuable assets. We intend to continue to exploit the value of these assets through a variety of distribution channels, formats and products to generate significant cash flow from our music content. We believe that the ability to monetize our music content should improve over time as new distribution channels and the number of formats increase. We will seek to exploit the potential of previously unmonetized content in new channels, formats and product offerings, including premium-priced album bundles, ringtones and full-track video and song downloads on mobile phones. For example, we have a large catalog of music videos that we have yet to fully monetize, as well as unexploited album art, lyrics and B-side tracks that have never been released. We will also continue to work with our partners to explore creative approaches and constantly experiment with new deal structures and product offerings to take advantage of new distribution channels. In addition, we intend to expand our ability to capitalize on the growth areas of the music industry by continuing to acquire 360º rights from our artists.

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

Capitalize on Digital Distribution and Emerging Technologies. Emerging digital formats should continue to produce new means for the distribution and exploitation of our recorded music and music publishing assets. We believe that the development of legitimate online and mobile channels for the consumption of music content continues to hold significant promise and opportunity for the industry. Digital tracks and albums are not only reasonably priced for the consumer, but also offer a superior customer experience relative to illegal alternatives. Digital music is easy to use, offer uncorrupted, high-quality song files and integrate seamlessly with popular portable music players such as Apple’s iPod line, Microsoft’s Zune player, and a wide variety of PlaysForSure compatible devices from Creative, iRiver, Samsung and Sandisk. The consumer increasingly has a wide array of devices to choose from, including music-enabled phones from Sony Ericsson, Nokia and the iPhone. Research conducted by NPD in December 2007 shows that the above-mentioned characteristics of current digital music offerings are driving additional uptake. One-third of U.S. consumers age 13+ who started buying or bought more digital music in the past year did so because they found it to be a good value for the money; 42% did so to get content for their portable digital music players. Conversely, one-third of U.S. consumers age 13+ who stopped downloading or downloaded less music from file-sharing services did so because of concerns about getting spyware or viruses through these services – a protection afforded by legitimate digital music services.

In addition, we believe digital distribution will stimulate incremental catalog sales given the ability to offer enhanced presentation and searchability of our catalog. We intend to continue to extend our global reach by executing deals in new marketplaces and developing optimal business models that will enable us to monetize our content on emerging platforms like “social media”, where users are creating, posting and sharing their own music playlists as another expression of identity. Our research shows that 33% of young playlist users, who tend to be technologically savvy and device-enabled, have shared, posted, and embedded their playlists on social network profile pages or blogs. Given that the worldwide market for smart phones is expected to triple to 31% penetration by 2013 (ABI), we also expect to see significant migration of social networking to the mobile platform.

The physical retail platform remains an extremely attractive vehicle to deliver unique configurations of rich media assets, such as customized USB products. They are a great way to appeal to dedicated fans with a premium offer, as evidenced by our Matchbox 20 release in conjunction with Best Buy in fall 2007 and our partnership with SanDisk, which launched SlotMusic, in which tracks are embedded in microSD cards. Music gift cards sold at retail are becoming an increasingly important driver of digital commerce. According to NPD, 26% of digital songs purchased in 2007, as well as in the first three quarters of 2008, were purchased with a gift card.

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

Contain Digital Piracy. Containing piracy is a major focus of the music industry and we, along with the rest of the industry, are taking multiple measures through the development of new business models, technological innovation, litigation, education and the promotion of legislation to combat piracy. We will continue to take a leadership role in the music industry’s war against piracy, as we did by championing the industry-wide development of new physical formats and partnering with Apple on its security model for its Macintosh and PC launches of iTunes. In addition, we continue to support the measures taken by the Recording Industry Association of America (“RIAA”), the International Federation of the Phonographic Industry (“IFPI”) and the National Music Publishers’ Association (“NMPA”), including civil lawsuits, education programs, lobbying for tougher anti-piracy legislation and international efforts to preserve music copyrights. We also believe new technologies geared towards degrading the illegal file-sharing process and tracking the source of pirated music offer a means to reduce piracy. Furthermore, recent legal actions by our industry, both in and outside the U.S., have been designed to educate consumers that obtaining music through unauthorized peer-to-peer networks is against the law and to deter illegal downloads. The industry has also been working with educational institutions to implement solutions to prohibit students from illegally downloading copyrighted material. We believe that consumer awareness of the illegality of piracy has increased as a result of these initiatives. We believe these actions, in addition to the expansive growth of legitimate online and wireless music offerings, will help to limit the revenues lost to digital piracy. See “Industry Overview—Recorded Music—Piracy”.

Company History

Our history dates back to 1929, when Jack Warner, president of Warner Bros. Pictures, founded Music Publishers Holding Company (“MPHC”) to acquire music copyrights as a means of providing inexpensive music for films. Encouraged by the success of MPHC, Warner Bros. extended its presence in the music industry with the founding of Warner Bros. Records in 1958 as a means of distributing movie soundtracks and further exploiting actors’ contracts. For over 50 years, Warner Bros. Records has led the industry both creatively and financially with the discovery of many of the world’s biggest recording artists. Warner Bros. Records acquired Frank Sinatra’s Reprise Records in 1963. Our Atlantic Records label was launched in 1947 by Ahmet Ertegun and Herb Abramson as a small New York-based label focused on jazz and R&B and Elektra Records was founded in 1950 by Jac Holzman as a folk music label. Atlantic Records and our Elektra Records label were merged in 2004 to form The Atlantic Records Group. Warner Music Group is today home to a collection of record labels, including Asylum, Atlantic, Bad Boy, Cordless, East West, Elektra, Nonesuch, Reprise, Rhino, Roadrunner, Rykodisc, Sire, Warner Bros. and Word.

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

In 2004, an investor group consisting of Thomas H. Lee Partners L.P. and its affiliates (“THL”), Bain Capital, LLC and its affiliates (“Bain Capital”), Providence Equity Partners, Inc. and its affiliates (“Providence Equity”) and Music Capital Partners L.P. (collectively, the “Investor Group”) acquired Warner Music Group from Time Warner Inc. (“Time Warner”). Warner Music Group became the only stand-alone music content company with publicly traded common stock in the U.S. in May 2005.

Recorded Music (82%, 83%, and 85% of consolidated revenues, before corporate and revenue eliminations, in fiscal 2008, 2007 and 2006, respectively)

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, following the Acquisition we established ILG to discover artists earlier in the process and at lower cost by leveraging our independent distribution network.

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

In the U.S., Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino Entertainment (“Rhino”), a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino is also transitioning into our primary licensing division focused on acquiring broader licensing rights from certain catalog artists. For example, we have an exclusive license with The Grateful Dead to manage the band’s intellectual property and have recently acquired a 50% interest in Frank Sinatra Enterprises, an entity, that administers licenses for use of Frank Sinatra’s name and likeness and manage all aspects of his music, film and stage content. We also conduct our Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Bad Boy, Cordless, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

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

We play an integral role in virtually all aspects of the music value chain from discovering and developing talent, to producing albums and promoting artists and their products. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA, Ryko Distribution and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers. Our recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of 360° deals where we acquired broader image and brand rights in an artist’s career, we may provide more comprehensive career support, promoting an artist for longer periods of time and actively developing new opportunities for them through touring, fan clubs, merchandising, and sponsorships. We may contribute to all facets of an artist’s career rather than only focusing on producing recorded music products.

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services such as Rhapsody, social networking sites such as MySpace, user-generated content sites such as YouTube, Internet portals and music-centered destinations, such as imeem. We also work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize our assets and create new revenue streams. As a music-based content company, we have assets which go beyond our recorded music and music publishing catalogs, such as our music video library, that we now have the opportunity to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the early stages of growth, proportions may change as the roll-out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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

In the U.S., our major record labels identify potentially successful recording artists, sign them to recording agreements, collaborate with them to develop recordings of their work and market and sell these finished recordings to retail stores and legitimate digital channels. Increasingly, we are also expanding our participation in image and brand rights associated with artists, including merchandising, sponsorships, touring and artist management. Our labels scout and sign talent across all major music genres, including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. WMI markets and sells U.S. and local repertoire from its own network of affiliates and numerous licensees in more than 50 countries. With a roster of local artists performing in 25 languages, WMI has an ongoing commitment to developing local talent aimed at achieving national, regional or international success.

A significant number of our recording artists have continued to appeal to audiences long after we cease to release their new recordings. Our recorded music catalog includes the U.S. best-selling album of all time, The Eagles: Their Greatest Hits 1971-1975, which has sold more than 29 million units in the U.S. to date. We have an efficient process for generating continued sales across our catalog releases, as evidenced by the fact that catalog generally generates approximately 40% of our recorded music sales in a typical year. Relative to our new releases, we spend comparatively small amounts on marketing for catalog sales.

We maximize the value of our catalog of recorded music through our Rhino business unit and through activities of each of our record labels. We use our catalog as a source of material for re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar songs and artists.

Representative Worldwide Recorded Music Artists

The Academy Is...	Disturbed	Jet	New Order	Frank Sinatra
Avenged Sevenfold	Alesha Dixon	Mike Jones	Nickelback	Smashing Pumpkins
Bee Gees	The Doors	Juvenile	Notorious B.I.G.	The Smiths
Big & Rich	The Eagles	Kid Rock	Paolo Nutini	Regina Spektor
Black Sabbath	Missy Elliott	Killswitch Engage	Panic At the Disco	Staind
Bloc Party	The Enemy	Mark Knopfler	Paramore	Serj Tankian
James Blunt	Enya	k.d. lang	Sean Paul	Rod Stewart
Boyz N Da Hood	Estelle	Larry the Cable Guy	Laura Pausini	The Streets
Michelle Branch	Lupé Fiasco	Led Zeppelin	Pendulum	Rob Thomas
Toni Braxton	Flaming Lips	Linkin Park	Plies	T.I.
Michael Bublé	Fleetwood Mac	Madonna	Daniel Powter	Trans-Siberian Orchestra
Buckcherry	Genesis	Christopher Maé	Primal Scream	Trey Songz
Tracy Chapman	Gnarls Barkley	Maná	The Ramones	Uncle Kracker
Ray Charles	Goo Goo Dolls	Mastodon	Red Hot Chili Peppers	The Used
Cher	Josh Groban	matchbox twenty	R.E.M.	Paul Wall
Eric Clapton	Grateful Dead	MC Solaar	Rilo Kiley	Westernhagen
Biffy Clyro	Green Day	Metallica	Damien Rice	The White Stripes
Phil Collins	Gym Class Heroes	Bette Midler	Todd Rundgren	Wilco
The Corrs	H.I.M.	Luis Miguel	Alejandro Sanz	The Wombats
Danity Kane	Johnny Hallyday	Alanis Morissette	Seal	The Wreckers
Craig David	Emmylou Harris	Jason Mraz	Blake Shelton	Neil Young
Death Cab for Cutie	Hard-Fi	Muse	Shinedown	Young Dro
Deftones	Faith Hill	Musiq Soulchild	Paul Simon	Youssou N’Dour
Diddy	Jaheim	My Chemical Romance	Simple Plan	Yung Joc

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

We are also continuing to transition to other forms of business models with recording artists to adapt to changing industry conditions. In the vast majority of the recording agreements we currently enter into with new artists, we acquire 360º rights and thereby share in the touring, merchandising, sponsorship/endorsement, fan club or other non-recorded music revenues associated with those artists.

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

We work to raise the profile of our artists, through an integrated marketing approach that covers all aspects of their interactions with music consumers. These activities include helping the artist develop creatively in each album release, setting strategic release dates and choosing radio singles, creating concepts for videos that are complementary to the artists’ work and coordinating promotion of albums to radio and television outlets. We also continue to experiment with ways to promote our artists through digital channels with initiatives such as windowing of content and creating product bundles by combining our existing album assets with other assets, such as bonus tracks and music videos. Through digital distribution channels we have greater marketing flexibility that can be more cost effective. For example, direct marketing is possible through access to consumers via websites and pre-release activity can be customized. When possible, we seek to add an additional personal component to our promotional efforts by facilitating television and radio coverage or live appearances for our key artists. Our corporate, label and artist websites provide additional marketing venues for our artists.

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

Manufacturing, Packaging and Physical Distribution

We have entered into manufacturing, packaging and physical distribution arrangements with Cinram for our CDs and DVDs in the U.S. and Europe. Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. We believe that the terms of the Cinram agreements reflect market rates. We also have arrangements with other suppliers and distributors as part of our manufacturing, packaging and physical distribution network throughout the rest of the world.

Sales

Most of our sales represent purchases by a wholesale or retail distributor. Our return policies are in accordance with wholesale and retailer requirements, applicable laws and regulations, territory- and customer-specific negotiations, and industry practice. We attempt to minimize the return of unsold product by working with retailers to manage inventory and SKU counts as well as monitoring shipments and sell-through data.

We generate sales from the new releases of current artists and our catalog of recordings. In addition, we actively repackage music from our catalog to form new compilations. Most of our sales are currently generated through the CD format, although we also sell our music through both historical formats, such as cassettes and vinyl albums and newer emerging digital formats.

We sell our recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music.

We believe that the online channel has become an increasingly important sales channel. Online sales include sales of traditional physical formats through both the online distribution arms of traditional retailers such as fye.com and walmart.com and traditional online physical retailers such as Amazon.com, bestbuy.com and barnesandnoble.com. In addition, there has been a proliferation of legitimate online sites, which sell digital music on a per-album or per-track basis or offer subscription and streaming services. Several carriers also offer their subscribers the ability to download music on mobile devices. We currently partner with a broad range of online and mobile providers, such as iTunes, Napster, Rhapsody, Yahoo, Cingular, Sprint, T-mobile, Verizon Wireless, Orange, Vodafone, Virgin Mobile, Motorola, China Unicom, Vimpelcom, Telenor, YouTube, lala, and MySpace Music and are actively seeking to develop and grow this business. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and sell digital products, it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales.

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

Our business has historically been seasonal. In the recorded music business, purchases have historically been heavily weighted towards the last three months of the calendar year. Since the emergence of digital sales, we have noted some shift in seasonality. As digital revenue increases as a percentage of our total revenue, this may continue to affect the overall seasonality of our business. For example, sales of MP3 players or gift cards to purchase digital music sold in the holiday season tend to result in sales of digital music in subsequent periods. However, seasonality with respect to the sale of music in new formats, such as digital, is still developing.

Music Publishing (18%, 17%, and 15% of consolidated revenues, before corporate and revenue eliminations, in fiscal 2008, 2007 and 2006, respectively)

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

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Our best-selling songwriter/song owner and song accounted for less than 2% and 1% of our music publishing revenues, respectively, for the fiscal year ended September 30, 2008. Moreover, our music publishing library includes many standard titles that span multiple music genres and has demonstrated the ability to generate consistent revenues over extended periods of time. For example, over the last ten years, our top 10 earning songs, which include such titles as “Happy Birthday to You”, “Let it Snow,” “Star Wars” and “Rhapsody in Blue” have generally generated annual revenues of between $1.0 million and $2.0 million per song. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing, New Line Cinema and Warner Bros. Studios. In 2007, we entered the production music library business with the acquisition of Non-Stop Music. Production music is a complementary alternative to licensing standards and contemporary hits for television, film and advertising producers.

Music Publishing Portfolio

Representative Songwriters

India.Arie	Madonna	R.E.M.
Burt Bacharach	Maná	Damien Rice
Michelle Branch	Johnny Mercer	Alejandro Sanz
Michael Bublé	George Michael	Staind
Eric Clapton	Van Morrison	T.I.
Bryan-Michael Cox	Muse	Timbaland
Dido	New York Dolls	Van Halen
Dream	Tim Nichols	Van Morrison
George and Ira Gershwin	Nickelback	Kurt Weill
GreenDay	Harry Nilsson	Barry White
Michael Jackson	Katy Perry	John Williams
Led Zeppelin	Cole Porter	Lucinda Williams
Lil Wayne	Radiohead
Little Big Town	The Ramones

Representative Songs
1950s and Prior	1960s	1970s
Summertime	People	Behind Closed Doors
Happy Birthday To You	I Only Want To Be With You	Ain’t No Stopping Us Now
Night And Day	When A Man Loves A Woman	For The Love Of Money
The Lady Is A Tramp	I Got A Woman	A Horse With No Name
Too Marvelous For Words	People Get Ready	Moondance
Dancing In The Dark	Love Is Blue	Peaceful Easy Feeling
Winter Wonderland	For What It’s Worth	Layla
Ain’t She Sweet	This Magic Moment	Staying Alive
Frosty The Snowman	Save The Last Dance For Me	Star Wars Theme
When I Fall In Love	Viva Las Vegas	Killing Me Softly
Misty The Party’s Over On The Street Where You Live Blueberry Hill Makin’ Whoopee Dream A Little Dream Of Me It Had To Be You You Go To My Head	Walk On By Build Me Up Buttercup Everyday People Whole Lotta Love	Does Anybody Really Know What Time It Is? Saturday In The Park Stairway To Heaven

1980s	1990s	2000 and After
Eye Of The Tiger	Creep	It’s Been Awhile
Slow Hand	Macarena	Photograph
The Wind Beneath My Wings	Sunny Came Home	Complicated
Endless Love	Amazed	U Got It Bad
Morning Train	This Kiss	Crazy In Love
Beat It	Believe	Cry Me A River
Jump	Smooth	White Flag
We Are the World	Livin’ La Vida Loca	Dilemma
Indiana Jones Theme	Losing My Religion	Work It
Celebration	Gonna Make You Sweat	Miss You
Like A Prayer	All Star	Burn
American Idiot
The Reason
Save A Horse (Ride A Cowboy)
We Belong Together
Promiscuous
Crazy
Gold Digger
Hey There Delilah
Sexy Back
Whatever You Like
I Kissed a Girl
All Summer Long
Gotta Be Somebody

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

Warner/Chappell acquires copyrights or portions of copyrights and/or administration rights from songwriters or other third-party holders of rights in compositions. Typically, in either case, the grantor of rights retains a right to receive a percentage of revenues collected by Warner/Chappell. As an owner and/or administrator of compositions, we promote the use of those compositions by others. For example, we encourage recording artists to record and include our songs on their albums, offer opportunities to include our compositions in filmed entertainment, advertisements and digital media and advocate for the use of our compositions in live stage productions. Examples of music uses that generate publishing revenues include:

Mechanical: sale of recorded music in various formats

•	Physical recordings (e.g., CDs and DVDs)

Performance: performance of the song to the general public

•	Broadcast of music on television, radio, cable and satellite

•	Live performance at a concert or other venue (e.g., arena concerts, nightclubs)

•	Broadcast of music at sporting events, restaurants or bars

•	Performance of music in staged theatrical productions

Synchronization: use of the song in combination with visual images

•	Films or television programs

•	Television commercials

•	Videogames

•	Merchandising, toys or novelty items

Digital:

•	Internet and mobile downloads

•	Mobile ringtones

•	Online and mobile streaming

Other:

•	Licensing of copyrights for use in sheet music

Composers’ and Lyricists’ Contracts

Warner/Chappell derives its rights through contracts with composers and lyricists (songwriters) or their heirs, and with third-party music publishers. In some instances, those contracts grant either 100% or some lesser percentage of copyright ownership in musical compositions and/or administration rights. In other instances, those contracts only convey to Warner/Chappell rights to administer musical compositions for a period of time without conveying a copyright ownership interest. Our contracts grant us exclusive exploitation rights in the territories concerned excepting any pre-existing arrangements. Many of our contracts grant us rights on a worldwide basis. Contracts typically cover the entire work product of the writer or composer for the duration of the contract. As a result, Warner/Chappell customarily possesses administration rights for every musical composition created by the writer or composer during the duration of the contract.

While the duration of the contract may vary, many of our contracts grant us ownership and/or administration rights for the duration of copyright. See “Intellectual Property-Copyrights”. U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the U.S. only) after a set period of time.

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

Competition

In both recorded music and music publishing we compete based on price (to retailers in recorded music and to various end users in music publishing), on marketing and promotion (including both how we allocate our marketing and promotion resources as well as how much we spend on a dollar basis) and on artist signings. We believe we currently compete favorably in these areas.

Our Recorded Music business is also dependent on technological development, including access to, selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. In recent years, due to the growth in piracy, we have been forced to compete with illegal channels such as unauthorized, online, peer-to-peer file-sharing and downloading and industrial duplication. See “Industry Overview—Piracy.” Additionally, we compete, to a lesser extent, with alternative forms of entertainment such as motion pictures on home devices (e.g., VHS and DVD) or at the box office and with videogames for disposable consumer income.

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to Music and Copyright, in 2007, the four largest major record companies were Universal, Sony BMG Music Entertainment (“Sony BMG”), EMI Recorded Music (“EMI”) and WMG, which collectively accounted for approximately 74% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 26%, including independent music companies. Universal was the market leader with a 29% global market share in 2007, followed by Sony BMG with a 20% share. WMG and EMI held a 14% and 11% share of global recorded music sales, respectively. While market shares change moderately year-to-year, none of these players have gained or lost more than 3 percentage points of share in the last 5 years (taking into account combined shares of Sony and BMG for years prior to the formation of Sony BMG in 2004). On July 13, 2006, the European Court of First Instance annulled the European Commission’s decision approving the formation of Sony BMG. Sony and Bertelsmann re-applied to the European Commission and the formation of Sony BMG was re-approved in October 2007. On October 1, 2008, Sony Corporation completed its acquisition of Bertelsmann’s interest in the Sony BMG venture, which is now called Sony Music Entertainment Inc.

The music publishing business is also highly competitive. The top four music publishers collectively account for approximately 65% of the market. Based on Music & Copyright’s most recent estimates in April 2008, Universal Music Publishing Group, having acquired BMG Music Publishing Group in 2007, was the market leader in music publishing in 2007, holding a 22% global share. EMI Music Publishing was the second largest music publisher with a 20% share, followed by WMG (Warner/Chappell) at 15% and Sony/ATV Music Publishing LLC (“Sony/ATV”) at 7%. Independent music publishers represent the balance of the market, as well as many individual songwriters who published their own works.

Intellectual Property

Copyrights

Our business, like that of other companies involved in music publishing and recorded music, rests on our ability to maintain rights in musical works and recordings through copyright protection. In the U.S., copyright protection for works created as “works made for hire” (e.g., works of employees or specially commissioned works) after January 1, 1978 lasts for 95 years from first publication or 120 years from creation, whichever expires first. The period of copyright protection for musical compositions and sound recordings that are not “works made for hire” lasts for the life of the author plus 70 years for works created on or after January 1, 1978. U.S. works created prior to January 1, 1978 generally enjoy a total copyright life of 95 years, subject to compliance with certain statutory provisions including notice and renewal. In the U.S., sound recordings created prior to February 15, 1972 are not subject to copyright protection but are protected by common law rights or state statutes, where applicable. Copyright in the E.U. has recently been harmonized such that the period of copyright protection for musical compositions in all member states lasts for the life of the author plus 70 years. In the E.U., the term of copyright for sound recordings lasts for 50 years from the date of release; however, the European Commission recently adopted an initiative that would extend the copyright protection in sound recordings to 95 years. E.U. governments and the European Parliament still need to give approval.

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

The European Union has implemented these treaties through the European Copyright Directive, which was adopted by the E.U. in 2001. Legislation implementing the European Copyright Directive in each of the member states is underway. The European Copyright Directive harmonizes copyright laws across Europe and extends substantial protection for copyrighted works online. The E.U. has also put forward legislation aimed at assuring cross border coordination of the enforcement of laws related to counterfeit goods, including musical recordings.

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

Joint Ventures

We have entered into joint venture arrangements pursuant to which we or our various subsidiary companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by the joint ventures. Examples of these arrangements are Bad Boy Records, a joint venture between us and Sean “Diddy” Combs, Frank Sinatra Enterprises, a joint venture established to administer licenses for use of Frank Sinatra’s name and likeness and manage all aspects of his music, film and stage content, and our MySpace Music joint venture.

Employees

As of September 30, 2008, we employed approximately 3,800 persons worldwide, including temporary and part-time employees. None of our employees in the U.S. are subject to collective bargaining agreements, although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

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

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment, and relating to foreign and domestic operations, for each of the last three fiscal years is set forth in Note 18 to the Consolidated Audited Financial Statements.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar 2007, according to IFPI, generated $29.9 billion in retail value of sales. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. In the first three quarters of calendar 2008, according to SoundScan, 43% of all U.S. album unit sales were from recordings more than 18 months old, and 31% were from recordings more than three years old.

According to IFPI, the top five territories (the U.S., Japan, the U.K., Germany and France) accounted for 74% of the related sales in the recorded music market in 2007. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 35% of total 2007 recorded music sales. In addition, the U.S. and Japan are largely local music markets, with 93% and 77% of their 2007 physical music sales consisting of domestic repertoire, respectively. In contrast, the U.K., German and French territories are made up of a higher percentage of international sales, with domestic repertoire constituting only 49%, 62% and 55% of these markets, respectively.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers. According to RIAA, record stores’ share of U.S. music sales has declined from 51% in 1998 to 31% in 2007. Over the course of the last decade, U.S. mass-market and other stores’ share grew from 34% in 1998 to 54% in 2004, and with the subsequent growth of sales via online channels since that time, their share contracted to 30% in 2007. In recent years, online sales of physical product as well as digital downloads have grown to represent an increasing share of U.S. sales and combined they accounted for 23% of music sales in 2007. In terms of genre, rock remains the most popular style of music, representing 32% of 2007 U.S. unit sales, although genres such as rap/hip-hop, R&B, Country and Latin music are also very popular.

According to RIAA, from 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%, twice the rate of total entertainment spending. This growth, largely paralleled around the world, was driven by demand for music, the replacement of vinyl LPs and cassettes with CDs, price increases and strong economic growth. The industry began experiencing negative growth rates in 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a compound annual growth rate of 8%, although there was a 2.5% year-over-year increase recorded in 2004. In 2007, the physical business experienced a 19% year-over-year decline on a value basis. According to SoundScan, through November 9, 2008, calendar year-to-date U.S. recorded music album unit sales (excluding sales of digital tracks) are down approximately 13% year-over-year. According to SoundScan, adding digital track sales to the unit album totals based on SoundScan’s standard ten-tracks-per-album equivalent, the U.S. music industry is down 7% through November 9, 2008. Similar declines have occurred in international markets, with the extent of declines driven primarily by differing penetration levels of piracy-enabling technologies, such as broadband access and CD-R technology, and economic conditions.

Notwithstanding these factors, we believe that music industry results could improve based on the continued mobilization of the industry as a whole against piracy and the development of legitimate digital distribution channels.

Piracy

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

•

Digital piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high-quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. These digital files can then be distributed for free over the Internet through anonymous peer-to-peer file sharing networks such as BitTorrent, Bearshare, and Limewire or websites such as allofmp3.com (“illegal downloading”). Alternatively, these files can be burned onto multiple CDs for physical distribution (“CD-R piracy”). IFPI estimates that 30 billion songs were illegally downloaded in 2007.

•

Industrial piracy (also called counterfeiting or physical piracy) involves mass production of illegal CDs and cassettes in factories. This form of piracy is largely concentrated in developing regions, and has existed for well more than a decade. The sale of legitimate recorded music in these developing territories is limited by the dominance of pirated products, which are sold at substantially lower prices than legitimate products. The International Intellectual Property Alliance (IIPA) estimates that trade losses due to physical piracy of records and music in 51 key countries/territories around the world with copyright protection and/or enforcement deficiencies totaled $2.3 billion in 2007. The IIPA also believes that piracy of records and music is most prevalent in territories such as Egypt, Indonesia, Kuwait, Lithuania, Mexico, Nigeria, Pakistan, Paraguay, the People’s Republic of China, Peru, the Philippines, Turkey and Vietnam, where privacy levels are in excess of 70%.

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

•

Educational: Led by RIAA and IFPI, the industry has launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. Data collected by RIAA in the third quarter of 2008 reflect that over one-third (36%) of the U.S. music-consuming population age 13 and older are aware of the recording industry’s efforts to educate consumers about obtaining music legally, and of those, about three-fourths (72%) believe that these efforts have been effective in helping them understand what is permissible in terms of obtaining music. The data also show that only a small minority of the U.S. music-consuming population age 13 and older currently believes that there is legal justification for engaging in file-sharing activities—one-third or less say that it is legal to make their music collections available for others to download or copy and/or to download or copy music from someone else’s collection.

•

Legal: In conjunction with its educational efforts, the industry has taken aggressive legal action against file-sharers and is continuing to fight industrial pirates. These actions include civil lawsuits in the U.S. and E.U. against individual pirates, arrests of pirates in Japan and raids against file-sharing services in Australia. U.S. lawsuits have largely targeted individuals who illegally share large quantities of music content. RIAA has continued these lawsuits in the U.S. IFPI has brought similar actions in Argentina, Austria, Brazil, Canada, Czech Republic, Denmark, Finland, France, Germany, Iceland, Ireland, Italy, Hong Kong, Mexico, Netherlands, Poland, Portugal, Romania, Singapore, Sweden, Switzerland and the U.K. and it may pursue similar actions in other countries. A number of court decisions, including the decisions in the cases involving Grokster and KaZaA, have held that one who distributes a device, such as P2P software, with the object of promoting its use to infringe copyright can be liable for the resulting acts of infringement by third parties using the device regardless of the of the lawful uses of the device.

•

Development of online and mobile alternatives: We believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales and monetization going forward, as they represent both an incremental revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the proliferation and early success of legitimate digital music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading and streaming, better search and discovery capabilities and seamless integration with portable digital music players. For example, legitimate online download stores and subscription music services began to be established between early 2002 and April 2003 beginning with the launch of Rhapsody in late 2001 and continuing through the launch of Apple’s iTunes music store in April 2003. Since then, many others (both large and small) have launched download , subscription, and ad-supported music services, offering a variety of models, including per-track pricing, per-album pricing and monthly subscriptions. Already, according to IFPI in their “Digital Music Report 2008” publication, there are more than 500 legal online music sites providing alternatives to illegal file-sharing in markets around the world. The mobile music business has also grown rapidly, with mobile music revenues rising to over $1.3 billion in trade value in 2007, according to IFPI data. While most mobile revenue is still currently derived from ringtones, new mobile phones equipped with new capabilities are increasingly offering the capability for full-track downloads and streaming audio and video, further expanding legitimate options.

These efforts are incremental to the long-standing push by organizations such as RIAA and IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy.

We believe these actions are beginning to have a positive effect. A survey conducted by The NPD Group, a market research firm, in December 2007 shows that 27% of U.S. Internet users aged 13 or older who downloaded music from a file-sharing service at any point in the past two years stopped or decreased their usage of such file-sharing services in the past year.

Several recent governmental initiatives should also be helpful to the music industry. France recently enacted a “three strikes” system where repeat copyright infringers could have their Internet connections revoked and in the U.K., six U.K. ISPs signed a memorandum of understanding whereby they agreed to work with the entertainment industry and government to reduce illegal file-sharing. We believe these actions represent a positive trend internationally of ISPs helping in the fight against piracy on the internet.

In the U.S., the legislature recently passed the PRO-IP Act of 2008, a law that protects copyrights both domestically and internationally. Echoing similar efforts across Europe and Australia, the PRO-IP Act toughens U.S. criminal laws against piracy and counterfeiting, and adds accountability in the law’s implementation. In addition, the Higher Education Act, which sets out provisions designed to ameliorate the peer-to-peer problem on college campuses was also recently enacted. The Act requires colleges to consistently disseminate information to better educate students about the policies, disciplinary actions, risks and penalties of peer-to-peer activities. Furthermore, for educational institutions to have continuing eligibility to federally-funded assistance programs, they have to develop plans to effectively combat unauthorized content distribution on campus. We believe all of these actions further the efforts of the music industry to reduce the level of illegal file-sharing on the internet.

Music Publishing

Background

Music publishing involves the acquisition of rights to, and licensing of, musical compositions (as opposed to recordings) from songwriters, composers or other rights holders. Music publishing revenues are derived from five main royalty sources: Mechanical, Performance, Synchronization, Digital and Other.

In the U.S., mechanical royalties are collected directly by music publishers from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with NMPA, while outside the U.S., collection societies perform this function. Once mechanical royalties reach the publisher (either directly from record companies or from collection societies), percentages of those royalties are paid to any co-owners of the copyright in the composition and to the writer(s) and composer(s) of the composition. Mechanical royalties are paid at a penny rate of 9.1 cents per song per unit in the U.S. (although recording agreements sometimes contain “controlled composition” provisions pursuant to which artist/songwriters license their rights to their record companies at as little as 75% of this rate) and as a percentage of wholesale price in most other territories. In the U.S., these rates are set pursuant to industry negotiations and rate proceedings contemplated by the U.S. Copyright Act and have been increasing at two-year intervals. For example, through December 2005 we received 8.5 cents per song and then on January 1, 2006, the rate increased to 9.1 cents per song until December 31, 2007. On October 2, 2008, the U.S. Copyright Royalty Board (CRB) announced that the mechanical royalty rate would remain at 9.1 cents per song to December 31, 2012. This rate applies to physical and digital products. Recordings in excess of five minutes attract a higher rate. In international markets, these rates are determined by multi-year collective bargaining agreements and rate tribunals.

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

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads and mobile ringtones. The worldwide professional music publishing market was estimated to have generated approximately $4.05 billion in revenues in 2007 according to figures contained in the April 4, 2008 issue of Music & Copyright. Trends in music publishing vary by royalty source:

•

Mechanical & Digital: Although the decline in the physical business has begun to have an impact on mechanical royalties, this decline has been partly offset by the regular and predictable statutory increases in the mechanical royalty rate in the U.S. in the past, the increasing efficiency of local collection societies worldwide and the growth of new revenue sources such as mobile ringtones and legitimate online and mobile downloads.

•	Performance: Continued growth in the performance royalties category is expected, largely driven by television advertising, live performance and online streaming and advertising royalties.

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

Executive Officers of the Registrant

The following table sets forth information as to our executive officers as of November 20, 2008, together with their positions and ages.

Name	Age	Position
Edgar Bronfman, Jr.	53	Chairman of the Board and CEO
Lyor Cohen	49	Vice Chairman, Warner Music Group Corp. and Chairman and CEO, Recorded Music—Americas and the U.K.
Michael D. Fleisher	43	Vice Chairman, Strategy and Operations
David H. Johnson	62	Chairman and CEO, Warner/Chappell Music
Mark Ansorge	45	Executive Vice President, Human Resources and Chief Compliance Officer
Steven Macri	39	Executive Vice President and Chief Financial Officer
Michael Nash	51	Executive Vice President, Digital Strategy and Business Development
Paul M. Robinson	50	Executive Vice President and General Counsel
Will Tanous	39	Executive Vice President and Chief Communications Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of Warner Music Group or one of its subsidiaries. There are no family relationships among any executive officers of Warner Music Group. The following information provides a brief description of the business experience of each of our executive officers.

Edgar Bronfman, Jr., 53, has served as our Chairman of the Board and CEO since March 1, 2004. Before joining Warner Music Group, Mr. Bronfman served as Chairman and CEO of Lexa Partners LLC, which he founded, from April 2002. Prior to Lexa Partners, Mr. Bronfman was appointed Executive Vice Chairman of Vivendi Universal in December 2000. He resigned from his position as an executive officer of Vivendi Universal on December 6, 2001, resigned as an employee of Vivendi Universal on March 31, 2002, and resigned as Vice Chairman of Vivendi Universal’s Board of Directors on December 2, 2003. Prior to the December 2000 formation of Vivendi Universal, Mr. Bronfman was President and CEO of The Seagram Company Ltd., a post he held since June 1994. During his tenure as the CEO of Seagram, he consummated $85 billion in transactions and transformed the company into one of the world’s leading media and communications companies. From 1989 until June 1994, Mr. Bronfman served as President and COO of Seagram. Between 1982 and 1989, he held a series of senior executive positions for The Seagram Company Ltd. in the U.S. and in Europe. Mr. Bronfman serves on the Boards of InterActiveCorp and New York University Langone Medical Center and the Board of Governors of The Joseph H. Lauder Institute of Management and International Studies at the University of Pennsylvania. He is also the Chairman of the Board of Endeavor Global, Inc. and is a Member of the J.P. Morgan Chase National Advisory Board and the Council on Foreign Relations. Mr. Bronfman also serves as general partner at Accretive, LLC, a venture capital firm specializing in the business process outsourcing area.

Lyor Cohen, 49, has served as the Vice Chairman, Warner Music Group Corp. and Chairman and CEO, Recorded Music—Americas and the U.K. since September 2008. Previously, Mr. Cohen was Chairman and CEO, Recorded Music North America from March 2008 to September 2008 and Chairman and CEO of U.S. Recorded Music since joining the company in March 1, 2004 to March 2008. From 2002 to 2004, Mr. Cohen was the Chairman and CEO of Universal Music Group’s Island Def Jam Music Group. Mr. Cohen served as President of Def Jam from 1988 to 2002. Previously, Mr. Cohen served in various capacities at Rush Management, a hip-hop management company, which he founded with partner Russell Simmons. Mr. Cohen is widely credited with expanding Island Def Jam beyond its hip-hop roots to include a wider range of musical genres.

Michael D. Fleisher, 43, has served as our Vice Chairman, Strategy and Operations, since September 2008. Previously Mr. Fleisher was our Executive Vice President and Chief Financial Officer since joining the company in January 1, 2005 to September 2008. Prior to joining Warner Music Group, Mr. Fleisher was Chairman and Chief Executive Officer of Gartner, Inc. Mr. Fleisher joined Gartner in 1993 and served in several roles including Chief Financial Officer prior to being named CEO in 1999. Previous to Gartner, he was at Bain Capital. Mr. Fleisher holds a bachelor’s degree from the Wharton School of the University of Pennsylvania.

David H. Johnson, 62, has served as the CEO of Warner/Chappell Music since December 2006. He was previously Warner Music Group’s Acting CEO of Warner/Chappell Music since January 2006 and Executive Vice President and General Counsel since 1999. Prior to joining Warner Music Group, Mr. Johnson spent nine years as Senior Vice President and General Counsel for Sony Music Entertainment. He also held several posts at CBS and was an associate in the law firm Mayer, Nussbaum, Katz & Baker. Mr. Johnson received a B.A. in political science from Yale University, a J.D. from the University of Pennsylvania Law School and an L.L.M. from New York University School of Law.

Mark Ansorge, 45, has served as our Executive Vice President, Human Resources and Chief Compliance Officer since August 2008. He was previously Warner Music Group’s Senior Vice President and Deputy General Counsel and has held various other positions within the legal department since joining the company in 1992. Since the company’s initial public offering in 2005, Mr. Ansorge has also served as Warner Music Group’s Chief Compliance Officer. Prior to joining Warner Music Group he practiced law as an associate at Winthrop, Stimson, Putnam & Roberts (now known as Pillsbury Winthrop Shaw Pittman LLP). Mr. Ansorge holds a bachelor of science degree from Cornell University’s School of Industrial and Labor Relations and a J.D. from Boston University School of Law.

Steven Macri, 39, has served as our Executive Vice President and Chief Financial Officer since September 2008. He was previously Warner Music Group’s Senior Vice President and Controller since February 2005. Prior to joining Warner Music Group, he held the position of Vice President Finance at Thomson Learning (now Cengage Learning), which was a division of The Thomson Corporation. From 1998 to 2004, Mr. Macri held various financial and business development positions at Gartner, Inc. including SVP, Business Planning and Operations and SVP, Controller. Before joining Gartner, he held various positions in the accounting and finance departments of consumer packaged goods company Reckitt Benckiser. Mr. Macri began his career at Price Waterhouse LLP where he last served as a manager. Mr. Macri holds a bachelor of science degree from Syracuse University and an MBA from New York University Stern School of Business.

Michael Nash, 51, has served as our Executive Vice President, Digital Strategy and Business Development since June 2008. He was previously Warner Music Group’s Senior Vice President, Digital Strategy and Business Development since February 1, 2000. Prior to joining Warner Music Group, Mr. Nash was Executive Director of the Madison Project, an industry-first secure digital music distribution trial (1999) CEO and founder of Inscape, an interactive entertainment and games publishing joint venture with Warner Music Group and HBO that won numerous product awards (1994 - 1997) and Director of the Criterion Collection, where he worked closely with directors and artists such as Robert Altman, David Bowie, Terry Gilliam, Louis Malle, Nicolas Roeg and John Singleton on numerous special edition laserdiscs, the forerunner of the DVD format (1991 - 1994).

Paul M. Robinson, 50, has served as our Executive Vice President and General Counsel since December 2006. Mr. Robinson joined Warner Music Group’s legal department in 1995. From 1995 to December 2006, Mr. Robinson held various positions with Warner Music Group, including Acting General Counsel and Senior Vice President, Deputy General Counsel. Before joining Warner Music Group, Mr. Robinson was a partner in the New York City law firm Mayer, Katz, Baker, Leibowitz & Roberts. Mr. Robinson has a B.A. in English from Williams College and a J.D. from Fordham University School of Law.

Will Tanous, 39, has served as our Executive Vice President and Chief Communications Officer since May 2008. He was previously Warner Music Group’s Senior Vice President, Corporate Communications and has held various positions at Warner Music Group since joining the company in 1993. Prior to joining Warner Music Group, Mr. Tanous held positions at Warner Music International and Geffen Records. He also served as president of two independent record labels. Mr. Tanous holds a Bachelor of Arts degree from Georgetown University.

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. You may read and copy any documents filed by us at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. Parent’s common stock is listed on the NYSE under the symbol “WMG”. You can inspect and copy reports, proxy statements and other information about us at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an Internet site at www.wmg.com. We use our website as a channel of distribution of material company information. Financial and other material information regarding Warner Music Group is routinely posted on and accessible at http://investors.wmg.com. In addition, you may automatically receive email alerts and other information about Warner Music Group by enrolling your email by visiting the “email alerts” section at http://investors.wmg.com. We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. In addition, copies of Warner Music Group’s (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Executive, Nominating and Corporate Governance Committee and (iii) Code of Conduct which is applicable for all or our employees including our principal executive, financial and accounting officers, are available at our Internet site under “Investor Relations—Corporate Governance.” Copies will be provided to any stockholder upon written request to Investor Relations, 75 Rockefeller Plaza, New York, New York 10019, via electronic mail at Investor.Relations@wmg.com or by contacting Investor Relations at (212) 275-2000. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this report.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and other information in this report before making an investment decision with respect to shares of Parent’s common stock. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks Related to our Business

The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably. Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, the distribution of music on mobile devices and revenue streams from these new channels are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our business. Despite the increase in digital sales, they have yet to completely offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact that sales of music through new channels might have on the industry or when the decline in physical sales might be offset by the increase in digital sales. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

Current uncertainty in global economic conditions could adversely affect our prospects and our results of operations.

Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand and other related matters. The current volatility and disruption to the capital and credit markets have reached unprecedented levels and have adversely impacted global economic conditions, resulting in significant recessionary pressures and lower consumer confidence and lower retail sales in general. While the music industry has been relatively resilient in prior financial downturns as its products are low priced relative to other entertainment goods, we cannot predict the impact of these general economic conditions on us or whether this downturn will be different. In addition, although we believe our cash provided by operations and available borrowing capacity under our revolving credit facility will provide us with sufficient liquidity through the current credit crisis, the impact of this crisis on our major customers and suppliers cannot be predicted and may be quite severe. The inability of major manufacturers to ship our products could impair our ability to meet delivery date requirements of our customers. A disruption of the ability of our significant customers to access liquidity could cause disruptions or an overall deterioration of their businesses which could lead to reductions in their future orders of our products or the failure on their part to meet their payment obligations to us. Consequently, demand could be different from our expectations due to factors including changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence, customer acceptance of our and competitors’ products, and changes in the level of inventory at retailers, any of which could have a material adverse effect on our results of operations.

There may be downward pressure on our pricing and our profit margins and reductions in shelf space.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures in DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple’s iTunes will continue to grow as a result of the decline of specialty music retailers, which could further increase their negotiating leverage. Several large specialty music retailers, including Tower Records and Musicland, have filed for bankruptcy protection. The declining number of specialty music retailers may not only put pressure on profit margins, but could also impact catalog sales as mass-market retailers generally sell top chart albums only, with a limited range of back catalog. See “Risk Factors—We are substantially dependent on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

Our prospects and financial results may be adversely affected if we fail to identify, sign and retain artists and songwriters and by the existence or absence of superstar releases and by local economic conditions in the countries in which we operate.

We are dependent on identifying, signing and retaining artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell records is also intense and the marketing expenditures necessary to compete have increased as well. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. Our competitive position is dependent on our continuing ability to attract and develop talent whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign and retain such artists under terms that are economically attractive to us. Our financial results may also be affected by the existence or absence of superstar artist releases during a particular period. Some music industry observers believe that the number of superstar acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the worldwide economic and retail environment, as well as the appeal of our Recorded Music catalog and our Music Publishing library.

We may have difficulty addressing the threats to our business associated with home copying and Internet downloading.

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. Tens of billions of illegal files were swapped in 2007, with the ratio of unlicensed tracks downloaded to legal tracks sold of about 20 to 1, according to IFPI. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal file-sharing has a substantial negative impact on music sales. We are working to control this problem through further litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through technological measures and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to the music industry. The International Intellectual Property Alliance (IIPA) estimates that trade losses due to physical piracy of records and music in 51 key countries/territories around the world with copyright protection and/or enforcement deficiencies totaled $2.3 billion in 2007. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

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

Our business has historically been seasonal. For the fiscal year ended September 30, 2008, we derived approximately 82% of our revenues from our Recorded Music business. In the recorded music business, purchases have historically been heavily weighted towards the last three months of the calendar year, which represent our first quarter under our September 30 fiscal year. Historically, we have realized approximately 35% of Recorded Music net sales worldwide during the last three months of the calendar year, making those three months (i.e. , our first fiscal quarter) material to our full-year performance. Since the emergence of digital sales, we have noted some shift in this seasonality. We realized 29%, 28% and 32% of Recorded Music calendar year net sales during the last three months of calendar 2007, 2006 and 2005, respectively. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our Recorded Music net sales for the last three months of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient Recorded Music net sales in the last three months of any calendar year, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure requirements and other obligations. As digital revenue increases as a percentage of our total revenue, this may continue to affect the overall seasonality of our business. For example, sales of MP3 players or gift cards to purchase digital music sold in the holiday season tend to result in sales of digital music in subsequent periods. However, seasonality with respect to the sale of music in new formats, such as digital, is still developing.

We may be unable to compete successfully in the highly competitive markets in which we operate and we may suffer reduced profits as a result.

The industry in which we operate is highly competitive, is based on consumer preferences and is rapidly changing. Additionally, the music industry requires substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful artists or songwriters or to match the prices or the quality of products and services, offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with the recorded music efforts of live events companies and artists who may chose to distribute their own works. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file-sharing and CD-R activity, by an inability to enforce our intellectual property rights in digital environments and by a failure to develop a successful business model applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on videocassettes and DVD, the Internet and computer and videogames.

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

We intend to increase revenues and cash flow through a business strategy which requires us among other things, to continue to maximize the value of our music assets, to significantly reduce costs to maximize flexibility and adjust to new realities of the market, to continue to act to contain digital piracy and to diversify our revenue streams and capitalize on digital distribution and emerging technologies.

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

We have positioned ourselves to take advantage of online and mobile technology as a sales distribution channel and believe that the development of legitimate channels for digital music distribution holds promise for us in the future. Digital revenue streams of all kinds are important to offset continued declining revenues from physical CD sales industry-wide over time. However, legitimate channels for digital distribution are a recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales. However, we cannot assure you that we will generally continue to achieve higher margins from digital sales. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels introduces uncertainty regarding the potential impact of the “unbundling” of the album on our business. It remains unclear how consumer behavior will continue to change when customers are faced with more opportunities to purchase only favorite tracks from a given album rather than the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed. In addition, as new distribution channels continue to develop we have to implement systems to process royalties on these new revenue streams. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due in a timely manner, we may experience delays or reduced accuracy as we increase the volume of our digital sales, which could have a negative effect on our relationships with artists and brand identity.

We are substantially dependent on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.

We derive an increasing portion of our revenue from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, charges U.S. consumers $0.99 per single track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as we believe Apple’s iTunes controls more than two-thirds of the legitimate digital music track download business. If iTunes were to adopt a lower pricing model for our music recordings or if there is a structural change to other download pricing models, we may receive substantially less per download for our music recordings, which could cause a material reduction in our revenue, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other online music stores at present accept and post for sale all the recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music they will accept from music content owners like us, our revenue could be significantly reduced.

A significant portion of our Music Publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by arbitration proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical rates are set pursuant to an arbitration process under the U.S. Copyright Act unless rates are determined through voluntary industry negotiations and performance rates are set by performing rights societies and subject to challenge by performing rights licensees. Outside the U.S., mechanical and performance rates are typically negotiated on an industry-wide basis. The mechanical and performance rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, rates our Recorded Music business receives in the U.S. for, among other sources of income and potential income, webcasting and satellite radio are set by an arbitration process under the U.S. Copyright Act unless rates are determined through voluntary industry negotiations. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. If the rates for these and those other income sources that are established through legally prescribed rate-setting processes are set too low, it could have a material adverse impact on our Recorded Music business or our business prospects.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2008, approximately 54% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of September 30, 2008, we have partially hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

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

The U.S. Copyright Act provides authors (or their heirs) a right to terminate licenses or assignments of rights in their copyrighted works. This right does not apply to works that are “works made for hire.” Since the effective date of U.S. copyright liability for sound recordings (February 15, 1972), virtually all of our agreements with recording artists provide that such recording artists render services under an employment-for-hire relationship. A termination right exists under the U.S. Copyright Act for musical compositions that are not “works made for hire.” If any of our commercially available recordings were determined not to be “works made for hire,” then the recording artists (or their heirs) could have the right to terminate the rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting either at the end of 56 years from the date of copyright or on January 1, 1978, whichever is later). A termination of rights could have an adverse effect on our Recorded Music business. From time to time, authors (or their heirs) can terminate our rights in musical compositions. However, we believe the effect of those terminations is already reflected in the financial results of our Music Publishing business.

If we acquire or invest in other businesses, we will face certain risks inherent in such transactions.

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, gaining regulatory approval for significant acquisitions or investments could be a lengthy process and there can be no assurance of a successful outcome and we could increase our leverage in connection with acquisitions or investments. We could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of recording artists or songwriters from our rosters. If we invest in companies involved in new businesses or develop our own new business opportunities, we will need to integrate and effectively manage these new businesses before any new line of business can become successful, and as such the progress and success of any new business is uncertain. In addition, investments in new business may result in an increase in capital expenditures to build infrastructure to support our new initiatives. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our credit-worthiness or that they will meet our strategic objectives or otherwise be successful. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. In addition, if any new business in which we invest or which we attempt to develop does not progress as planned, we may not recover the funds and resources we have expended and this could have a negative impact on our businesses or our company as a whole.

We have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful.

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the Acquisition, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. Subsequently, during the second quarter of fiscal 2007, we implemented a realignment plan to more aggressively shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams.

We cannot be certain that we will not be required to implement further restructuring activities, make additions or other changes to our management or workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Our inability to structure our operations based on evolving market conditions could impact our business. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any future restructuring efforts will be successful.

We are outsourcing our information technology infrastructure functions and may outsource other back-office functions, which will make us more dependent upon third parties.

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we signed a contract during the first quarter of fiscal 2009 with a third-party service provider to outsource a significant portion of our IT infrastructure functions. This outsourcing initiative is a component of our ongoing strategy to monitor our costs and to seek additional cost savings. We expect to incur both transition costs and one-time employee termination costs during fiscal 2009 associated with this outsourcing initiative. As a result, we will be relying on third parties to ensure that our IT needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over IT processes, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our supplier. A failure of our service providers to perform may have a significant adverse affect on our business. We may outsource other back-office functions in the future, which would increase our reliance on third parties.

We are controlled by entities that may have conflicts of interest with us.

The Investor Group controls a majority of the common stock of Warner Music Group Corp., our parent company (“Parent”), on a fully diluted basis. In addition, representatives of the Investor Group occupy substantially all of the seats on the Board of Directors of Parent and pursuant to a stockholders agreement, will have the right to appoint all of the independent directors to Parent’s board. As a result, the Investor Group has the ability to control our policies and operations, including the appointment of management, the entering into of mergers, acquisitions, sales of assets, divestitures and other extraordinary transactions, future issuances of Parent’s common stock or other securities, the payments of dividends, if any, on Parent’s common stock, the incurrence of debt by us and the amendment of our certificate of incorporation and Bylaws. The Investor Group will have the ability to prevent any transaction that requires the approval of our Board of Directors or the stockholders regardless of whether or not other members of our Board of Directors or stockholders believe that any such transaction is in their own best interests. For example, the Investor Group could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, the Investor Group is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investor Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investor Group continues to hold a majority of the outstanding common stock of Parent, the Investor Group will be entitled to nominate a majority of Parent’s Board of Directors, and will have the ability to effectively control the vote in any election of directors. In addition, so long as the Investor Group continues to own a significant amount of Parent’s equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

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

We are highly leveraged. As of September 30, 2008, our total consolidated indebtedness was $2.028 billion. In addition, as of September 30, 2008, we had an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $4 million in letters of credit).

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

WMG Holdings Corp. (“Holdings”), our immediate parent company, also will be relying on us and our subsidiaries to make payments on its borrowings. If we do not dividend funds to Holdings in an amount sufficient to make such payments, Holdings may default under the indenture governing its borrowings, which would result in all such notes becoming due and payable. Because our debt agreements have covenants that limit our ability to make payments to Holdings, Holdings may not have access to funds in an amount sufficient to service its indebtedness.

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

In addition, under our senior secured credit facility, our subsidiaries are required to satisfy and maintain specified financial ratios and other financial condition tests and also have a maximum annual capital expenditures limitation. Their ability to meet those financial ratios and tests can be affected by events beyond our control, and they may not be able to meet those ratios and tests. The senior secured credit facility ratio test assumes that over time EBITDA increases and/or total debt decreases. For example, the maximum total leverage ratio decreases from 4.25:1 to 4.0:1 for the two quarters ending December 31, 2008 and March 31, 2009 and from 4.0:1 to 3.75:1 for the two quarters ending June 30, 2009 and September 30, 2009. Our interest coverage ratio also increases from 2.75:1 in fiscal 2008 to 3.0:1 in fiscal 2009. If EBITDA does not increase and/or if net debt does not decrease over time and if we are unable to renegotiate the covenants, we would not comply with these provisions of the senior secured credit facility. A breach of any of these or any other covenants could result in a default under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. To the extent that we ever were to fail a financial covenant test then there is the opportunity to cure such a breach by the injection of further equity which will count towards EBITDA for the purposes of financial covenants. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility as well as any unsecured indebtedness. All of these restrictions could affect our ability to operate our business or may limit our ability to take advantage of potential business opportunities as they arise.

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

We own studio and office facilities and also lease certain facilities in the ordinary course of business. Our executive offices are located at 75 Rockefeller Plaza, New York, NY 10019. We have a ten-year lease ending on July 31, 2014 for our headquarters at 75 Rockefeller Plaza, New York, New York 10019. We also have a long-term lease ending on December 31, 2019, for office space in a building located at 3400 West Olive Avenue, Burbank, California 91505, used primarily by our Recorded Music business, and another lease ending on June 30, 2012 for office space at 1290 Avenue of the Americas, New York, New York 10104, used primarily by our Recorded Music business. We also have a five-year lease for office space at 10585 Santa Monica Boulevard, Los Angeles, California 90025, used primarily by our Music Publishing business. We consider our properties adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. We have provided documents and other information in response to these requests and intend to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including us, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. The Company intends to continue to defend against these lawsuits, including the appeal, vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Other Matters

In addition to the matter discussed above, we are involved in other litigation arising in the normal course of our business. Management does not believe that any legal proceedings pending against us will have, individually, or in the aggregate, a material adverse effect on our business. However, we cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, litigation can have an adverse impact on us, including our brand value, because of defense costs, diversion of management resources and other factors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Parent during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Warner Music Group Corp. currently indirectly owns 100% of our common stock.

Dividend Policy

We expect to continue to dividend funds to Holdings, in amounts sufficient to fund any debt servicing requirements, the payment of any future dividends on the common stock of Parent and any other working capital or other liquidity requirements of our parent companies as they arise.

Parent has disclosed that it has discontinued its previous policy of paying a regular quarterly dividend. On February 29, 2008, Parent paid its final quarterly dividend of $0.13 per share under the now discontinued policy. Parent has disclosed that it currently intends to retain future earnings to build cash on the balance sheet and invest in its business, particularly in A&R. Any future determination to pay dividends will be at the discretion of the Board of Directors of Parent and will depend on, among other things, its results of operations, cash requirements, financial condition, contractual restrictions and other factors the Board of Directors of Parent may deem relevant. We may be required to fund any future dividends through dividends to our parent companies. The ability of Parent to pay any future dividends would be dependent on our cash flows and operations.

The amounts available to us to pay any future cash dividends will be restricted by our senior secured credit facility and the indenture governing our outstanding 7.375% Senior Subordinated Dollar Notes due 2014 and 8.125% Senior Subordinated Sterling Notes due 2014.

The amounts available to Parent to pay any future cash dividends will also be restricted by the indenture governing Holdings’ outstanding 9.5% Senior Discount Notes due 2014. Under our senior secured credit facility, generally neither Holdings nor Holdings’ subsidiaries may pay dividends or otherwise transfer their assets to Parent. However, our senior secured credit facility permits such restricted payments in an amount not to exceed $10 million, subject to increase up to $50 million if the leverage ratio is less than 3.5 to 1, and subject to additional increase in an amount equal to 50% of excess cash flow that is not otherwise applied pursuant to our senior secured credit facility and allows distributions not in excess of $90 million in any fiscal year to be applied to pay regular quarterly cash dividends to holders of Parent’s common stock. The indentures governing the Holdings Notes and our notes also limit our ability and the ability of Holdings, respective subsidiaries to pay dividends to Parent. Under such indentures, generally we or Holdings may pay dividends or make other restricted payments depending on a formula based on 50% of consolidated net income as defined in our indentures. In addition, we may also make such restricted payments prior to April 15, 2009 if, on a pro forma basis after giving effect to any such payment, we have a net indebtedness to adjusted EBITDA ratio of no greater than 3.75 to 1.0 and a net senior indebtedness to adjusted EBITDA ratio of no greater than 2.5 to 1.0, and Holdings may make such restricted payments if, on a pro forma basis after giving effect to any such payment, it has a net indebtedness to adjusted EBITDA ratio of no greater than 4.25 to 1.0. We and Holdings may also make restricted payments under the indentures of up to $45 million and $75 million, respectively, without regard to any such provisions. The Holdings indenture also permits Holdings to dividend up to 6% per annum from proceeds of our initial public offering, which was subsequently invested as a capital contribution to Holdings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity—Liquidity.”

ITEM 6.	SELECTED FINANCIAL DATA

Our summary balance sheet data as of September 30, 2008 and 2007, and the statement of operations and other data for each of fiscal years ended September 30, 2008, 2007 and 2006 have been derived from our audited financial statements included in this annual report on Form 10-K. Our summary statement of operations and other data for the fiscal year ended September 30, 2005 have been derived from our audited financial statements that are not included in this annual report on Form 10-K. Our summary statement of operations and other data for the fiscal year ended September 30, 2004 have been derived from our unaudited financial statements that are not included in this annual report on Form 10-K. Our summary balance sheet data as of September 30, 2006, 2005 and 2004 were derived from our audited financial statements that are not included in this annual report on Form 10-K.

The comparability of our historical financial data has been affected by a number of significant events and transactions. These include the acquisition of substantially all of our recorded music and music publishing businesses from Time Warner effective March 1, 2004 for approximately $2.6 billion (the “Acquisition”) in 2004.

The following table sets forth our selected historical financial and other data as of the dates and for the periods indicated.

	Fiscal Year Ended
	September 30, 2004	September 30, 2005	September 30, 2006	September 30, 2007	September 30, 2008
	(unaudited) (1)	(audited)	(audited)	(audited)	(audited)
	(in millions, except per share data)
Statement of Operations Data:
Revenues	$3,437	$3,502	$3,516	$3,383	$3,491
Net (loss) income (2)(3)	$(1,288)	$(110)	$75	$(6)	$(35)

Balance Sheet Data (at period end):
Cash and equivalents	$555	$247	$326	$259	$313
Total assets	5,090	4,461	4,461	4,496	4,375
Total debt (including current portion of long-term debt)	1,840	2,072	2,072	2,063	2,028
Shareholder’s equity (deficit)	978	235	215	121	43

Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$438	$208	$310	$299	$296
Investing activities	(2,646)	(54)	(128)	(273)	(167)
Financing activities	2,679	(460)	(109)	(106)	(75)
Capital expenditures	(39)	(30)	(30)	(29)	(32)

(1)	In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired. The operating results and cash flows for the twelve month period ended September 30, 2004 represents the mathematical addition of the pre-acquisition and the post-acquisition periods. These results are not intended to represent what our operating results would have been had the Acquisition occurred at the beginning of the period.
(2)	Net income (loss) for the twelve month period ended September 30, 2004 includes an impairment loss on goodwill and other intangible assets of $1.019 billion and a loss on the sale of physical distribution assets of $12 million.
(3)	Net income (loss) for the fiscal year ended September 30, 2005 includes $102 million of costs associated with the initial public offering, including a $73 million loss on termination of the management agreement with the Investor Group and $29 million of one-time compensation expense.
(4)	Net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “Annual Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, to reduce future capital expenditures, to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, the intention to pay quarterly dividends, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated elsewhere in this Annual Report, such risks, uncertainties and other important factors include, among others:

•

the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

•	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

•	current uncertainty in global economic conditions could adversely affect our prospects and our results of operations;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity, Internet peer-to-peer file-sharing and sideloading of unauthorized content;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•	the ability to develop a successful business model applicable to a digital environment;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the reliance on a limited number of online music stores and their ability to significantly influence the pricing structure for online music stores;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

•

risks inherent in our acquiring or investing in other businesses including our ability to successfully manage new businesses that we may acquire as we diversify revenue streams within the music industry;

•	the fact that we have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful;

•	the fact that we are outsourcing certain back office functions, such as IT infrastructure and development, which will make us more dependent upon third parties;

•	the possibility that our owners’ interests will conflict with ours or yours; and

•	failure to attract and retain key personnel.

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

Parent and Holdings are holding companies that conduct substantially all of their business operations through their subsidiaries, including us. The terms “we,” “us,” “our,” “ours,” and the “Company” refer collectively to WMG Acquisition Corp. and its consolidated subsidiaries, except where otherwise indicated.

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

•

Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2008, 2007 and 2006. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2008 and 2007, as well as a discussion of our financial condition and liquidity as of September 30, 2008. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income, net income (loss) and other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated historical OIBDA to operating income and net income (loss) is provided in our “Results of Operations.”

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant-currency by calculating prior-year results using current year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates”. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. GAAP.

OVERVIEW

We are one of the world’s major music content companies. We classify our business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of each of those operations is presented below.

Recorded Music Operations

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, following the Acquisition we established ILG to discover artists earlier in the process and at a lower cost by leveraging our independent distribution network.

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

In the U.S., our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino Entertainment (“Rhino”), a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino is also transitioning into our primary licensing division focused on acquiring broader licensing rights from certain catalog artists. For example, we have an exclusive license with The Grateful Dead to manage the band’s intellectual property and have recently acquired a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Bad Boy, Cordless, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., our Recorded Music activities are conducted in more than 50 countries primarily through WMI and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. Recorded Music activities in Canada are conducted though Warner Music’s North American operations.

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

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent, to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA, Ryko Distribution and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of 360° deals where we acquired broader image and brand rights in an artist’s career, we may provide more comprehensive career support, promoting an artist for longer periods of time and actively developing new opportunities for them through touring, fan clubs, merchandising, and sponsorships. The Company may contribute to all facets of an artist’s career rather than only focusing on producing recorded music products.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. The Company’s new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services such as Rhapsody, social networking sites such as MySpace, user-generated content sites such as YouTube, Internet portals and music-centered destinations, such as imeem. The Company also works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams. As a music-based content company, the Company has assets that go beyond its recorded music and music publishing catalogs, such as its music video library, which it now has the opportunity to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the early stages of growth, proportions may change as the roll-out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

Our principal Recorded Music revenue sources are sales of CDs, online digital downloads, mobile phone downloads and ringtones and other recorded music products and license fees received for the ancillary uses of our Recorded Music catalog. Increasingly, we are also diversifying our revenues beyond our traditional businesses and participate in image and brand rights associated with artists, including merchandising, sponsorships, touring and artist management. The principal costs associated with our Recorded Music operations are as follows:

•

royalty costs and artist and repertoire costs—the costs associated with (i) paying royalties to artists, producers, songwriters, other copyright holders and trade unions, (ii) signing and developing artists, (iii) creating master recordings in the studio and (iv) creating artwork for album covers and liner notes;

•	product costs—the costs to manufacture, package and distribute product to wholesale and retail distribution outlets as well as those principal costs related to 360º rights .

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

Publishing revenues are derived from five main sources:

•	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including physical recordings (e.g., CDs and DVDs).

•

Performance: the licensor receives royalties if the composition is performed publicly through broadcast of music on television, radio, cable and satellite, live performance at a concert or other venue (e.g., arena concerts, nightclubs), online and wireless streaming and performance of music in staged theatrical productions.

•

Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames as well as from other uses such as in toys or novelty items and merchandise.

•	Digital: the licensor receives royalties or fees with respect to internet and mobile downloads, mobile ringtones and online and mobile streaming.

•	Other: the licensor receives royalties for use in sheet music.

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

Current uncertainty in global economic conditions poses a risk to the overall economy, which could negatively affect demand for our products and other related matters. While the music industry has been relatively resilient in prior financial downturns as its products are low priced relative to other entertainment goods, we cannot predict the impact of these general economic conditions on us or whether this downturn will be different. The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from our expectations. Even in the midst of the global economic slowdown, we remain committed to executing on our strategic initiatives and plan to continue our transformation to adapt to the changing music industry in order to maximize cash flow and profitability. We expect to adapt to the impact of the economic slowdown with a particular focus on cash and liquidity. We will monitor current events closely and take advantage of our flexible cost structure to minimize any impact.

Realignment Plan for Fiscal Year 2007

In fiscal 2007, we implemented a realignment plan intended to better align the Company’s workforce with the changing nature of the music industry. These changes were part of our continued evolution from a traditional record and songs-based business to a music-based content company and our ongoing management of our cost structure. The changes included a continued redeployment of resources to focus on new business initiatives to help us diversify our revenue streams, including digital opportunities. The realignment plan was also designed to improve the operating effectiveness of our current businesses and to realign our management structure to, among other things, effectively address the continued development of digital distribution channels along with the decline of industry-wide CD sales.

The plan consisted of the reorganization of management structures to more adequately and carefully address regional needs and new business requirements, to reduce organizational complexity and to improve leadership channels. We also continued to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. Part of the plan also resulted in the outsourcing of some back-office functions as a cost-savings measure.

The changes described above were all implemented in fiscal year 2007. We incurred substantially all of the costs associated with the realignment plan in fiscal year 2007. This included approximately $50 million of restructuring costs and $13 million of implementation costs, primarily all of which were paid in cash. In connection with the plan, we reduced headcount by approximately 400 employees. We expect that the majority of any cost savings will be offset by new business initiatives in areas related to digital distribution and video. There were no charges related to our realignment plan incurred in fiscal year 2008.

Settlements

In April 2007, we entered into an agreement with Bertelsmann AG (“Bertelsmann”) related to a settlement of contingent claims held by us relating to Bertelsmann’s relationship with Napster in 2000-2001. The settlement covers the resolution of the related legal claims against Bertelsmann by our Recorded Music and Music Publishing businesses. As part of the settlement, we have received $110 million, which we have shared with our recording artists and songwriters. We recorded $64 million of other income in the fiscal year ended September 30, 2007 related to the settlement. We allocated 90% of the settlement to our Recorded Music business and 10% of the settlement to our Music Publishing business. Of such amount, $61 million was recorded as income to Recorded Music and $3 million was recorded as income to Music Publishing. These amounts were recorded net of amounts payable to our recording artists and songwriters.

In September 2006, the major record companies reached a global out-of-court settlement of copyright litigation against the operators of the KaZaA peer-to-peer network. Under the terms of the settlement, the KaZaA defendants agreed to pay compensation to the record companies that brought the action, including us. We recorded approximately $13 million of other income related to this settlement in the fiscal year ended September 30, 2006. These amounts were recorded net of the estimated amounts payable to our artists in respect of royalties. The cash related to this settlement was received in the first quarter of fiscal 2008. We recorded approximately $3 million of other income in conjunction with a contingent payment related to this settlement in fiscal year 2008.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2008 Compared with Fiscal Year Ended September 30, 2007 and Fiscal Year Ended September 30, 2007 Compared with Fiscal Year Ended September 30, 2006

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2008 vs 2007		2007 vs 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Revenue by Type
Physical sales	$2,040	$2,157	$2,484	$(117)	-5%	$(327)	-13%
Digital	599	434	335	165	38%	99	30%
Licensing	256	244	186	12	5%	58	31%

Total Recorded Music	2,895	2,835	3,005	60	2%	(170)	-6%
Mechanical	225	228	225	(3)	-1%	3	1%
Performance	243	213	191	30	14%	22	12%
Synchronization	99	91	83	8	9%	8	10%
Digital	40	27	20	13	48%	7	35%
Other	16	11	19	5	45%	(8)	-42%

Total Music Publishing	623	570	538	53	9%	32	6%
Intersegment elimination	(27)	(22)	(27)	(5)	-23%	5	19%

Total Revenue	$3,491	$3,383	$3,516	$108	3%	$(133)	-4%

Revenue by Geographical Location
U.S. Recorded Music	$1,380	$1,459	$1,483	$(79)	-5%	$(24)	-2%
U.S. Publishing	225	212	220	13	6%	(8)	-4%

Total U.S.	1,605	1,671	1,703	(66)	-4%	(32)	-2%
International Recorded Music	1,515	1,376	1,522	139	10%	(146)	-10%
International Publishing	398	358	318	40	11%	40	13%

Total International	1,913	1,734	1,840	179	10%	(106)	-6%
Intersegment eliminations	(27)	(22)	(27)	(5)	-23%	5	19%

Total Revenue	$3,491	$3,383	$3,516	$108	3%	$(133)	-4%

Total Revenue

2008 vs 2007

Total revenues increased by $108 million, or 3%, to $3.491 billion for the fiscal year ended September 30, 2008, from $3.383 billion for the fiscal year ended September 30, 2007. Recorded Music and Music Publishing revenues comprised 82% and 18% of total revenues for the fiscal year ended September 30, 2008, respectively, compared to 83% and 17% for the fiscal year ended September 30, 2007, respectively. U.S and international revenues comprised 46% and 54% of total revenues for the fiscal year ended September 30, 2008, respectively, compared to 49% and 51% for the fiscal year ended September 30, 2007, respectively. These percentages are calculated prior to intersegment eliminations. Excluding the favorable impact of foreign currency exchange rates, total revenues declined $79 million or 2%.

Total digital revenues increased by $178 million, or 39%, to $639 million for the fiscal year ended September 30, 2008 from $461 million for the fiscal year ended September 30, 2007. Total digital revenue represented 18% and 14% of consolidated revenues for the fiscal years ended September 30, 2008 and 2007, respectively. Total digital revenues for the fiscal year ended September 30, 2008 were comprised of U.S. revenues of $413 million, or 65% of total digital revenues, and international revenues of $226 million, or 35% of total digital revenues. Total digital revenues for the fiscal year ended September 30, 2007 were comprised of U.S. revenues of $311 million, or 67% of total digital revenues, and international revenues of $150 million, or 33% of total digital revenues. Excluding the favorable impact of foreign currency exchange rates, total digital revenues increased by $165 million or 35%.

Recorded Music revenues increased by $60 million, or 2%, to $2.895 billion for the fiscal year ended September 30, 2008 from $2.835 billion for the fiscal year ended September 30, 2007. This performance was tempered by the ongoing transition in the recorded music industry, which is characterized by a shift in consumption patterns from an increase in physical sales to new forms of digital music and the continued impact of digital piracy and to a lesser extent, the company’s efforts to manage retailer inventories. The increase was primarily attributable to increases in digital revenue of $165 million and strength in international revenues, primarily in parts of Europe and Japan. The increase in digital revenues reflects continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption and digital marketing efforts. This increase was partially offset by the decrease of $117 million in physical sales. The decrease in CD sales was driven by overall market declines in physical sales. In addition, the decreases reflect actions taken by U.S. retailers to actively manage their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product resulting in lower retailer physical inventory levels. Excluding the impact of foreign currency exchange rates, total Recorded Music revenue decreased $84 million or 3% for the fiscal year ended September 30, 2008.

Music Publishing revenues increased by $53 million, or 9%, to $623 million for the fiscal year ended September 30, 2008 from $570 million for the fiscal year ended September 30, 2007. The increase was due primarily to growth in performance, synchronization and digital revenues. Excluding the favorable impact of foreign currency exchange rates, Music Publishing revenues increased by $8 million or 1%.

2007 vs 2006

Total revenues declined by $133 million, or 4%, to $3.383 billion for the fiscal year ended September 30, 2007 from $3.516 billion for the fiscal year ended September 30, 2006. Recorded Music and Music Publishing revenues comprised 83% and 17% of total revenues for the fiscal year ended September 30, 2007, respectively, compared to 85% and 15% for the fiscal year ended September 30, 2006, respectively. U.S and international revenues comprised 49% and 51% of total revenues for the fiscal years ended September 30, 2007, respectively, compared to 48% and 52% for the fiscal year ended September 30, 2006, respectively. These percentages are calculated prior to intersegment eliminations. Excluding the favorable impact of foreign currency exchange rates, total revenues declined $249 million or 7%.

Total digital revenues increased by $106 million, or 30%, to $461 million for the fiscal year ended September 30, 2007 from $355 million for the fiscal year ended September 30, 2006. Total digital revenue represented 14% and 10% of consolidated revenues for the fiscal years ended September 30, 2007 and 2006, respectively. Total digital revenues for the fiscal year ended September 30, 2007 were comprised of U.S. revenues of $311 million, or 67% of total digital revenues, and international revenues of $150 million, or 33% of total digital revenues. Total digital revenues for the fiscal year ended September 30, 2006 were comprised of U.S. revenues of $252 million, or 71% of total digital revenues, and international revenues of $103 million, or 29% of total digital revenues. Excluding the favorable impact of foreign currency exchange rates, total digital revenues increased by $95 million or 26%.

Recorded Music revenues decreased by $170 million, or 6%, to $2.835 billion for the fiscal year ended September 30, 2007 from $3.005 billion for the fiscal year ended September 30, 2006. The decrease was primarily attributable to the decline in physical sales of $327 million driven by a number of factors including market declines, primarily in Europe, fewer significant releases and declines in catalog and carryover sales, and was partly offset by increases in digital and licensing revenue of $99 million and $58 million, respectively, which was the result of continued growth and development of new digital distribution channels. The increase in digital revenues reflected continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption and digital marketing efforts. Excluding the favorable impact of foreign currency exchange rates, Recorded Music revenues decreased by $256 million or 8%.

Music Publishing revenues increased by $32 million, or 6%, to $570 million for the fiscal year ended September 30, 2007 from $538 million for the fiscal year ended September 30, 2006. The increase was due primarily to growth in performance, synchronization and digital revenues. Excluding the favorable impact of foreign currency exchange rates, Music Publishing revenues increased by $4 million or 1%.

Revenue by Geographical Location

2008 vs 2007

U.S. revenues decreased by $66 million, or 4%, to $1.605 billion for the fiscal year ended September 30, 2008 from $1.671 billion for the fiscal year ended September 30, 2007 due to a decrease of $159 million and $12 million in physical sales and licensing revenues, respectively. Overall decline in the U.S. Recorded Music business was due to declines in the physical business. This was partially offset by growth in U.S. digital revenues of $102 million, which was driven by growth and development of new distribution channels, and digital marketing efforts.

International revenues increased by $179 million, or 10%, to $1.913 billion for the fiscal year ended September 30, 2008 from $1.734 billion for the fiscal year ended September 30, 2007. This increase was primarily related to an increase of $42 million in physical sales, an increase of $24 million in licensing revenues, an increase of $76 million in digital revenues and an increase in performance revenue of $24 million. The increase in physical sales primarily relates to a strong local international repertoire and a larger number of top-selling albums in international territories, primarily in Europe and Japan. The increase in digital revenues reflects continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption. The increase in music publishing performance revenue is primarily related to the popularity of certain compositions.

2007 vs 2006

U.S. revenues decreased by $32 million, or 2%, to $1.671 billion for the fiscal year ended September 30, 2007 from $1.703 billion for the fiscal year ended September 30, 2006 due primarily to a decline of $100 million in physical sales and decreases of $5 million in mechanical and synchronization revenues. The decrease was offset by growth in U.S. digital revenue of $59 million which was driven by growth and development of new distribution channels. In addition, there was an increase of $23 million of licensing revenues.

International revenues decreased by $106 million, or 6%, to $1.734 billion for the fiscal year ended September 30, 2007 from $1.840 billion for the fiscal year ended September 30, 2006. This decrease was driven by factors similar to those in the U.S., primarily the decline in physical sales of $227 million. This decrease was offset by a $47 million increase attributable to the growth of digital sales which was driven by increased digital music downloads and an expanding business for mobile music downloads. International Music Publishing performance revenues increased by $24 million for the fiscal year ended September 30, 2007 which was primarily due to an increase in performance revenue resulting from several successful live shows in Europe, several top performing hits, local artist growth and increased television uses. In addition, international licensing revenues increased $35 million for the fiscal year ended September 30, 2007.

See “Business Segment Results” presented hereinafter for a discussion of revenue by type for each business segment.

Cost of revenues

Our cost of revenues were composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2008 vs 2007		2007 vs 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,181	$1,144	$1,155	$37	3%	$(11)	-1%
Product costs	574	597	603	(23)	-4%	(6)	-1%
Licensing costs	77	70	64	7	10%	6	9%

Total cost of revenues	$1,832	$1,811	$1,822	$21	1%	$(11)	-1%

2008 vs 2007

Our cost of revenues increased by $21 million, or 1%, to $1.832 billion for the fiscal year ended September 30, 2008 from $1.811 billion for the fiscal year ended September 30, 2007. Expressed as a percent of revenues, cost of revenues were 52% and 54% for the fiscal years ended September 30, 2008 and 2007, respectively.

Artist and repertoire costs remained flat as a percentage of revenues at 34% in the prior and current fiscal year. The absolute dollar increase in artist and repertoire costs was driven primarily by increased royalty expenses paid as a result of higher royalty rates to proven artists and songwriters as well as increased costs related to new acquisitions.

Product costs decreased to 16% of revenues in the fiscal year ended September 30, 2008 from 18% of revenues in the fiscal year ended September 30, 2007. The decrease in product costs was due primarily to change in mix from physical to digital and lower obsolescence expense.

Licensing costs increased $7 million, or 10%, for the fiscal year ended September 30, 2008, and represent 30% and 29% of licensing revenues for the fiscal years ended September 30, 2008 and 2007, respectively. The increase in licensing costs was generally consistent with increased licensing revenues in fiscal 2008.

2007 vs 2006

Our cost of revenues decreased by $11 million, or 1%, to $1.811 billion for the fiscal year ended September 30, 2007 from $1.822 billion for the fiscal year ended September 30, 2006. Expressed as a percent of revenues, cost of revenues was 54% and 52% for the fiscal years ended September 30, 2007 and 2006, respectively.

Artist and repertoire costs increased as a percentage of revenues from 33% in fiscal 2006 to 34% in fiscal 2007, driven primarily by changes in product mix.

Product costs increased from 17% of revenues in the fiscal year ended September 30, 2006 to 18% of revenues in the fiscal year ended September 30, 2007. The increase was due to a change in product mix, including an increase in third-party distribution sales as well as an increase in merchandising sales and the sale of higher-cost products, including CD/DVD combinations and box sets.

Licensing costs increased $6 million, or 9%, for the fiscal year ended September 30, 2007 and represented 29% and 34% of licensing revenues for the fiscal years ended September 30, 2007 and 2006, respectively. The increase in licensing costs was consistent with increased licensing revenues in fiscal 2007.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2008 vs 2007		2007 vs 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$598	$546	$545	$52	10%	$1	0%
Selling and marketing expense	559	546	619	13	2%	(73)	-12%
Distribution expense	76	69	68	7	10%	1	1%

Total selling, general and administrative expense	$1,233	$1,161	$1,232	$72	6%	$(71)	-6%

(1)	Includes depreciation expense of $46 million, $40 million and $42 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

2008 vs 2007

Selling, general and administrative expenses increased by $72 million, or 6%, to $1.233 billion for the fiscal year ended September 30, 2008 from $1.161 billion for the fiscal year ended September 30, 2007. Expressed as a percent of revenues, selling, general and administrative expenses were 35% and 34% for the fiscal years ended September 30, 2008 and 2007, respectively.

General and administrative expense increased by $54 million, or 10%, to $598 million for the fiscal year ended September 30, 2008 from $546 million for the fiscal year ended September 30, 2007. The increase in general and administrative costs was primarily driven by the prior fiscal year reduction of approximately $30 million in annual bonus expense compared to the current fiscal year, costs related to recent acquisitions as well as higher IT infrastructure expense.

Selling and marketing expense remained flat as a percentage of revenues at 16% for the fiscal years ended September 30, 2008 and September 30, 2007.

Distribution expense remained flat as a percentage of revenues at 2% for the fiscal years ended September 30, 2008 and September 30, 2007. The increase in distribution expense was driven by the change in product mix.

2007 vs 2006

Selling, general and administrative expenses decreased by $71 million, or 6%, to $1.161 billion for the fiscal year ended September 30, 2007 from $1.232 billion for the fiscal year ended September 30, 2006. Expressed as a percent of revenues, selling, general and administrative expenses were 34% and 35% for the fiscal years ended September 30, 2007 and 2006, respectively.

General and administrative expenses reflected severance and consultancy costs incurred during the implementation of our cost-management efforts of $13 million and $9 million of costs related to the previously disclosed proposed acquisition of EMI, offset by a decrease in annual bonus compensation expense and a reduction in costs related to our cost-management efforts. In addition, prior fiscal year general and administrative costs reflected higher bad debt expense related to a large music retailer bankruptcy.

Selling and marketing expense declined due to fewer significant releases during the current fiscal year along with our cost-saving initiatives implemented during fiscal 2007. The decrease is in line with the decrease in physical sales.

Distribution expense remained flat as a percentage of revenues at 2% for the fiscal years ended September 30, 2007 and 2006. The increase in distribution expense was driven by the change in product mix.

Other income, net

2008 vs 2007

Other income, net decreased by $70 million, or 96%, to $3 million for the fiscal year ended September 30, 2008 as compared to $73 million for the fiscal year ended September 30, 2007. Other income for the current period relates to a contingent payment related to settlement of copyright litigation against the operators of the KaZaA peer-to-peer network. The 2007 fiscal year included $64 million related to the settlement of contingent claims held by us relating to Bertelsmann’s relationship with Napster in 2000-2001 that occurred in fiscal 2007.

2007 vs 2006

Other income, net increased by $59 million, to $73 million for the fiscal year ended September 30, 2007 as compared to $14 million for the fiscal year ended September 30, 2006. This increase was primarily related to the settlement of contingent claims held by us relating to Bertelsmann’s relationship with Napster in 2000-2001 that occurred in fiscal 2007. We recorded $64 million, which relates to the amounts we received in the settlement, net of the amounts payable or paid to recording artists and songwriters with respect to royalties.

Restructuring costs

We recognized $50 million in restructuring costs in the fiscal year ended September 30, 2007. These were mainly severance costs incurred in connection with our 2007 realignment plan. No restructuring costs were charged during the fiscal years ended September 30, 2008 and September 30, 2006.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income (Loss)

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net (loss) income for purposes of the discussion that follows (in millions):

	For the Fiscal Years Ended September 30,			2008 vs 2007		2007 vs 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
OIBDA	$475	$474	$518	$1	0%	$(44)	-8%
Depreciation expense	(46)	(40)	(42)	(6)	15%	2	-5%
Amortization expense	(222)	(206)	(193)	(16)	8%	(13)	7%

Operating income from continuing operations	207	228	283	(21)	-9%	(55)	-19%
Interest expense, net	(159)	(167)	(165)	8	-5%	(2)	1%
Minority interest expense	(5)	(5)	—	0	0%	(5)	100%
Other (expense) income, net	(8)	—	4	(8)	-100%	(4)	-100%

Income from continuing operations before income taxes	35	56	122	(21)	-38%	(66)	-54%
Income tax expense	(49)	(49)	(47)	(0)	0%	(2)	4%

(Loss) income from continuing operations	(14)	7	75	(21)	-300%	(68)	-91%
Loss from discontinued operations, net of taxes	(21)	(13)	—	(8)	62%	(13)	100%

Net (loss) income	$(35)	$(6)	$75	$(29)	483%	$(81)	-108%

OIBDA

2008 vs 2007

Our OIBDA increased by $1 million to $475 million for the fiscal year ended September 30, 2008 as compared to $474 million for the fiscal year ended September 30, 2007. Expressed as a percentage of revenues, total OIBDA margin was 14% for the fiscal years ended September 30, 2008 and 2007. Our decline in revenue from physical sales for the current fiscal year was offset by increased revenue from digital sales and tighter control over operating costs.

2007 vs 2006

Our OIBDA decreased by $44 million to $474 million for the fiscal year ended September 30, 2007 as compared to $518 million for the fiscal year ended September 30, 2006. Expressed as a percentage of revenues, total OIBDA margin was 14% for the fiscal year ended September 30, 2007 as compared to 15% for the fiscal year ended September 30, 2006. The decrease in OIBDA reflected the decline in physical sales and the costs associated with our realignment plan, offset in part by the settlement with Bertelsmann and the increase in digital sales, all previously discussed.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

2008 vs 2007

Depreciation expense increased by $6 million, or 15%, to $46 million for fiscal year ended September 30, 2008. The increase primarily related to additional depreciation related to capital expenditures, acquisitions and investments in IT infrastructure with short useful lives.

2007 vs 2006

Depreciation expense decreased by $2 million, or 5%, to $40 million for fiscal year ended September 30, 2007. The decrease primarily related to lower capital spending as well as a larger balance of fully depreciated assets, due to the acquisition of assets with shorter useful lives.

Amortization expense

2008 vs 2007

Amortization expense increased by $16 million, or 8%, to $222 million for the fiscal year ended September 30, 2008. The increase primarily related to additional amortization associated with full year impact of recent acquisitions of certain recorded music catalog assets, including Roadrunner, and the acquisition of various music publishing copyrights.

2007 vs 2006

Amortization expense for the fiscal year ended September 30, 2007 increased by $13 million, or 7%, to $206 million. Excluding the impact of foreign currency exchange rates of $4 million, amortization expense increased by $9 million, which related to the recent acquisitions of certain recorded music catalog assets, including Ryko and Roadrunner, and the acquisition of various music publishing copyrights.

Operating income from continuing operations

2008 vs 2007

Our operating income from continuing operations decreased $21 million, or 9%, to $207 million for the fiscal year ended September 30, 2008 as compared to $228 million for the fiscal year ended September 30, 2007. The decrease in operating income was primarily a result of the increase in depreciation and amortization expense, which are all more fully discussed above.

2007 vs 2006

Our operating income from continuing operations decreased $55 million, or 19%, to $228 million for the fiscal year ended September 30, 2007 as compared to $283 million for the fiscal year ended September 30, 2006. The decrease in operating income was primarily a result of the decrease in OIBDA and the increase in amortization expense, offset by the decrease in depreciation expense, which are all more fully discussed above.

Interest expense, net

2008 vs 2007

Our interest expense, net, increased $8 million, or 5%, to $159 million for the fiscal year ended September 30, 2008 as compared to $167 million for the fiscal year ended September 30, 2007. This was the result of interest rate fluctuations in interest income earned on our cash balances.

2007 vs 2006

Our interest expense, net, decreased $2 million to $167 million for the fiscal year ended September 30, 2007 as compared to $165 million for the prior fiscal year. This was primarily related to increased interest expense, which was the result of higher interest rates on our variable rate debt, offset by an increase in interest income due to higher average cash balances.

See “—Financial Condition and Liquidity” for more information.

Minority interest expense

2008 vs 2007

Minority interest expense for the fiscal year ended September 30, 2008 remained flat at $5 million as compared with the fiscal year ended September 30, 2007. The minority interest expense related to the earnings of several majority-owned affiliates during the current fiscal year.

2007 vs 2006

Minority interest expense for the fiscal year ended September 30, 2007 increased $5 million as compared with the fiscal year ended September 30, 2006. The minority interest expense related to the acquisition and earnings of several majority-owned affiliates during the current fiscal year.

Other (expense) income, net

2008 vs 2007

Other income (expense), net for the fiscal year ended September 30, 2008 primarily includes net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature. These losses were offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

2007 vs 2006

Other income (expense), net for the fiscal year ended September 30, 2007 included offsetting amounts of gains and losses which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature. Other income (expense), net for the fiscal year ended September 30, 2006 included favorable foreign currency exchange movements associated with inter-company receivables and payables that are short term in nature as well as equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax expense

2008 vs 2007

We provided income tax expense of $49 million for the fiscal years ended September 30, 2008 and 2007, respectively. Although there was an overall decrease in pre-tax income for the fiscal year ended September 30, 2008 as compared with the fiscal year ended September 30, 2007, the income tax expense remained the same primarily due to a greater share of income earned in foreign tax jurisdictions.

2007 vs 2006

We provided income tax expense of $49 million for the fiscal year ended September 30, 2007 as compared to $47 million for the fiscal year ended September 30, 2006. The tax provision for the fiscal year ended September 30, 2007 was higher as a percentage of pre-tax income, due to income earned in high tax rate jurisdictions.

Loss (income) from continuing operations

2008 vs 2007

Our loss from continuing operations decreased by $21 million, to a loss of $14 million for the fiscal year ended September 30, 2008 as compared to $7 million for the fiscal year ended September 30, 2007. The increase in loss from continuing operations was primarily the result of the decrease of other income of $70 million offset by restructuring costs in the prior fiscal year as well as an increase in depreciation and amortization expense and the increase in other expense, all which are more fully discussed above.

2007 vs 2006

Our income from continuing operations decreased by $68 million, to $7 million for the fiscal year ended September 30, 2007 as compared to income of $75 million for the fiscal year ended September 30, 2006. The decrease was primarily the result of the decrease in physical sales and the additional costs associated with our realignment plan and cost-savings initiatives, offset in part by the income from the settlement with Bertelsmann and the increase in digital sales, all which are more fully discussed above.

Loss from discontinued operations, net of taxes

In fiscal year 2008, we discontinued our Bulldog operations. In connection with shutting down Bulldog, we incurred a loss of $18 million representing an impairment of goodwill recorded at the time of the initial disposition and incurred $3 million in severance and other costs. The amounts recorded in discontinued operations for the fiscal year ended 2007 reflect the summarized financial results of Bulldog for the prior period.

Net (loss) income

2008 vs 2007

Our net loss decreased by $29 million, to a net loss of $35 million for the fiscal year ended September 30, 2008 as compared to a net loss of $6 million for the fiscal year ended September 30, 2007. The decrease in net loss was primarily the result of the factors described above with respect to continuing operations plus the loss from discontinued operations discussed above.

2007 vs 2006

Our net income decreased by $81 million, to a net loss of $6 million for the fiscal year ended September 30, 2007 as compared to net income of $75 million for the fiscal year ended September 30, 2006. The decrease in net income was primarily the result of the decrease in physical sales and the additional costs associated with our realignment plan and cost-savings initiatives, offset in part by the income from the settlement with Bertelsmann and the increase in digital sales, all which are more fully discussed above.

Business Segment Results

Revenue, OIBDA and operating income (loss) from continuing operations by business segment are as follows (in millions):

	For the Fiscal Years Ended September 30,			2008 vs 2007		2007 vs 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Recorded Music
Revenue	$2,895	$2,835	$3,005	$60	2%	$(170)	-6%
OIBDA (1)	416	421	480	(5)	-1%	(59)	-12%
Operating income from continuing operations (1)	$233	$249	$317	$(16)	-6%	$(68)	-21%

Music Publishing
Revenue	$623	$570	$538	$53	9%	$32	6%
OIBDA (1)	162	160	144	2	1%	16	11%
Operating income from continuing operations (1)	$91	$98	$84	$(7)	-7%	$14	17%

Corporate Expenses and Eliminations
Revenue	$(27)	$(22)	$(27)	$(5)	23%	$5	-19%
OIBDA (1)	(103)	(107)	(106)	4	-4%	(1)	1%
Operating loss from continuing operations (1)	$(117)	$(119)	$(118)	$2	-2%	$(1)	1%

Total
Revenue	$3,491	$3,383	$3,516	$108	3%	$(133)	-4%
OIBDA (1)	475	474	518	$1	0%	(44)	-8%
Operating income from continuing operations (1)	$207	$228	$283	$(21)	-9%	$(55)	-19%

(1)	OIBDA and operating income (loss) from continuing operations for the fiscal year ended September 30, 2007 have been reduced by $50 million of restructuring costs. Of such amount, $46 million related to Recorded Music, $2 million related to Music Publishing and $2 million related to Corporate. OIBDA and operating income for the fiscal year ended September 30, 2007 also includes a benefit of $64 million of other income related to the settlement of contingent claims held by us related to Bertelsmann’s relationship with Napster in 2000-2001. Of such amount, $61 million related to Recorded Music and $3 million related to Music Publishing.

Recorded Music

Revenues

2008 vs 2007

Recorded Music revenues increased by $60 million, or 2%, to $2.895 billion for the fiscal year ended September 30, 2008 from $2.835 billion for the fiscal year ended September 30, 2007. Recorded Music revenues represented 82% and 83% of consolidated revenues, prior to corporate and revenue eliminations, for the fiscal years ended September 30, 2008 and 2007, respectively. International Recorded Music revenues were $1.515 billion and $1.376 billion, or 52% and 49% of consolidated Recorded Music revenues for the fiscal years ended September 30, 2008 and 2007, respectively.

The increase in Recorded Music revenues was primarily attributable to increases in digital revenue of $165 million, the strength in international revenues, primarily in Europe and Japan as well as an increase in licensing revenue of $12 million. The increase in licensing represented the result of the Company’s focus to identify opportunities to further expand the use of our Recorded Music catalog.

The increase in digital and licensing revenue was partially offset by a decrease of $117 million in physical sales. The decrease in CD sales was driven by overall market declines in physical sales. In addition, the decrease reflected actions taken by U.S. retailers to actively manage their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product.

2007 vs 2006

Recorded Music revenues decreased by $170 million, or 6%, to $2.835 billion for the fiscal year ended September 30, 2007 from $3.005 billion for the fiscal year ended September 30, 2006. Recorded Music revenues represented 83% and 85% of consolidated revenues, prior to corporate and revenue eliminations, for the fiscal years ended September 30, 2007 and 2006, respectively. International Recorded Music revenues were $1.376 billion and $1.522 billion, or 49% and 51% of consolidated Recorded Music revenues for the fiscal years ended September 30, 2007 and 2006, respectively.

The decrease in Recorded Music revenues was primarily attributable to the decline in physical sales which was driven by the overall industry decline in physical sales, which we believe was related to continuing piracy, and to a lesser extent, the Company’s efforts to manage retailer inventories, the shift from physical to digital, the closing of music-only retailers resulting in more limited space and competition with other media products such as video games and movies. In addition, the decline in physical sales reflected fewer major artist releases and weaker international markets, primarily in Europe, offset in part by increases in sales of domestic repertoire in the Asia Pacific region.

The physical sales decrease was partially offset by the continued increase in digital sales which was comprised of an increase in U.S. digital sales of $53 million and an increase in international digital sales of $46 million. The increase in our digital revenue reflected our continued efforts to develop our digital business including efforts to further monetize existing content through new formats and new distribution channels and the increased usage of legal, online and mobile distribution channels for the music industry. Digital sales comprised approximately 15% of Recorded Music revenues for the fiscal year ended September 30, 2007, up from 11% of Recorded Music revenues from the prior fiscal year, which is reflective of the shifting market to digital from physical media.

Also offsetting the overall decline from physical revenues was an increase in licensing revenue of $58 million, or 31%, to $244 million. The increase represented the result of the Company’s focus to identify opportunities to further expand the use of our Recorded Music catalog.

OIBDA and Operating Income from continuing operations

Recorded Music operating income was $233 million, $249 million and $317 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. Recorded Music operating income included the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2008 vs 2007		2007 vs 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
OIBDA	$416	$421	$480	$(5)	-1%	$(59)	-12%
Depreciation and amortization	(183)	(172)	(163)	(11)	6%	(9)	6%

Operating income from continuing operations	$233	$249	$317	$(16)	-6%	$(68)	-21%

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2008 vs 2007		2007 vs 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$809	$807	$838	$2	0%	$(31)	-4%
Product costs	574	597	603	(23)	-4%	(6)	-1%
Licensing costs	77	70	64	7	10%	6	9%

Total cost of revenues	$1,460	$1,474	$1,505	$(14)	-1%	$(31)	-2%

Recorded Music selling, general and administrative expenses was composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2008 vs 2007		2007 vs 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$431	$377	$382	$54	14%	$(5)	-1%
Selling and marketing expense	544	535	610	9	2%	(75)	-12%
Distribution expense	75	69	68	6	9%	1	1%

Total selling, general and administrative expense	$1,050	$981	$1,060	$69	7%	$(79)	-7%

(1)	Includes depreciation expense of $28 million, $26 million and $27 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

2008 vs 2007

Recorded Music operating income from continuing operations decreased by $16 million for the fiscal year ended September 30, 2008 due to the decreases in OIBDA described above as well as an increase in depreciation and amortization expense.

Recorded Music OIBDA decreased by $5 million, or 1%, to $416 million for the fiscal year ended September 30, 2008 compared to $421 million for the fiscal year ended September 30, 2007. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 14% and 15% for the fiscal years ended September 30, 2008 and 2007, respectively. Our OIBDA decrease was primarily caused by the relative increase of cost of revenues as a percentage of sales as discussed below. In addition, the prior fiscal year included approximately $61 million of other income related to the settlement of contingent claims held by us related to Bertelsmann’s relationship with Napster in 2000 – 2001 offset by $46 million of restructuring costs.

Cost of revenues

Recorded Music cost of revenues decreased by $14 million for the fiscal year ended September 30, 2008. Cost of revenues represented 50% and 52% of revenues for the fiscal year ended September 30, 2008 and 2007, respectively. This was composed of a decrease in product costs of $23 million, offset by an increase in licensing costs and artist and repertoire costs of $7 million and $2 million, respectively. The decrease in product costs was driven by the change in product mix with an increasing volume of digital sales as well as a decrease in physical sales. Licensing costs increased primarily as a result of increased licensing revenue. Licensing costs represented 30% and 29% of licensing revenue for the fiscal years ended September 30, 2008 and 2007, respectively.

Selling, general and administrative costs

Selling, general and administrative costs increased by $69 million for the fiscal year ended September 30, 2008, which was primarily the result of an increase in general and administrative costs of $54 million and selling and marketing costs of $9 million. The increase in general and administrative costs was driven by various investments in IT infrastructure, increased depreciation expense and increased costs resulting from recent acquisitions. Distribution expense increased by $6 million.

2007 vs 2006

Recorded Music operating income from continuing operations decreased by $68 million for the fiscal year ended September 30, 2008 due to the decreases in OIBDA described below as well as an increase in depreciation and amortization expense.

Recorded Music OIBDA decreased by $59 million, or 12%, to $421 million for the fiscal year ended September 30, 2007 compared to $480 million for the fiscal year ended September 30, 2006. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 15% and 16% for the fiscal year ended September 30, 2007 and 2006, respectively. Our OIBDA decrease was primarily caused by the decline in physical sales previously described, as well as the relative increase of costs as a percentage of sales as discussed below. In addition, the current fiscal year included approximately $61 million of other income related to the settlement of contingent claims held by us related to Bertelsmann’s relationship with Napster in 2000 – 2001. Recorded Music OIBDA also reflected $46 million in restructuring costs associated with our realignment plan and an increase in other income from the prior fiscal year of $48 million, which was primarily due to the settlement with Bertelsmann.

Cost of revenues

Recorded Music cost of revenues decreased by $31 million for the fiscal year ended September 30, 2007. This was composed of a decrease in product costs of $6 million and a decrease in artist and repertoire costs of $31 million. The decrease in product costs was driven by the decline in physical sales, however products costs increased by 1% of sales due primarily to the expansion of third-party distribution networks and an increase in lower-margin merchandising sales. Artist and repertoire costs decreased in line with the decrease in physical sales and reflected changes in product mix, including an increased volume of digital sales and CD/DVD combinations and box sets. The increase was offset by increased licensing costs of $6 million, which were a result of increased licensing revenue.

Selling, general and administrative costs

Selling, general and administrative expenses decreased by $79 million, which was primarily the result of a decrease in selling and marketing costs of $75 million driven by fewer significant releases and cost-management efforts. In addition, general and administrative expense decreased by $5 million, which was in line with the decline in physical sales.

Music Publishing

Revenues

2008 vs 2007

Music Publishing revenues increased to $623 million for the fiscal year ended September 30, 2008 as compared to $570 million for the fiscal year ended September 30, 2007. Music Publishing revenues represented 18% and 17% of consolidated revenues, prior to corporate and revenue eliminations, for the fiscal years ended September 30, 2008 and 2007, respectively. International Music Publishing revenues were $398 million and $358 million, or 64% and 63% of consolidated Music Publishing revenues for the fiscal years ended September 30, 2008 and 2007, respectively.

The increase in Music Publishing revenues is primarily attributable to performance revenues, which increased $30 million due to the popularity of certain compositions and digital revenues, which increased $13 million as the transition in the recorded music industry continued. Synchronization revenue increased by $8 million as a result of the variability in the film and television commercial business as well as timing of payments.

The increase in Music Publishing revenues was partially offset by the decrease of $3 million in mechanical revenue. The decrease in mechanical revenue was driven by the overall Recorded Music industry decline in physical sales.

2007 vs 2006

Music Publishing revenues increased to $570 million for the fiscal year ended September 30, 2007 as compared to $538 million for the fiscal year ended September 30, 2006. Music Publishing revenues represented 17% and 15% of consolidated revenues, prior to corporate and revenue eliminations, for the fiscal years ended September 30, 2007 and 2006, respectively. International Music Publishing revenues were $358 million and $318 million, or 63% and 59% of consolidated Music Publishing revenues for the fiscal years ended September 30, 2007 and 2006 respectively.

The increase in Music Publishing revenues was primarily attributable to performance revenues, which increased $22 million due to improved results from copyright investments in recent periods, which led to expanded use in television programming, more successful live tours and performance of local hits. In addition, synchronization revenue increased $8 million as a result of variability in the film and television commercial business as well as the timing of payments. Digital revenues increased by $7 million.

OIBDA and Operating Income from continuing operations

Music Publishing operating income from continuing operations was $91 million, $98 million and $84 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. Music Publishing operating income includes the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2008 vs 2007		2007 vs 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
OIBDA	$162	$160	$144	$2	1%	$16	11%
Depreciation and amortization	(71)	(62)	(60)	(9)	15%	(2)	3%

Operating income from continuing operations	$91	$98	$84	$(7)	-7%	$14	17%

Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2008 vs 2007		2007 vs 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$400	$360	$344	$40	11%	$16	5%
Product costs	—	—	—	—	—	—	—
Licensing costs	—	—	—	—	—	—	—

Total cost of revenues	$400	$360	$344	$40	11%	$16	5%

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2008 vs 2007		2007 vs 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$63	$53	$52	$10	19%	$1	2%
Selling and marketing expense	2	2	1	—	—	1	100%

Total selling, general and administrative expense	$65	$55	$53	$10	18%	$2	4%

(1)	Includes depreciation expense of $4 million, $3 million and $3 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

2008 vs 2007

Operating income from continuing operations

Music Publishing operating income from continuing operations decreased by $7 million for the fiscal year ended September 30, 2008 due to the increase in depreciation and amortization expense offset by a slight increase in OIBDA described above.

Music Publishing OIBDA increased $2 million to $162 million for the fiscal year ended September 30, 2008 as compared to $160 million for the fiscal year ended September 30, 2007. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 26% and 28% for the fiscal years ended September 30, 2008 and 2007, respectively. The decrease was primarily related to severance costs incurred in the current year of $2 million as well as $3 million received as part of the Napster settlement in the prior fiscal year.

Cost of revenues

Music Publishing cost of revenues increased by $40 million for the fiscal year ended September 30, 2008. The increase was driven by an increase in artist and repertoire costs resulting from the change in revenue mix as different rates apply to the different revenue streams. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues were 64% and 63% for the fiscal years ended September 30, 2008 and 2007, respectively.

Selling, general and administrative expenses

Music Publishing selling, general and administrative expenses increased by $10 million for the fiscal year ended September 30, 2008. The increase was primarily as a result of an increase in general and administrative costs from newly acquired businesses and severance expense. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expenses remained flat at 10% for the fiscal years ended September 30, 2008 and 2007.

2007 vs 2006

Operating income from continuing operations

Music Publishing operating income from continuing operations increased by $14 million for the fiscal year ended September 30, 2007 due to the increase in OIBDA described below offset by the increase in depreciation and amortization.

Music Publishing OIBDA increased $16 million to $160 million for the fiscal year ended September 30, 2007 as compared to $144 million for the fiscal year ended September 30, 2006. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 28% and 27% for the fiscal years ended September 30, 2007 and 2006, respectively. Excluding a $5 million favorable impact of foreign currency exchange, Music Publishing OIBDA increased $12 million. The increase in OIBDA was due primarily to the decrease in costs described below, offset in part by the decline in revenue described above. Music Publishing OIBDA also reflected $2 million of restructuring costs and $3 million of other income primarily related to the settlement with Bertelsmann.

Cost of revenues

Music Publishing cost of revenues increased by $16 million for the fiscal year ended September 30, 2007. The increase was driven by an increase in artist and repertoire costs resulting from the change in revenue mix as different rates apply to the different revenue streams. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues were 63% and 64% for the fiscal years ended September 30, 2007 and 2006, respectively.

Selling, general and administrative expenses

Music Publishing selling, general and administrative expenses increased by $2 million for the fiscal year ended September 30, 2007. The increase was primarily as a result of additional marketing costs and headcount hired to drive increases in our performance and synchronization businesses, offset by a decrease in annual bonus compensation expense.

Corporate Expenses and Eliminations

2008 vs 2007

Corporate expenses before depreciation and amortization expense decreased by $4 million to $103 million for the fiscal year ended September 30, 2008, compared to $107 million for the fiscal year ended September 30, 2007. The decrease related to a decrease in corporate costs due to cost-management efforts.

Corporate general and administrative costs decreased from $119 million for the fiscal year ended September 30, 2007 to $118 million for the fiscal year ended September 30, 2008.

2007 vs 2006

Corporate expenses before depreciation and amortization expense increased by $1 million to $107 million for the fiscal year ended September 30, 2007, compared to $106 million for the fiscal year ended September 30, 2006.

Corporate general and administrative costs increased from $119 million for the fiscal year ended September 30, 2006 to $125 million for the fiscal year ended September 30, 2007. The increase related to $3 million of implementation costs associated with the realignment plan, and $9 million of costs related to the previously disclosed proposed acquisition of EMI. This was offset by a decrease in compliance costs, a decrease in corporate costs due to cost-management efforts and a decrease in annual bonus compensation expense. Our corporate expenses before depreciation and amortization also included $2 million of restructuring costs.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2008

At September 30, 2008, we had $2.028 billion of debt, $313 million of cash and equivalents, (net debt of $1.715 billion, defined as total debt less cash and equivalents and short-term investments) and $43 million of shareholder’s equity. At September 30, 2007, we had $2.063 billion of debt, $259 million of cash and equivalents, (net debt of $1.804 billion, defined as total debt less cash and equivalents and short-term investments) and $121 million of shareholder’s equity. Net debt decreased $89 million as a result of (i) a $54 million increase in cash and cash equivalents, (ii) an $18 million impact of foreign exchange rates on our Sterling-denominated notes, and (iii) $17 million of quarterly repayments of our term loans under the Senior Secured Credit Facility.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the fiscal years ended September 30, 2008, 2007 and 2006 have been derived from our audited financial statements included elsewhere herein.

	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2006
	(in millions)
Operating activities	$296	$299	$310
Investing activities	(167)	(273)	(128)
Financing activities	(75)	(106)	(109)

Operating Activities

Cash provided by operations was $296 million for the fiscal year ended September 30, 2008 compared to $299 million for the fiscal year ended September 30, 2007. The $3 million decrease reflected the variable timing of our working capital requirements in association with our business cycle. Cash provided by operations in fiscal 2007 reflected cash paid for restructuring costs and consultancy and severance costs associated with the cost-savings initiatives, offset by cash received from the settlement with Bertelsmann.

Investing Activities

Cash used in investing activities was $167 million for the fiscal year ended September 30, 2008 compared to $273 million for the fiscal year ended September 30, 2007. The $167 million of cash used in investing activities in the fiscal year ended September 30, 2008 consisted primarily of our $50 million investment in Frank Sinatra Enterprises, LLC (“FSE”), additional smaller acquisitions totaling $50 million, net of cash acquired, and $35 million invested in cost-method investments. In addition, cash used in investing activities reflected $25 million to acquire music publishing copyrights. We also paid $32 million for capital expenditures. In addition, cash used in investing activities reflected $25 million to acquire music publishing rights. This was offset by the receipt of approximately $25 million related to the sale of certain investments.

The $273 million of cash used in investing activities in the fiscal year ended September 30, 2007 consisted primarily of $110 million to acquire an additional equity interest in Frontline Management, $51 million to acquire Roadrunner, net of cash acquired, and $14 million loaned to the seller of Roadrunner in connection with the acquisition. We also paid a total of approximately $64 million to invest in or acquire several smaller companies, including an entertainment services company, a video production company in the U.K. and a digital distribution company in Germany, and we paid $29 million for capital expenditures. This was offset by the receipt of approximately $7 million related to the sale of certain buildings.

Financing Activities

Cash used in financing activities for the fiscal year ended September 30, 2008 and for the fiscal year ended September 30, 2007 primarily consisted of our quarterly repayment of debt and the payment of dividends. We discontinued our previous policy of paying regular quarterly dividends during the second quarter of fiscal year 2008.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the $250 million (less $4 million of outstanding letters of credit as of September 30, 2008) revolving credit portion of our senior secured credit facility and available cash and equivalents. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, and capital expenditure requirements. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

As of September 30, 2008, our long-term debt consisted of $1.379 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility and $649 million of Senior Subordinated Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of September 30, 2008.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.379 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 0.5% of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 30, 2008, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s. As of November 20, 2008 our term loan facility was rated BB by S&P and Ba3 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee was 0.5%. As of September 30, 2008, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in our leverage ratio. We also are required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain material agreements, change the business conducted by us and enter into agreements that restrict dividends from subsidiaries. In addition, the senior secured credit facility requires us to maintain the following financial covenants: a maximum total leverage ratio and a minimum interest coverage ratio, which are both tested quarterly for compliance, and a maximum annual capital expenditures covenant. The maximum total leverage ratio, which decreases over time, was 4:25:1 for the quarter ended September 30, 2008 and decreases from 4.25:1 to 4.0:1 for the two quarters ending December 31, 2008 and March 31, 2009 and from 4.0:1 to 3.75:1 for the two quarters ending June 30, 2009 and September 30, 2009. Our minimum interest coverage ratio, which increases over time, is 2.75:1 for the fiscal year ended September 30, 2008 and increases to 3.0:1 for fiscal 2009.

Senior Subordinated Notes

We have outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Acquisition Corp. Senior Subordinated Notes”). The Acquisition Corp. Senior Subordinated Notes mature on April 15, 2014 and bear interest at a fixed rate of 7.375% per annum on the $465 million dollar notes and 8.125% per annum on the £100 million Sterling-denominated notes. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of our capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to enter into certain transactions with affiliates; and to designate our subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Discount Notes

Our immediate parent company, Holdings, issued debt in December of 2004. While Holdings is the issuer of such debt, it is a holding company that conducts substantially all of its business operations through us, its only asset and wholly owned subsidiary. As such, Holdings will be relying on us to make any payments of principal and interest as they become due.

As of September 30, 2008, Holdings had $231 million of debt on its balance sheet relating to the Holdings Discount Notes, net of issuance discounts. The Holdings Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments are required. However, interest accrues on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity of $257 million on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum with the initial cash interest payment payable on June 15, 2010. The Holdings Discount Notes mature on December 15, 2014.

Holdings’ primary source of liquidity to service its indebtedness will be cash flow generated from the operations of the Company. However, the terms of certain of the debt instruments governing our existing notes significantly restrict us and Holdings’ other subsidiaries from paying dividends, making distributions and otherwise transferring assets to Holdings. For example, our ability to make such payments is generally governed by a formula based on 50% of its consolidated net income (which, as defined in the indenture governing our existing notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004. In addition, as a condition to making such payments to Holdings based on such formula, we must have a ratio of Adjusted EBITDA to fixed charges (“Fixed Charge Coverage Ratio”) of at least 2.0 to 1.0 prior to April 15, 2009 after giving effect to any such payments. We may also make payments to Holdings or other restricted payments if, on a pro forma basis after giving effect to any such payment, we have a Net Indebtedness to Adjusted EBITDA ratio of no greater than 3.75 to 1.0 and a Net Senior Indebtedness to Adjusted EBITDA Ratio of no greater than 2.5 to 1.0. We may also pay up to $45 million to Holdings or make other restricted payments without regard to any such provisions. Finally, our senior secured credit facility permits us to make payments to Holdings so that Holdings can pay interest in cash on its indebtedness (including on its notes) up to a maximum amount of $35 million in any fiscal year for the five years following issuance of such indebtedness. Thereafter, our senior secured credit facility permits Holdings to pay cash interest when due if it is then required to be paid in cash, assuming there has been no event of default under our senior secured credit facility.

Dividends

Parent has disclosed that it has discontinued its previous policy of paying a regular quarterly dividend. On February 29, 2008, Parent paid its final quarterly dividend of $0.13 per share under the new discontinued policy. Parent has disclosed that it currently intends to retain future earnings to build cash on the balance sheet and invest in its business, particularly in A&R. Any future determination to pay dividends will be at the discretion of the Board of Directors of Parent and will depend on, among other things, its results of operations, cash requirements, financial condition, contractual restrictions and other factors the Board of Directors of Parent may deem relevant. We may be required to fund any future dividends through dividends to our parent companies. The ability of Parent to pay any future dividends would be dependent on our cash flows and operations.

Covenant Compliance

Our senior secured credit facility requires us to maintain certain covenants including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the credit facility, and also contains a maximum annual capital expenditures limitation. The maximum total leverage ratio, which decreases over time, was 4.25:1 for the quarter ended September 30, 2008 and decreases from 4.25:1 to 4.0:1 for the two quarters ending December 31, 2008 and March 31, 2009 and from 4.0:1 to 3.75:1 for the two quarters ending June 30, 2009 and September 30, 2009. The minimum interest coverage ratio, which increases over time, is 2.75:1 for the fiscal year ended September 30, 2008 and increases to 3.0:1 for fiscal 2009.

The credit facility also contains covenants that, among other things, restrict our ability to incur additional debt. The occurrence of an event of default under the credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flow. To the extent that we ever were to fail a financial covenant test then there is the opportunity to cure such a breach by the injection of further equity which will count towards EBITDA for the purposes of financial covenants. As of September 30, 2008, we were in compliance with all covenants under the credit facility.

Our borrowing arrangements, including the Holdings Discount Notes and the Acquisition Corp. Senior Subordinated Notes contain certain financial covenants, which limit the ability of us and our restricted subsidiaries as defined in the indentures governing the notes to, among other things, incur additional indebtedness, issue certain preferred shares, pay dividends, make certain investments, sell certain assets, and consolidate, merge, sell or otherwise dispose of all, or some of, our assets. In order for us and Holdings to incur additional debt or make certain restricted payments using certain exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes and the Holdings Discount Notes, the Fixed Charge Coverage Ratio, as defined in such indentures, must exceed a 2.0 to 1.0 ratio. Fixed Charges are defined in such indentures as consolidated interest expense excluding certain non-cash interest expense.

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes and Holdings Discount Notes significantly restrict Acquisition Corp., Holdings and other subsidiaries from paying dividends and otherwise transferring assets to Parent. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004 and July 1, 2004, respectively. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA, as defined in the indentures, to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Acquisition Corp. may also make a restricted payment prior to April 15, 2009 if, immediately after giving pro forma effect to such restricted payment and certain indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio, as defined in the indenture, would not exceed 3.75 to 1 and its net senior indebtedness to adjusted EBITDA ratio, as defined in the indenture, would not exceed 2.50 to 1. In addition, Holdings may make a restricted payment if, immediately after giving pro forma effect to such restricted payment and certain indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 4.25 to 1. Notwithstanding such restrictions, the indentures permit an aggregate of $45.0 million and $75.0 million of such payments to be made by Acquisition Corp. and Holdings, respectively, whether or not there is availability under the formula or the conditions to its use are met. Acquisition Corp.’s senior secured credit facility permits Acquisition Corp. to make additional restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments, in an aggregate amount not to exceed $10.0 million (such amount is subject to increase to $35.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 4.0 to 1 and to $50.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 3.5 to 1), and subject to further increase in an amount equal to 50% of cumulative excess cash flow that is not otherwise applied pursuant to Acquisition Corp.’s senior secured credit facility, and, in addition, permits Acquisition Corp. to make restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments not to exceed $90 million in any fiscal year, provided that the proceeds of such restricted payments shall be applied solely to pay cash dividends on the Company’s common stock. Furthermore, Holdings’ subsidiaries will be permitted under the terms of Acquisition Corp.’s existing senior secured credit facility, as it may be amended, and under other indebtedness, to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Holdings.

We and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes and Holdings Notes, respectively.

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued decline of industry-wide CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase Holdings Discount Notes, Acquisition Corp. Senior Subordinated Notes, our term loans under our senior secured credit facility and/or Parent’s common stock in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings.

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2008, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. We expect to fund the firm commitments with operating cash flow generated in the normal course of business and availability under the $250 million revolving credit portion of the senior secured credit facility.

	Fiscal years				Total
Firm Commitments and Outstanding Debt	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in millions)
Term loan facility	$17	$1,362	$—	$—	$1,379
Senior Subordinated Notes	—	—	649	—	649
Interest on Senior Subordinated Notes	49	98	147	—	294
Operating leases	36	79	34	46	195
Artist, songwriter and co-publisher commitments	88	263	88	—	439
Minimum funding commitments to investees and other obligations.	10	19	—	—	29

Total firm commitments and outstanding debt	$200	$1,821	$918	$46	$2,985

The following is a description of our firmly committed contractual obligations at September 30, 2008:

•

Outstanding debt obligations consist of the term loan facility and the Senior Subordinated Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2008. Amounts do not include any fair value adjustments, bond premiums, discounts or interest payments. The interest obligations do not include interest related to our variable rate debt. See Note 11 to the audited financial statements for a description of our financing arrangements.

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

•

We enter into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $439 million across hundreds of artists, songwriters, publishers, songs and albums at September 30, 2008. Such commitments, which are unpaid advances across multiple albums and songs, are payable principally over a ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions from talent, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.

•	We have minimum funding commitments and other related obligations to support the operations of various investments.

MARKET RISK MANAGEMENT

We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have significant transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. For the fiscal year ended September 30, 2008, approximately $1.886 billion, or 54%, of our revenues were generated outside of the U.S. The top five revenue-producing international countries are the U.K., Japan, France, Germany and Italy, which use the British pound sterling, Japanese yen and euro as currencies, respectively. See Note 18 to our audited financial statements included elsewhere herein for information on our operations in different geographical areas.

Historically, we have used (and continue to use) foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. In addition, we hedge foreign currency risk associated with financing transactions such as third-party and inter-company debt.

We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the euro, British pound sterling, Japanese yen, Canadian dollar, Mexican peso, Swedish krona, and Australian dollar. See Note 17 to our audited financial statements included elsewhere herein for additional information.

The Company also is exposed to foreign currency exchange rate risk with respect to its £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of September 30, 2008, these sterling notes had a carrying value of $184 million. Based on the principal amount of Sterling-denominated notes outstanding as of September 30, 2008 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of September 30, 2008.

Interest Rate Risk

We had $2.028 billion of total debt outstanding as of September 30, 2008, of which $1.379 billion was variable rate debt. As such, we are exposed to changes in interest rates. In order to manage this exposure, and consistent with the requirement under our senior secured credit facility to maintain a fixed-to-floating debt ratio of at least 50% of our actual funded debt though at least April 2007, we entered into interest rate swap agreements to hedge notional debt amounts of $300 million in 2004 and $597 million in 2005. During the fiscal year ended September 30, 2008, we did not enter into any additional interest rate swap or swap extension agreements. The total notional amount of debt hedged at September 30, 2008 and 2007 was $897 million. Under our interest rate swap agreements, we agreed to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments.

Based on the amount of our floating-rate debt and our interest rate swap agreements outstanding as of September 30, 2008, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of September 30, 2008 with no subsequent change in rates for the remainder of the period. This increase or decrease in rates would partially be mitigated by an increase or decrease in interest income earned on the Company’s cash balances, almost all of which are invested in short-term variable interest rate earning assets.

In addition to our $1.379 billion of variable-rate debt, we had approximately $649 million of fixed-rate debt outstanding at September 30, 2008. Based on the level of interest rates prevailing at September 30, 2008, the fair value of this fixed-rate debt was approximately $406 million. Further, based on the amount of our fixed-rate debt and our related $897 million of interest rate swap agreements noted above that were outstanding at September 30, 2008, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $1 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions. Credit risk relating to the interest rate swaps is considered low because the swaps are entered into with strong, credit-worthy counterparties, and the credit risk is confined to the net settlement of the interest over the remaining life of the swaps.

CRITICAL ACCOUNTING POLICIES

The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in our application. We believe the following list represents the critical accounting policies of us as contemplated by FRR 60. For a summary of all of our significant accounting policies, see Note 3 to our audited financial statements included elsewhere herein.

Purchase Accounting

We account for our business acquisitions under the purchase method of accounting in accordance with FASB Statement No. 141, “Business Combinations” (“FAS 141”). The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on our balance sheet related to acquired liabilities and qualifying restructuring costs based on assumptions made at the time of acquisition. We evaluate these reserves on a regular basis to determine the adequacy or accuracy of the amounts estimated.

Accounting for Goodwill and Other Intangible Assets

We account for our goodwill and other indefinite-lived intangible assets under Statement of Accountings Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142 the Company no longer amortizes goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. FAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. Goodwill impairment is tested using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

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

We test our goodwill and other indefinite lived intangible assets for impairment on an annual basis in the fourth quarter each fiscal year. We tested our goodwill and other indefinite lived intangible assets for impairment in the fourth fiscal quarter of 2008 and noted that no impairment occurred.

As of September 30, 2008, Warner Music Group has recorded goodwill in the amount of $1.078 billion, primarily related to the Acquisition. See Note 8 to our audited financial statements included herein for a further discussion of Warner Music Group’s goodwill.

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

Revenue and Cost Recognition

Sales Returns and Uncollectible Accounts

In accordance with practice in the recorded music industry and as customary in many territories, certain products (such as CDs and DVDs) are sold to customers with the right to return unsold items. Under Statement of Accounting Standards No. 48, “Revenue When Right of Return Exists”, revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future estimated returns.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $159 million and $192 million have been established at September 30, 2008 and September 30, 2007, respectively.

Comparability of gross dollar value of reserves is affected by the inherent seasonality in the music business. That is, the recorded music business historically has generated approximately 35% of its sales in the last three months of the calendar year due to increased consumer demand associated with the holiday season. As such, both gross receivables and related allowances would be at a naturally lower level at September 30, the end of our fiscal year, and at a naturally higher level at December 31, the end of our first fiscal quarter. The ratio of our receivable allowances to gross accounts receivables were approximately 23% and 26% at September 30, 2008 and September 30, 2007, respectively.

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

Conversely, pursuant to EITF 99-19, we serve as agent in arrangements where we do not have substantial risks and rewards of ownership. The indicators that we do not have substantial risks and rewards of ownership are as follows:

•	the supplier (not Warner Music Group) is responsible for providing the product or service to the customer;

•	the supplier (not Warner Music Group) has latitude in establishing prices;

•	the amount we earn is fixed;

•	the supplier (not Warner Music Group) has credit risk; and

•	the supplier (not Warner Music Group) has general inventory risk for a product before it is sold.

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

Management’s decision to capitalize an advance to an artist or songwriter as an asset requires significant judgment as to the recoverability of these advances. The recoverability of these assets is assessed upon initial commitment of the advance based upon management’s forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether these amounts are recoverable, management evaluates the current and past popularity of the artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, management expenses the portion of such advances that it believes is not recoverable. In many cases, royalty advance payments to artists or publishers without history of successful commercial acceptability of the product and evidence of current or past popularity will be expensed immediately. All advances are assessed for recoverability continuously and at minimum on a quarterly basis.

We had $386 million and $392 million of advances on our balance sheet as of September 30, 2008 and 2007, respectively. We believe such advances are recoverable through future royalties to be earned by the related artists and songwriters.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with FAS Statement No. 123 (R), “Share-Based Payment” (“FAS 123R”). FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Under this fair value recognition provision of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company has applied the modified prospective method and expenses deferred stock-based compensation on an accelerated basis over the vesting period of the stock award.

We estimate the fair value of our grants made using the binomial method, which includes assumptions related to volatility, expected life, dividend yield and risk-free interest rate. We also award or sell restricted shares to our employees. For restricted shares awarded or sold below market value, the accounting charge is measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

Accounting for Income Taxes

As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes payable in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, (“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period generally represent sufficient negative evidence to consider a valuation allowance under the provisions of FAS 109. As a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance.

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

New Accounting Principles

In addition to the critical accounting policies discussed above, we adopted several new accounting policies during the past two years. None of these new accounting principles had a material affect on our audited financial statements. See Note 3 to our audited financial statements included elsewhere herein for a complete summary.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 17 to our audited financial statements for the fiscal year ended September 30, 2008, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2008, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2007.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Mexican peso, Swedish krona and Australian dollar. During the fiscal year ended September 30, 2008, the Company entered into foreign exchange hedge contracts and, as of September 30, 2008, the Company has outstanding hedge contracts for the sale of $542 million and the purchase of $158 million of foreign currencies at fixed rates. Subsequent to September 30, 2008, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at September 30, 2008, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $37 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of September 30, 2008, these sterling notes had a fair value and carrying value of approximately $184 million. Based on the principal amount of Sterling-denominated notes outstanding as of September 30, 2008 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of September 30, 2008.

We are exposed to interest rate risk with respect to our floating rate debt. Based on the amount of our floating-rate debt and our interest rate swap agreements outstanding as of September 30, 2008, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of September 30, 2008 with no subsequent change in rates for the remainder of the period. This increase or decrease in rates would partially be mitigated by an increase or decrease in interest income earned on our cash balances, almost all of which are invested in short-term variable interest rate earning assets. During the fiscal year ended September 30, 2008, the Company did not enter into any additional interest rate swaps or swap extensions. The total notional amount of debt hedged as of September 30, 2008 was $897 million. As of November 20, 2008, the Company had not entered into any additional interest rate swap agreements subsequent to September 30, 2008.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2008. The Company’s independent auditors have issued their report on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of WMG Acquisition Corp.

We have audited WMG Acquisition Corp.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WMG Acquisition Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on WMG Acquisition Corp.’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, WMG Acquisition Corp. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WMG Acquisition Corp. as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated November 24, 2008 expressed an unqualified opinion thereon.

New York, NY

November 24, 2008

/s/ Ernst & Young LLP

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders of WMG Acquisition Corp.

We have audited the accompanying consolidated balance sheets of WMG Acquisition Corp. as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMG Acquisition Corp. at September 30, 2008, and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, WMG Acquisition Corp. changed its method of accounting for uncertainty in income taxes, effective October 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WMG Acquisition Corp.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2008 expressed an unqualified opinion thereon.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The consolidating financial statements are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

New York, NY

November 24, 2008

/s/ Ernst & Young LLP

WMG Acquisition Corp.

Consolidated Balance Sheets

	September 30, 2008	September 30, 2007
	(in millions)
Assets
Current assets:
Cash and equivalents	$313	$259
Accounts receivable, less allowances of $159 and $192 million	538	555
Due from parent companies	—	2
Inventories	57	58
Royalty advances expected to be recouped within one year	174	176
Deferred tax assets	30	40
Other current assets	38	33

Total current assets	1,150	1,123
Royalty advances expected to be recouped after one year	212	216
Investments	155	146
Property, plant and equipment, net	117	133
Goodwill	1,078	1,065
Intangible assets subject to amortization, net	1,496	1,632
Intangible assets not subject to amortization	100	100
Other assets	67	81

Total assets	$4,375	$4,496

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$219	$225
Accrued royalties	1,189	1,226
Taxes and other withholdings	14	31
Current portion of long-term debt	17	17
Deferred income	117	56
Other current liabilities	312	302

Total current liabilities	1,868	1,857
Long-term debt	2,011	2,046
Deferred tax liabilities	237	244
Other noncurrent liabilities	216	228

Total liabilities	4,332	4,375

Commitments and Contingencies (See Note 16)
Shareholder’s equity:
Common stock	—	—
Additional paid-in capital	211	268
Accumulated deficit	(178)	(146)
Accumulated other comprehensive income (loss), net	10	(1)

Total shareholder’s equity	43	121

Total liabilities and shareholder’s equity	$4,375	$4,496

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations

	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2006
	(in millions)
Revenues	$3,491	$3,383	$3,516
Costs and expenses:
Cost of revenues	(1,832)	(1,811)	(1,822)
Selling, general and administrative expenses (a)	(1,233)	(1,161)	(1,232)
Other income, net	3	73	14
Amortization of intangible assets	(222)	(206)	(193)
Restructuring costs	—	(50)	—

Total costs and expenses	(3,284)	(3,155)	(3,233)

Operating income from continuing operations	207	228	283
Interest expense, net	(159)	(167)	(165)
Minority interest expense	(5)	(5)	—
Other (expense) income, net	(8)	—	4

Income from continuing operations before income taxes	35	56	122
Income tax expense	(49)	(49)	(47)

(Loss) income from continuing operations	(14)	7	75
Loss from discontinued operations (see Note 4)	(21)	(13)	—

Net (loss) income	$(35)	$(6)	$75

(a) Includes depreciation expense of:	$(46)	$(40)	$(42)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2006
	(in millions)
Cash flows from operating activities
Net (loss) income	$(35)	$(6)	$75
Loss from discontinued operations	21	13	—

(Loss) income from continuing operations	(14)	7	75
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	268	246	235
Deferred taxes	(3)	(2)	(11)
Non-cash interest expense	25	41	35
Non-cash, stock-based compensation expense	11	10	—
Minority interest expense	5	5	16
Other non-cash adjustments	(3)	(4)	(1)
Changes in operating assets and liabilities:
Accounts receivable	28	73	53
Inventories	2	3	(40)
Royalty advances	(6)	18	(60)
Accounts payable and accrued liabilities	(16)	(91)	—
Other balance sheet changes	(1)	(7)	8

Net cash provided by operating activities	296	299	310

Cash flows from investing activities
(Loans to third parties) repayments of loans by third parties	(3)	(14)	7
Other investments and acquisitions	(132)	(212)	(87)
Acquisition of publishing rights	(25)	(25)	(18)
Proceeds from (cash paid for) investments	25	—	—
Proceeds from the sale of buildings	—	7	—
Capital expenditures	(32)	(29)	(30)

Net cash used in investing activities	(167)	(273)	(128)

Cash flows from financing activities
Debt repayments	(17)	(17)	(17)
Returns of capital and dividends paid	(58)	(90)	(96)
Due to parent		1	4
Other	—	—	—

Net cash used in financing activities	(75)	(106)	(109)

Effect of foreign currency exchange rate changes on cash	—	13	6

Net increase (decrease) in cash and equivalents	54	(67)	79
Cash and equivalents at beginning of period	259	326	247

Cash and equivalents at end of period	$313	$259	$326

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Shareholder’s Equity

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance at September 30, 2005	$428	$(214)	$21	$235
Comprehensive income:
Net income	—	75	—	75
Foreign currency translation adjustment	—	—	(8)	(8)
Minimum pension liability	—	—	(4)	(4)
Deferred gains (losses) on derivative financial instruments	—	—	(2)	(2)

Total comprehensive income	—	75	(14)	61
Dividends	(96)	—	—	(96)
Issuance of stock options and restricted shares of common stock	16	—	—	16
Exercises of stock options	—	—	—	—
Other	—	(1)	—	(1)

Balance at September 30, 2006	$348	$(140)	$7	$215

Comprehensive loss:
Net loss	—	(6)	—	(6)
Foreign currency translation adjustment	—	—	(2)	(2)
Minimum pension liability	—	—	8	8
Deferred gains (losses) on derivative financial instruments	—	—	(14)	(14)

Total comprehensive loss	—	(6)	(8)	(14)
Dividends	(90)	—	—	(90)
Issuance of stock options and restricted shares of common stock	10	—	—	10
Exercises of stock options	—	—	—	—
Other	—	—	—	—

Balance at September 30, 2007	$268	$(146)	$(1)	$121

Comprehensive loss:
Net loss	—	(35)	—	(35)
Foreign currency translation adjustment	—	—	17	17
Minimum pension liability	—	—	(3)	(3)
Deferred gains (losses) on derivative financial instruments	—	—	(3)	(3)

Total comprehensive (loss) income	—	(35)	11	(24)
Dividends paid to Holdings	(68)	—	—	(68)
Issuance of stock options and restricted shares of common stock	11	—	—	11
Exercises of stock options	—	—	—	—
Impact of change in accounting (see Note 3)	—	3	—	3

Balance at September 30, 2008	$211	$(178)	$10	$43

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

Recorded Music Operations

The Company’s Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, following the Acquisition the Company established ILG to discover artists earlier in the process and at lower cost by leveraging the Company’s independent distribution network.

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

In the U.S., Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and The Atlantic Records Group. The Company’s Recorded Music operations also include Rhino Entertainment (“Rhino”), a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino is also transitioning into our primary licensing division focused on acquiring broader licensing rights from certain catalog artists. For example, we have an exclusive license with The Grateful Dead to manage the band’s intellectual property and have recently acquired a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manage all aspects of his music, film and stage content. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Bad Boy, Cordless, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

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

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent, to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA, Ryko Distribution and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of 360° deals where we acquired broader image and brand rights in an artist’s career, we may provide more comprehensive career support, promoting an artist for longer periods of time and actively developing new opportunities for them through touring, fan clubs, merchandising, and sponsorships. The Company may contribute to all facets of an artist’s career rather than only focusing on producing recorded music products.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. The Company’s new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services such as Rhapsody, social networking sites such as MySpace, user-generated content sites such as YouTube, Internet portals and music-centered destinations, such as imeem. The Company also works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams. As a music-based content company, the Company has assets that go beyond its recorded music and music publishing catalogs, such as its music video library, which it now has the opportunity to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the early stages of growth, proportions may change as the roll-out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

Publishing revenues are derived from five main sources:

•	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including physical recordings (e.g., CDs and DVDs).

•

Performance: the licensor receives royalties if the composition is performed publicly through broadcast of music on television, radio, cable and satellite, live performance at a concert or other venue (e.g., arena concerts, nightclubs), online and wireless streaming and performance of music in staged theatrical productions.

•

Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames as well as from other uses such as in toys or novelty items and merchandise.

•	Digital: the licensor receives royalties or fees with respect to internet and mobile downloads, mobile ringtones and online and mobile streaming.

•	Other: the licensor receives royalties for use in sheet music.

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

2. Basis of Presentation

The accompanying financial statements present the consolidated accounts of all entities in which the Company has a controlling voting interest and/or variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Significant inter-company balances and transactions have been eliminated. Certain reclassifications have been made to the prior fiscal years’ consolidated financial statements to conform with the current fiscal year presentation.

The Company maintains a 52-53 week fiscal year ending on the last Friday in September. Fiscal 2008 ended on September 26, 2008, fiscal 2007 ended on September 28, 2007 and fiscal 2006 ended on September 29, 2006. For convenience purposes, the Company continues to date its financial statements as of September 30.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Short-term Investments

The Company considers all investments with maturities greater than three months, but less than one year, at the date of purchase to be short-term investments. Short-term investments include high-quality, investment grade securities such as taxable auction rate securities as well as commercial paper and corporate bonds. Auction rate securities are classified as available for sale and are carried at fair value. Unrealized gains and losses on such securities are included in accumulated other comprehensive income (loss). Commercial paper and corporate bonds that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and carried at cost, which due to the short-term nature of the investments, approximates fair value. The Company does not have any investments in any auction rate securities at September 30, 2008.

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

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to long-term, fixed-rate debt (see Note 11) and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Revenues

Recorded Music

In accordance with Staff Accounting Bulletin No. 104 (“SAB 104), “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

Revenues from the sale of physical Recorded Music products are recognized upon delivery, which occurs once the product has been shipped and title and risk of loss have been transferred. In accordance with industry practice and as is customary in many territories, certain products, such as CDs and DVDs, are sold to customers with the right to return unsold items. Revenues from such sales are recognized upon shipment based on gross sales less a provision for future estimated returns. Revenues from the sale of recorded music products through digital distribution channels are recognized when the products are sold and related sales accounting reports are delivered by the providers.

Music Publishing

Music Publishing revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions, and the sale of published sheet music and songbooks. The receipt of royalties principally relates to amounts earned from the public performance of copyrighted material, the mechanical reproduction of copyrighted material on recorded media including digital formats, and the use of copyrighted material in synchronization with visual images. Consistent with industry practice, music- publishing royalties generally are recognized as revenue when cash is received.

Gross Versus Net Revenue Classification

In the normal course of business, the Company acts as an intermediary or agent with respect to certain payments received from third parties. For example, the Company distributes music product on behalf of third-party record labels. In accordance with Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” such transactions are recorded on a “gross” or “net” basis depending on whether the Company is acting as the “principal” in the transaction or acting as an “agent” in the transaction. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership and, accordingly, revenues are recorded on a gross basis. For those transactions in which the Company does not have substantial risks and rewards of ownership, the Company is considered an agent and, accordingly, revenues are recorded on a net basis.

To the extent revenues are recorded on a gross basis, any participations and royalties paid to third parties are recorded as expenses so that the net amount (gross revenues less expenses) flows through operating income. To the extent revenues are recorded on a net basis, revenues are reported based on the amounts received, less participations and royalties paid to third parties. In both cases, the impact on operating income is the same whether the Company records the revenues on a gross or net basis.

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

Inventories

Inventories consist of DVDs, CDs and related music products, as well as published sheet music and songbooks. Inventories are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out (“FIFO”) and average cost methods, which approximate cost under the FIFO method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

Advertising

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs,” advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $144 million for the fiscal years ended 2008 and 2007. Advertising expense amounted to approximately $202 million for the fiscal year ended 2006. Deferred advertising costs, which principally relate to advertisements that have not been exhibited or services that have not been received, were not material as of current or prior fiscal years.

Concentration of Credit Risk

The Company has fifteen significant recorded music customers that individually represent less than 10% of the Company’s consolidated gross accounts receivable, and approximately 35% in the aggregate. Based on a history of cash collection, the Company does not believe there is any significant collection risk from such customers.

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

Investments

FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46”) requires that the Company first evaluate its investments to determine if any investments qualify as a variable interest entity (“VIE”) using certain criteria. If the investment qualifies as a VIE, then consolidation may be appropriate if the Company is the determined to be the primary beneficiary of the investment.

The Company uses the equity method of accounting for investments in which the Company has significant influence, but less than a controlling voting interest and do not qualify as a VIE under the provisions of FIN 46. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the investee. The Company would also use the equity method of accounting if it had greater than 50% ownership interest in an investee but the minority shareholder’s held certain substantive participating rights that allowed them to participate in the ordinary course of the business.

Under the equity method, only the Company’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheets; only the Company’s share of the investee’s earnings (losses) is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows.

Investments in companies in which the Company does not have a controlling interest and is unable to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions greater than one year (“available-for-sale investments”). If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost.

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

Internal-Use Software Development Costs

In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are depreciated over the estimated useful life of the underlying project on a straight-line basis, generally not exceeding five years.

Accounting for Goodwill and Other Intangible Assets

In accordance with FASB Statement No. 141, “Business Combinations” (“FAS 141”) and FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Pursuant to this guidance, the Company does not amortize the goodwill balance and instead, performs an annual impairment review to assess the fair value of goodwill over its carrying value. Identifiable intangible assets with finite lives are amortized over their useful lives.

Valuation of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets, including property, plant and equipment and indefinite lived intangibles, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Stock-Based Compensation

The Company accounts for share based payments in accordance with FASB Statement No. 123 (R), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Under this fair value recognition provision of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company has applied the modified prospective method and expenses deferred stock-based compensation on an accelerated basis over the vesting period of the stock award.

We estimate the fair value of our grants made using the binomial method, which includes assumptions related to volatility, dividend yield and risk-free interest rate. We also award or sell restricted shares to our employees. For restricted shares awarded or sold below market value, the accounting charge is measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

Income Taxes

Income taxes are provided using the asset and liability method presented by FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current fiscal year and include the results of any differences between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statements and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

In October 2007, the Company adopted the provisions of FASB Statement No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 also prescribes guidance on measurement, classification, interest and penalties, accounting for interim periods, and disclosures. See Note 12 for a detailed discussion of FIN 48.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of shareholder’s equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FAS 133, which include interest-rate swap and foreign exchange contracts. The following summary set forth the components of other comprehensive income (loss), net of related taxes, that have been accumulated in shareholder’s equity since September 30, 2005:

	Foreign Currency Translation Gain (Losses)	Minimum Pension Liability Adjustment	Derivative Financial Instruments Gain (Losses)	Accumulated Other Comprehensive Gain (Losses)
	(in millions)
Balance at September 30, 2005	$13	$—	$8	$21
Activity through September 30, 2006	(8)	(4)	(2)	(14)

Balance at September 30, 2006	$5	$(4)	$6	$7
Activity through September 30, 2007	(2)	8	(14)	(8)

Balance at September 30, 2007	$3	$4	$(8)	$(1)

Activity through September 30, 2008	17	(3)	(3)	11

Balance at September 30, 2008	$20	$1	$(11)	$10

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact of this standard is not expected to be material to the Company’s consolidated financial statements. The Company will adopt the provisions of FAS 157 as of October 1, 2008.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”)”—including an Amendment of SFAS 115, which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of this standard is not expected to be material to the Company’s consolidated financial statements. The Company will adopt the provisions of FAS 159 as of October 1, 2008.

4. Acquisitions and Dispositions

Acquisition of Interest in Frank Sinatra Estate

The Company acquired a 50% interest in Frank Sinatra Enterprises, LLC (“FSE”) on November 19, 2007 for $50 million. FSE is a limited liability company established to administer licenses for use of Frank Sinatra’s name and likeness and manage all aspects of his music, film and stage content. The transaction was accounted for under the purchase method of accounting, based on the provisions of FIN 46 and the results of operations of FSE have been included in the Company’s results of operations from the date of the acquisition. The purchase price has been allocated to the underlying net assets acquired in proportion to the estimated fair value, principally as follows: recorded music catalog, $33 million; trademarks, $10 million; and goodwill $7 million.

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

Discontinued Operations

During the fiscal year 2008, the Company decided to shut down the operations of Bulldog Entertainment (“Bulldog”), an entertainment services company, which was recorded in our Recorded Music operations. As a result of this triggering event, the Company performed an impairment test and determined that an $18 million impairment charge was necessary to adjust the assets to fair market value, based on the discounted value of future cash flows. The Company shut down this operation in January 2008 and reported Bulldog’s results as a discontinued operation in the consolidated statement of operations.

Discontinued operations consist of the following:

	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007
	(in millions)
Revenues	$—	$2
Costs and expenses:
Cost of revenues	—	(12)
Selling, general and administrative expenses	(21)	(3)

Total costs and expenses	(21)	(15)

Loss before income taxes	(21)	(13)

Income tax expense	—	—

Loss from discontinued operations	$(21)	$(13)

5. Investments

The Company’s investments consist of:

	September 30, 2008	September 30, 2007
	(in millions)
Equity-method investments	$112	$138
Cost-method investments	43	8

	$155	$146

The Company’s significant equity-method investment at September 30, 2008 and September 30, 2007 relates to its minority interest in Frontline Management (see Note 20). The Company’s significant cost-method investments at September 30, 2008 relate to its investment in lala of $20 million and imeem of $15 million.

Net Investment-Related Gains

There were no significant investment-related gains or losses recognized for the fiscal years ended September 30, 2008 and 2007.

6. Inventories

Inventories consist of the following:

	September 30, 2008	September 30, 2007
	(in millions)
Compact discs and other music-related products	$55	$56
Published sheet music and song books	2	2

	$57	$58

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2008	September 30, 2007
	(in millions)
Land	$16	$21
Buildings and improvements	119	108
Furniture and fixtures	25	25
Computer hardware and software	153	133
Construction in progress	6	6
Machinery and equipment	7	7

	326	300
Less accumulated depreciation	(209)	(167)

	$117	$133

8. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the year ended September 30, 2008 and September 30, 2007:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2006	$356	$573	$929
Acquisitions	83	2	85
Other adjustments	35	16	51

Balance at September 30, 2007	$474	$591	$1,065
Acquisitions	28	—	28
Dispositions	(18)	—	(18)
Other adjustments	3	—	3

Balance at September 30, 2008	$487	$591	$1,078

The acquisitions of goodwill in 2008 primarily include the following: (a) $7 million related to the acquisition of Frank Sinatra Enterprises as described more fully in Note 4, (b) $9 million related to the acquisition of a tour, production, promotion and booking company during the quarter ended March 31, 2008 and (c) $7 million related to the acquisition of an artist management and production company during the quarter ended September 30, 2008. The remaining $5 million addition to goodwill relates to various acquisitions that are not individually material. Other adjustments to goodwill represent foreign currency translation adjustments.

The dispositions in goodwill in 2008 relates to the impairment and discontinued operations of Bulldog as described more fully in Note 4.

The acquisitions of goodwill in 2007 primarily related to the acquisition of Roadrunner for approximately $83 million consisting of $59 million in cash and an estimated future payment obligation of $24 million. As described in Note 4, the allocation of the Roadrunner purchase price included $39 million of goodwill. The remaining $44 million of goodwill additions in 2007 related to various acquisitions that were not individually material. Other adjustments to goodwill in 2007 primarily reflect the finalization of deferred tax balances associated with various tax and book basis differences.

The Company performs its annual goodwill impairment test in accordance with FAS 142 during the fourth quarter of each fiscal year. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The results of the test were that no impairment occurred in 2008.

Other Intangible Assets

Other intangible assets consist of the following:

	September 30, 2007	Acquisitions (a)	Other (b)	September 30, 2008
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog	$1,319	$36	$(4)	$1,351
Music publishing copyrights	916	25	7	948
Artist contracts	66	10	—	76
Trademarks	11	10	—	21
Other intangible assets	6	1	1	8

	2,318	82	4	2,404
Accumulated amortization	(686)			(908)

Total net intangible assets subject to amortization	1,632			1,496
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,732			$1,596

(a)	The acquisitions primarily relate to $33 million of music catalog and $10 million of trademarks acquired in connection with the acquisition of Frank Sinatra Enterprises, as described in Note 5, as well as $10 million of artist contracts acquired in connection with various acquisitions that are not individually material.
(b)	Other represents foreign currency translation adjustments.

Amortization

Based on the amount of intangible assets subject to amortization at September 30, 2008, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ended September 30,
(in millions)
2009	$215
2010	206
2011	206
2012	206
2013	206
Thereafter	457

$1,496

The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets established in the accounting for the Acquisition effective as of March 1, 2004 as follows: ten years for recorded music catalog, fifteen years for music publishing copyrights and fifteen years for trademarks. Newly acquired recorded music catalog balances have estimated useful lives ranging from five to ten years. Newly acquired music publishing copyright balances have useful lives ranging from ten to fifteen years. Artist contracts acquired by the Company have variable estimated useful lives which do not exceed ten years.

9. Restructuring Costs

Realignment Plan for Fiscal Year 2007

In fiscal 2007, the Company implemented a realignment plan intended to better align the Company’s workforce with the changing nature of the music industry. These changes were part of the Company’s continued evolution from a traditional record and songs-based business to a music-based content company and its ongoing management of its cost structure. The changes included a continued redeployment of resources to focus on new business initiatives to help the Company diversify its revenue streams, including digital opportunities. The realignment plan was also designed to improve the operating effectiveness of our current businesses and to realign our management structure to, among other things, effectively address the continued development of digital distribution channels along with the decline of industry-wide CD sales.

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

The changes described above were implemented in fiscal year 2007. The Company incurred substantially all of the costs associated with the realignment plan in fiscal year 2007. This included approximately $50 million of restructuring costs and $13 million of implementation costs. In connection with the plan, the Company reduced headcount by approximately 400 employees. The Company expects that the majority of any cost savings will be offset by new business initiatives in areas related to digital distribution and video. The liability for restructuring costs consist of the following (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability as of September 30, 2007	$16	$1	$17
Cash paid in 2008	(12)	—	(12)

Liability as of September 30, 2008	$4	$1	$5

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

Of the total $307 million in restructuring costs recorded by the Company, approximately $164 million related to work-force reductions, including employee termination benefits and relocation costs; approximately $75 million related to costs to terminate certain artist, songwriters and co-publisher contracts; and the balance of approximately $68 million related to other anticipated costs to exit certain leased facilities and operations, such as international distribution operations. The number of employees identified to be involuntarily terminated approximated 1,600.

As of September 30, 2008, the Company had approximately $15 million of liabilities for Acquisition-related restructuring costs recorded in its balance sheet. These liabilities represent estimates of future cash obligations for all restructuring activities that had been implemented. The outstanding balance of these liabilities primarily relate to extended payment terms for long-term lease obligations for vacated facilities or long-term artist commitments. These remaining lease obligations are expected to be settled by 2019. The Company expects to pay a majority of the remaining costs in fiscal 2009. The liability for Acquisition-related restructuring costs consist of the following (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability as of September 30, 2005	$14	$35	$49
Cash paid in 2006	(9)	(1)	(10)
Non-cash reductions in 2006 (a)	—	(3)	(3)
Reversals of excess liabilities in 2006 (b)	(1)	(3)	(4)

Liability as of September 30, 2006	$4	$28	$32
Cash paid in 2007	—	(5)	(5)
Non-cash reductions in 2007 (a)	(1)	(4)	(5)

Liability as of September 30, 2007	$3	$19	$22

Cash paid in 2008	—	(1)	(1)
Non-cash reductions in 2008 (a)	(2)	(4)	(6)

Liability as of September 30, 2008	$1	$14	$15

(a)	Principally relates to changes in foreign currency exchange rates and reduction of the liability related to extended payment terms for long-term lease obligations for vacated facilities.
(b)	Excess liabilities during the fiscal years ended September 30, 2006 and 2005 were either reversed through the statement of operations or were recorded as reductions of the initial purchase price of the Acquisition.

10. Other Current and Noncurrent Liabilities

Other current liabilities consist of the following (in millions):

	September 30, 2008	September 30, 2007
Accrued expenses	$167	$172
Accrued restructuring	1	14
Accrued compensation and benefits	105	70
Acquisition and merger-related restructuring liabilities	6	8
Other contractual obligations	1	2
Accrued interest	32	36

	$312	$302

Other noncurrent liabilities consist of the following (in millions):

	September 30, 2008	September 30, 2007
Deferred income	$3	$6
Accrued compensation and benefits	32	27
Minority interest	18	12
Acquisition and merger-related restructuring liabilities	9	14
Unfavorable and other contractual obligations	110	126
Other	40	40

	$212	$225

11. Debt

In connection with the Acquisition, the Company incurred $1.650 billion of indebtedness consisting of (i) $1.150 billion of borrowings under the term loan portion of a senior secured credit facility and (ii) $500 million of borrowings under a senior subordinated bridge loan facility (the “Bridge Loan”). In April 2004, the Company refinanced certain of this debt (the “Refinancing”). The following summarizes the Acquisition Corp. Refinancing, the Company’s debt capitalization as of September 30, 2008 and 2007 and the principal terms of the Company’s financing arrangements.

The Refinancing

In April 2004, the Company incurred $697 million of indebtedness, consisting of the issuance by Acquisition Corp. of (i) $465 million principal amount of 7.375% Senior Subordinated Notes due 2014, (ii) 100 million Sterling principal amount of 8.125% Senior Subordinated notes due 2014 (U.S. dollar equivalent of $182 million as of April 2004) and (iii) $50 million of additional borrowings under the term loan portion of the Company’s senior secured credit facility.

Together with available cash on hand, such proceeds were used (i) to repay all $500 million of borrowings under the Bridge Loan, (ii) to redeem a portion of the cumulative preferred stock of Holdings in the amount of $202 million and (iii) to pay certain financing-related transaction costs.

Debt Capitalization

As of September 30, 2008 and 2007, the Company’s long-term debt consisted of (in millions):

	September 30, 2008	September 30, 2007
Senior secured credit facility:
Term loan (a)	$1,379	$1,396
7.375% U.S. dollar-denominated Notes due 2014	465	465
8.125% Sterling-denominated Notes due 2014 (b)	184	202

Total debt	2,028	2,063
Less current portion	(17)	(17)

Total long term debt	$2,011	$2,046

(a)	Decrease in term loan balance relates to quarterly repayments under our senior secured credit facility.
(b)	Decrease represents the impact of foreign currency exchange rates on the carrying value of the Sterling-denominated notes.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.379 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 0.5%

of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 30, 2008, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s. As of November 20, 2008 our term loan facility was rated BB by S&P and Ba3 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate was 0.5%. As of September 30, 2008, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in our leverage ratio. We also are required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain material agreements, change the business conducted by us and enter into agreements that restrict dividends from subsidiaries. In addition, the senior secured credit facility requires us to maintain the following financial covenants: a maximum total leverage ratio and a minimum interest coverage ratio, which are both tested quarterly for compliance, and a maximum annual expenditures covenant. The maximum total leverage ratio, which decreases over time, was 4.25:1 for the quarter ended September 30, 2008 and decreases from 4.25:1 to 4.0:1 for the two quarters ending December 31, 2008 and March 31, 2009 and from 4.0:1 to 3.75:1 for the two quarters ending June 30, 2009 and September 30, 2009. The minimum interest coverage ratio, which increases over time, is 2.75:1 for the fiscal year ended September 30, 2008 and increases to 3.0:1 for fiscal 2009.

Senior Subordinated Notes due 2014

The Company has outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Acquisition Corp. Senior Subordinated Notes”). The Acquisition Corp. Senior Subordinated Notes mature on April 15, 2014 and bear interest at a fixed rate of 7.375% per annum on the $465 million dollar notes and 8.125% per annum on the £100 million Sterling-denominated notes. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to enter into certain transactions with affiliates; and to designate our subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

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

Interest Expense and Maturities

Total interest expense was $159 million, $167 million, and $165 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. The weighted-average interest rate of the Company’s total debt at September 30, 2008 and 2007 was 6.85% and 7.23%, respectively.

Based on the amount of debt outstanding as of September 30, 2008, annual repayments of long-term debt of $17 million are required for 2009 – 2010, with an additional repayment of $4 million in 2010 and a balloon payment of $1.341 billion in 2011.

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2008, the carrying value of the Company’s fixed-rate debt exceeded the fair value by approximately $243 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

12. Income Taxes

For the fiscal years ended September 30, 2008, 2007, and 2006, the domestic and foreign pretax income (loss) from continuing operations is as follows (in millions):

	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2006
Domestic	$(44)	$35	$31
Foreign	79	21	91

Total	$35	$56	$122

Current and deferred income taxes (tax benefits) provided are as follows (in millions):

	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2006
Federal:
Current	$3	$2	$—
Deferred	(2)	5	—

Foreign:
Current (a)	46	46	52
Deferred	(1)	(7)	(11)

U.S. State:
Current	3	3	6
Deferred	—	—	—

Total	$49	$49	$47

(a)	Includes cash withholding taxes of $15 million, $14 million and $15 million for the fiscal years ended September 30, 2008, 2007, and 2006, respectively.

The differences between the U.S. federal statutory income tax rate of 35% and income taxes provided are as follows (in millions):

	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2006
Taxes on income at the U.S. federal statutory rate	$12	$20	$43
U.S. state and local taxes	3	3	6
Foreign income taxed at different rates, including withholding taxes (a)	17	20	26
Loss without benefit /(release of valuation allowance), net	15	7	(26)
Other	2	(1)	(2)

Total income tax expense	$49	$49	$47

(a)	Includes residual U.S. tax on certain foreign income not permanently reinvested for the fiscal year ended September 30, 2006.

During the year ended September 30, 2008, the Company incurred losses in certain foreign territories and have offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. During the year ended September 30, 2006, the Company utilized a portion of its U.S. deferred tax assets for which no benefit has been previously recorded. The balance of the U.S. tax attributes remaining at the end of September 30, 2008 continues to be offset by a full valuation allowance as the Company has determined that it is more likely than not that these attributes will not be utilized. The Company is an indirect, wholly owned subsidiary of Parent, and therefore, its results are included as part of Parent’s U.S. consolidated federal income tax return. Significant components of Parent’s net deferred tax assets/(liabilities) are summarized below (in millions):

	September 30, 2008	September 30, 2007
Deferred tax assets:
Allowances and reserves	$53	$58
Employee benefits and compensation	31	29
Other accruals	66	75
Depreciation and amortization	30	4
Tax attribute carryforwards	252	241
Other	6	17

Total deferred tax assets	438	424
Valuation allowance	(390)	(349)

Net deferred tax assets	48	75

Deferred tax liabilities:
Assets acquired in business combinations	(255)	(279)

Total deferred tax liabilities	(255)	(279)

Net deferred tax liabilities	$(207)	$(204)

At September 30, 2008, $159 million of the total valuation allowance of $390 million is related to deferred tax assets that were recorded in purchase accounting, which when released will be reversed through goodwill.

At September 30, 2008, Parent has U.S. federal tax net operating loss carryforwards of $203 million, which will begin to expire in fiscal year 2024 and tax net operating losses in certain U.S. state and foreign jurisdictions expiring in various periods. In addition, Parent has foreign tax credit carryforwards for U.S. tax purposes of $70 million, which will begin to expire in 2014.

Parent’s U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries of approximately $731 million at September 30, 2008. As such, no federal income taxes have been provided for these undistributed earnings. Should these earnings be distributed, foreign tax credits, subject to various limitations, would be available to reduce the additional federal income tax that would be payable. Availability of these credits is subject to limitations which make it impracticable to estimate the amount of the ultimate deferred tax liability, if any, on these accumulated foreign earnings.

On October 1, 2007, Parent adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 also prescribes guidance on measurement, classification, interest and penalties, accounting for interim periods, and disclosures. Upon adoption of FIN 48, Parent recorded a cumulative adjustment of $3 million, with a corresponding adjustment to the opening balance of accumulated deficit. As of the date of adoption, Parent had $1 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. Parent classifies interest and penalties related to uncertain tax positions as a component of income tax expense. As of the date of adoption and September 30, 2008, Parent had accrued no material interest or penalties.

At September 30, 2008, Parent’s reserve for uncertain tax positions was $1 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. There were no material changes to the reserve for uncertain tax positions during the current fiscal year. Parent does not expect the total reserve for uncertain tax positions to change significantly during the next fiscal year; however, events may occur that could cause Parent’s current expectations to change in the future.

Parent and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Internal Revenue Service has commenced a routine examination of Parent’s U.S. income tax returns for the fiscal years ended September 30, 2004 through September 30, 2006.

13. Pensions

Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material in the aggregate and have a combined projected benefit obligation of approximately $43 million as of September 30, 2008 and 2007. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Parent had an aggregate pension liability relating to these plans of approximately $28 million recorded in its balance sheets as of September 30, 2008 and 2007.

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

FAS 158 also eliminated the early measurement date option previously permitted under the related guidance. The Company implemented this change in the fiscal year ended September 30, 2008.

For each of the fiscal years ended September 30, 2008 and 2007, pension expense amounted to $3 million.

Certain employees also participate in pre-tax defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The

Company’s defined contribution plan expense amounted to approximately $5 million, $2 million and $3 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

14. Stock-Based Compensation Plans

LTIP and Individual Stock Option and Restricted Stock Agreements

In 2004, Parent’s Board of Directors approved a form of LTIP stock option agreement for grants of options to eligible individuals. Eligible individuals include any employee, director or consultant of Parent or any of its affiliates, or any other entity designated by Parent’s Board of Directors in which the Parent has an interest, who is selected by Parent’s compensation committee to receive an award. The board authorized the granting of options to purchase up to 1,355,066 shares of common stock pursuant to the LTIP program. Parent has granted options and may grant additional stock options under the LTIP stock option agreements to certain members of current or future management. The board of Parent also approved the sale of 5,676,300 restricted shares of Parent’s stock, the awarding of 2,629,091 restricted shares of the Parent’s stock, and the granting of options to purchase 3,701,850 shares of Parent’s common stock under stock option agreements with certain members of management. Individual option agreements and options granted under the LTIP program generally will have a 10-year term and the exercise price will equal at least 100% of the fair market value on the date of the grant. With respect to each option granted pursuant to individual option agreements or a LTIP stock option agreement, one-third of the shares covered by the options generally vest and become exercisable in four equal installments on the day prior to each of first through fourth anniversaries of the effective date of the LTIP stock option agreement, subject to the employee’s continued employment. Two-thirds of the shares covered by the option vested in fiscal 2006 and 2005 and became exercisable based on the occurrence of both a service condition and a performance condition. All of the performance-based requirements have been achieved for all of these grants, therefore, only the service condition remains as a vesting requirement.

2005 Omnibus Stock Plan

In May 2005, the board of Parent adopted the 2005 Omnibus Stock Plan, or 2005 Plan, which authorized the granting of stock based awards to purchase up to 3,416,133 shares of the Company’s common stock. The 2005 Plan was amended and restated as of February 23, 2007 and again as of February 26, 2008. The 2008 amendment increased the maximum number of shares available for awards under the plan to 19,916,133 shares. Under the 2005 Plan, the Board of Directors of Parent or the compensation committee will administer the plan and has the power to make awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to employees, directors and others as set forth in the 2005 Plan. The types of awards that may be granted include restricted and unrestricted stock, incentive and non-statutory stock options, stock appreciation rights, performance units and other stock based awards. Eligible employees include any employee who does not already have any other equity participation in Parent. Options granted generally have a 10-year term, the exercise price will equal at least 100% of the fair market value on the date of the grant and generally vest in four equal installments on the day prior to each of first through fourth anniversaries of the effective date of the stock option agreement, subject to the employee’s continued employment.

Stock Options

The following is a summary of Parent’s stock option awards for the fiscal year ended September 30, 2008:

	Number of options granted	Weighted-average exercise price
Shares options outstanding at September 30, 2007	4,814,950	$10.91
Granted in 2008	7,717,010	$6.01
Exercised in 2008	(141,064)	$2.93
Forfeited in 2008	(617,605)	$15.93

Shares options outstanding at September 30, 2008	11,773,291	$7.53
Share options exercisable at September 30, 2008	3,271,171	$8.72

The share options that were vested and exercisable as of September 30, 2008 have an aggregate intrinsic value of $7.0 million and a weighted-average remaining contractual term of 6.23 years.

Parent granted its employees stock option awards as follows:

	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2006
Share options granted	7,717,010	815,000	340,000
Weighted-average grant date fair value	$2.49	$7.13	$9.73

Assumptions

In calculating the compensation expense for options granted, we utilize a binomial lattice-based model for the valuation of stock option grants. For options granted prior to January 2005, the fair value of option grants was estimated using the Black-Scholes option-pricing model. Assumptions utilized in the model, which are evaluated and revised, as necessary, to reflect market conditions and experience, were as follows:

Weighted average assumptions used to calculate fair market value of stock options:	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2006
Dividend yield	0%	3.9%	2.2%
Expected volatility	45.0%	50.0%	50.0%
Risk-free interest rate	2.80%	4.59%	4.58%
Expected term	6.00 years	6.00 years	6.00 years

Because lattice-based option valuation models incorporate ranges of assumptions for inputs, the weighted average of those assumptions are disclosed in the preceding table. Expected volatilities are based on comparative company historical stock price volatility. In periods when sufficient historical data is available, we will calculate expected volatility based on Parent’s stock price. We use historical data to estimate option exercise and employee termination patterns within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding. The interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Option Exercises

During the fiscal year ended September 30, 2008 and 2007, employees exercised 141,064 and 458,956 stock options with a total intrinsic value of $0.7 million and $2.6 million, respectively. Total cash received from stock option exercises in 2008 and 2007 was $0.4 million and $2.2 million, respectively.

Restricted Stock

The following is a summary of Parent’s restricted stock awards for the fiscal year ended September 30, 2008:

	Number of restricted shares	Weighted-average grant date fair value
Unvested restricted shares at September 30, 2007	2,440,870	$5.18
Granted in 2008	4,546,312	$4.28
Vested in 2008	(2,032,633)	$3.38
Forfeited in 2008	(143,879)	$15.77

Unvested restricted shares at September 30, 2008	4,810,670	$4.77

The weighted-average grant date fair value of restricted shares awarded in the fiscal year ended September 30, 2008, 2007, and 2006 was $4.28, $18.08, and $24.71, respectively.

The total fair value of the restricted shares that vested in the fiscal years ended September 30, 2008, 2007, and 2006 was $6.9 million, $5.9 million and $7.4 million, respectively.

Compensation Expense

The Company recognized non-cash compensation expense related to Parent’s stock-based compensation plans of $11 million, $10 million and $16 million for the fiscal years ended September 30, 2008, 2007, and 2006, respectively. In addition, as of September 30, 2008 and 2007, the Company had $20.6 million and $12.1 million, respectively, of unrecognized compensation costs related to Parent’s unvested stock option and restricted stock awards. The weighted average period over which total compensation related to non-vested awards is expected to be recognized in 2.0 years.

15. Related Party Transactions

Arrangements with the Investor Group and its Affiliates

The Company entered into publicity, advertising and promotional arrangements with a certain television corporation that is owned by a member of the Investor Group. This arrangement resulted in $15 million of expenses during the fiscal year ended September 30, 2006 and resulted from a negotiation that, in management’s view, reflects market rates. The Company also entered into a consulting agreement with an affiliate of the Investor Group, which resulted in $1 million of expense during the fiscal year ended September 30, 2006.

Distribution Arrangements with Related Parties

In the normal course of business the Company enters into arrangements to distribute the products of third parties. In addition, the Company enters into joint ventures, and the Company distributes the products of certain companies that are its joint venture partners. During the fiscal year ended September 30, 2008, 2007 and 2006 the Company recorded revenues of $3 million, $5 million and $6 million, respectively, in the statement of operations related to these arrangements. Such distribution arrangements are negotiated on an arm’s-length basis and reflect market rates.

16. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under many operating leases. Net rent expense was approximately $35 million, $35 million, and $33 million for the fiscal years ended September 30, 2008, 2007, and 2006, respectively.

At September 30, 2008, future minimum payments under non-cancelable operating leases (net of sublease income) are as follows (in millions):

September 30, 2008
2009	$36
2010	28
2011	26
2012	25
2013	18
Thereafter	62

Total	$195

The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Acquisition.

Guaranteed Minimum Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $439 million and $424 million as of September 30, 2008 and 2007, respectively. Such commitments are payable principally over a ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers.

Other

Other off-balance sheet, firm commitments, which include letters of credit and minimum funding commitments to investees, amounted to approximately $29 million and $12 million at September 30, 2008 and 2007, respectively.

Litigation

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. The Company has provided documents and other information in response to these requests and intends to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including the Company. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. The Company intends to continue to defend against these lawsuits, including the appeal, vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Other Matters

In addition to the matter discussed above, the Company is involved in other litigation arising in the normal course of business. Management does not believe that any legal proceedings pending against the Company will have, individually, or in the aggregate, a material adverse effect on its business. However, the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, litigation can have an adverse impact on the Company, including its brand value, because of defense costs, diversion of management resources and other factors.

17. Derivative Financial Instruments

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

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage the floating to fixed-rate proportion of its debt portfolio. In particular, under its senior secured credit facility, the Company was required to maintain a fixed-to-floating debt ratio of at least 50% of its actual funded debt through April 2007. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Under interest rate swap agreements, the Company agrees to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments for a fixed term through May 2009. As of September 30, 2008, the Company had total notional amounts hedged under these agreements of $897 million.

The interest rate swap agreements have been designated as cash flow hedges of the associated variability in future interest payments. As such, the agreements have been recorded at fair value in the accompanying consolidated balance sheet and the related gains or losses on the agreements are deferred in shareholder’s equity (as a component of comprehensive income (loss)). These deferred gains and losses are recognized as an adjustment to interest expense in the period in which the related interest payments being hedged are made and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the amount of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts would be immediately recognized in income. The Company has not had any ineffective amounts related to interest rate swaps.

The Company recognized approximately $8 million of interest expense and $10 million of income on its interest rate swap agreements for the fiscal years ended September 30, 2008 and 2007, which have been classified as a component of interest expense in the accompanying statement of operations. For the fiscal year ended September 30, 2006, the Company recognized approximately $6 million of income on its interest rate swap agreements, which have been classified as a component of interest expense in the accompanying statement of operations. The Company has not recognized any material gains or losses relating to the ineffective portion of the agreements. At September 30, 2008 and 2007 the Company had deferred $11 million and $4 million of net losses, respectively, on its interest rate swap agreements in shareholder’s equity. The $11 million of net losses for 2008 is expected to be recognized in fiscal year 2009.

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

For royalty related hedges, the Company records foreign exchange contracts at fair value on its balance sheet and the related gains or losses on these contracts are deferred in shareholder’s equity (as a component of comprehensive income (loss)). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income, and have been immaterial. For hedges of financing transactions and other balance sheet items, hedge gains and losses are taken directly to the statement of operations since there is an equal and offsetting statement of operations entry related to the underlying exposure. Gains and losses on foreign exchange contracts generally are included as a component of other income (expense), net, in the Company’s consolidated statement of operations.

As of September 30, 2008, the Company had outstanding hedge contracts for the sale of $542 million and the purchase of $158 million of foreign currencies at fixed rates. Further, as of September 30, 2008, the Company did not have any deferred net gains or losses in comprehensive income (loss) related to foreign exchange hedging. As of September 30, 2007, the Company had outstanding hedge contracts for the sale of $472 million and the purchase of $173 million of foreign currencies at fixed rates. Further, as of September 30, 2007, the Company had approximately $3 million of deferred net losses in comprehensive income (loss) related to foreign exchange hedging.

18. Segment Information

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

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included elsewhere herein. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, therefore, do not themselves impact consolidated results.

	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(in millions)
2008
Revenues	$2,895	$623	$(27)	$3,491
OIBDA	416	162	(103)	475
Depreciation of property, plant and equipment	(28)	(4)	(14)	(46)
Amortization of intangible assets	(155)	(67)	—	(222)

Operating income (loss)	233	91	(117)	207
Total assets	2,571	1,629	175	4,375
Capital expenditures	27	2	3	32

2007
Revenues	$2,835	$570	$(22)	$3,383
OIBDA (a)	421	160	(107)	474
Depreciation of property, plant and equipment	(26)	(3)	(11)	(40)
Amortization of intangible assets	(146)	(59)	(1)	(206)

Operating income (loss) (a)	249	98	(119)	228
Total assets	2,573	1,679	244	4,496
Capital expenditures	25	2	2	29

2006
Revenues	$3,005	$538	$(27)	$3,516
OIBDA	480	144	(106)	518
Depreciation of property, plant and equipment	(27)	(3)	(12)	(42)
Amortization of intangible assets	(136)	(57)	—	(193)

Operating income (loss)	317	84	(118)	283
Total assets	2,664	1,621	176	4,461
Capital expenditures	23	2	5	30

(a)	The comparability of OIBDA and of operating income (loss) by business segment for fiscal 2007 has been affected by restructuring costs of $50 million. Of such amounts, $46 million related to Recorded Music, $2 million related to Music Publishing and $2 million related to Corporate expenses and eliminations.

Revenues and total assets relating to operations in different geographical areas are set forth below. (Note that Revenues are attributed to countries based on the location of the customer)

	2008		2007		2006
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue	Long-lived Assets
	(in millions)
United States	$1,605	$1,809	$1,671	$1,989	$1,703	$1,934
United Kingdom	411	350	346	382	431	254
All other territories	1,475	1,066	1,366	1,002	1,382	1,028

Total	$3,491	$3,225	$3,383	$3,373	$3,516	$3,216

19. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $149 million, $136 million, and $141 million during the fiscal years ended September 30, 2008, 2007, and 2006, respectively. The Company paid approximately $69 million, $59 million, and $66 million of foreign income and withholding taxes in the fiscal years ended September 30, 2008, 2007, and 2006, respectively. The Company received $17 million, $15 million, and $11 million of foreign income tax refunds in the fiscal years ended September 30, 2008, 2007, and 2006, respectively.

Non-cash Transactions

There were no significant non-cash activities for the fiscal years ended September 30, 2008, 2007 and 2006.

20. Subsequent Event

On October 22, 2008, the Company entered into an agreement to sell its remaining equity stake in Front Line to Ticketmaster for $123 million in cash. The transaction closed on October 29, 2008 and the Company will realize a gain during the first quarter of fiscal 2009.

WMG ACQUISITION CORP.

2008 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for WMG Acquisition Corp. (in millions).

	Three months ended
	September 30, 2008 (a)	June 30, 2008 (a)	March 31, 2008 (a)	December 31, 2007 (a)
Revenues	$854	$848	$800	$989
Costs and expenses
Cost of revenues	(433)	(441)	(413)	(545)
Selling, general and administrative expenses	(298)	(300)	(304)	(331)
Other income (b)	—	—	—	3
Amortization of intangible assets	(57)	(56)	(55)	(54)

Total costs and expenses	(788)	(797)	(772)	(927)

Operating income from continuing operations	66	51	28	62

Interest expense, net	(36)	(38)	(42)	(43)
Minority interest	(1)	(2)	—	(2)
Other (expense) income, net	(4)	(2)	(2)	—

Income (loss) from continuing operations before income taxes	25	9	(16)	17
Income tax expense	(13)	(13)	(13)	(10)

Income (loss) from continuing operations	12	(4)	(29)	7
Loss from discontinued operations	—	—	(3)	(18)

Net income (loss)	$12	$(4)	$(32)	$(11)

(a)	The Company’s business is seasonal. Therefore quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(b)	The fiscal year ended September 30, 2008 includes $3 million related to the settlement of a copyright infringement lawsuit with KaZaa.

WMG ACQUISITION CORP.

2007 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for WMG Acquisition Corp. (in millions).

	Three months ended
	September 30, 2007 (a)	June 30, 2007 (a)	March 31, 2007 (a)	December 31, 2006 (a)
Revenues	$867	$804	$784	$928
Costs and expenses
Cost of revenues	(447)	(429)	(427)	(508)
Selling, general and administrative expenses	(299)	(297)	(275)	(290)
Other income, net (c)	21	52	—	—
Restructuring costs (b)	(6)	(32)	(12)	—
Amortization of intangible assets	(53)	(52)	(51)	(50)

Total costs and expenses	(784)	(758)	(765)	(848)

Operating income from continuing operations	83	46	19	80

Interest expense, net	(42)	(41)	(42)	(42)
Minority interest	(3)	(2)	—	—
Other income (expense), net	4	(4)	—	—

Income (loss) before income taxes	42	(1)	(23)	38
Income tax expense	(22)	(11)	(1)	(15)

Income (loss) from continuing operations	20	(12)	(24)	23

Loss from discontinued operations	(12)	(1)	—	—

Net income (loss)	$8	$(13)	$(24)	$23

(a)	The Company’s business is seasonal. Therefore quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(b)	The three months ended September 30, 2007, June 30, 2007, and March 31, 2007 include certain restructuring costs mainly related to severance costs incurred with our realignment plan.
(c)	The fiscal year ended September 30, 2007 include $64 million related to the settlement of contingent claims held by us relating to Bertelsmann’s relationship with Napster in 2000 through 2001.

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

Consolidating Balance Sheet

September 30, 2008

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$171	$142	$—	$313
Accounts receivable, net	—	268	270	—	538
Due (to) from parent companies	(366)	538	(168)	(4)	—
Inventories	—	20	37		57
Royalty advances expected to be recouped after one year	—	102	72	—	174
Deferred tax asset	—	—	30	—	30
Other current assets	—	15	23	—	38

Total current assets	(366)	1,114	406	(4)	1,150
Royalty advances expected to be recouped after one year	—	125	87	—	212
Investments in and advances to (from) consolidated subsidiaries	2,389	804	—	(3,193)	—
Investments		60	95		155
Property, plant, and equipment, net	—	76	41	—	117
Goodwill	—	406	672	—	1,078
Intangible assets subject to amortization, net	—	853	643	—	1,496
Intangible assets not subject to amortization	—	90	10	—	100
Other assets	40	17	10	—	67

Total assets	$2,063	$3,545	$1,964	$(3,197)	$4,375

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$134	$85	$—	$219
Accrued royalties	—	749	440	—	1,189
Taxes and other withholdings	—	2	12	—	14
Current portion of long-term debt	17	—	—	—	17
Deferred income	—	20	97	—	117
Other current liabilities	33	112	167	—	312

Total current liabilities	50	1,017	801	—	1,868
Long-term debt	2,011				2,011
Deferred tax liabilities, net	—	68	169	—	237
Other non-current liabilities	11	130	74	1	216

Total liabilities	2,072	1,215	1,044	1	4,332
Shareholder’s equity	(9)	2,330	920	(3,198)	43

Total liabilities and shareholder’s equity	$2,063	$3,545	$1,964	$(3,197)	$4,375

Consolidating Balance Sheet

September 30, 2007

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets
Current assets:
Cash and equivalents	$—	$109	$150	$—	$259
Accounts receivable, net	—	289	266	—	555
Intercompany receivable	(191)	410	(304)	87	2
Inventories	—	22	36	—	58
Royalty advances expected to be recouped within one year	—	99	77	—	176
Deferred tax assets	—	—	40	—	40
Other current assets	—	14	19	—	33

Total current assets	(191)	943	284	87	1,123
Royalty advances expected to be recouped after one year	—	122	94	—	216
Investments in and advances to (from) consolidated subsidiaries	2,364	742	—	(3,106)	—
Investments	—	19	127	—	146
Property, plant and equipment, net	—	83	50	—	133
Goodwill	—	409	656	—	1,065
Intangible assets subject to amortization, net	—	974	658	—	1,632
Intangible assets not subject to amortization	—	100	—	—	100
Other assets	53	17	11	—	81

Total assets	$2,226	$3,409	$1,880	$(3,019)	$4,496

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$6	$127	$92	$—	$225
Accrued royalties	—	734	492	—	1,226
Taxes and other withholdings	—	9	22	—	31
Current portion of long-term debt	17	—	—	—	17
Deferred income	—	2	54	—	56
Other current liabilities	35	102	165	—	302

Total current liabilities	58	974	825	—	1,857
Long-term debt	2,046	—	—	—	2,046
Deferred tax liabilities, net	—	77	167	—	244
Other noncurrent liabilities	3	156	69	—	228

Total liabilities	2,107	1,207	1,061	—	4,375
Shareholder’s equity	119	2,202	819	(3,019)	121

Total liabilities and shareholder’s equity	$2,226	$3,409	$1,880	$(3,019)	$4,496

Consolidating Statement of Operations

For the Fiscal Year Ended September 30, 2008

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
Revenue	$—	$1,658	$2,040	$(207)	$3,491
Costs and expenses:
Cost of revenues	2	(1,022)	(1,019)	207	(1,832)
Selling, general and administrative expenses	—	(458)	(775)		(1,233)
Other income, net	—	2	1		3
Amortization of intangible assets	—	(137)	(85)	—	(222)

Total costs and expenses	2	(1,615)	(1,878)	207	(3,284)

Operating income from continuing operations	2	43	162	—	207

Interest expense, net	(134)	(18)	(7)	—	(159)
Equity gains from equity method investees	150	90		(237)	3
Minority interest expense	—	(2)	(3)	—	(5)
Other (expense) income, net	(12)	1	1	(1)	(11)

Income from continuing operations before income taxes	6	114	153	(238)	35

Income tax expense	(49)	(45)	(35)	80	(49)
(Loss) income from continuing operations	(43)	69	118	(158)	(14)
Loss from discontinued operations	—	(21)	—	—	(21)

Net (loss) income	$(43)	$48	$118	$(158)	$(35)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2007

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,792	$1,826	$(235)	$3,383
Costs and expenses:
Cost of revenues	—	(1,086)	(960)	235	(1,811)
Selling, general and administrative expenses	—	(471)	(690)	—	(1,161)
Other income, net	—	50	23	—	73
Amortization of intangible assets	—	(136)	(70)	—	(206)
Restructuring costs	—	(14)	(36)	—	(50)

Total costs and expenses	—	(1,657)	(1,733)	235	(3,155)

Operating income continuing operations	—	135	93	—	228
Interest expense, net	(140)	(11)	(16)	—	(167)
Equity gains from equity method investees	184	101	—	(285)	—
Minority interest expense	—	(3)	(2)	—	(5)
Other income (expense), net	1	1	(2)	—	—

Income from continuing operations before income taxes	45	223	73	(285)	56
Income tax expense	(49)	(56)	(30)	86	(49)

(Loss) income from continuing operations	(4)	167	43	(199)	7
Loss from discontinued operations	—	(13)	—	—	(13)

Net (loss) income	$(4)	$154	$43	$(199)	$(6)

Consolidating Statement of Operations

For The Year Ended September 30, 2006

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,937	$1,846	$(267)	$3,516
Costs and expenses:
Cost of revenues	—	(1,155)	(934)	267	(1,822)
Selling, general and administrative expenses	—	(445)	(787)	—	(1,232)
Other income, net	—	14	—	—	14
Amortization of intangible assets	—	(132)	(61)	—	(193)

Total costs and expenses	—	(1,718)	(1,782)	267	(3,233)

Operating income continuing operations	—	219	64	—	283
Interest expense, net	(139)	(17)	(9)	—	(165)
Equity gains from equity method investees	257	65	1	(323)	—
Other income (expense), net	4	(68)	68	—	4

Income before income taxes	122	199	124	(323)	122
Income tax expense	(47)	(32)	(31)	63	(47)

Income from continuing operations	75	167	93	(260)	75
Loss from discontinued operations	—	—	—	—	—

Net income	$75	$167	$93	$(260)	$75

Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 30, 2008

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	New WMG Consolidated
Cash flows from operating activities:
Net (loss) income	$(43)	$48	$118	$(158)	$(35)
Loss from discontinued operations	—	21	—	—	21

(Loss) income from continuing operations	(43)	69	118	(158)	(14)
Adjustments to reconcile net incme (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		168	100		268
Deferred taxes		(3)	—		(3)
Non-cash interest expense	13	12			25
Non-cash, stock-based compensation expense		10	1		11
Other non-cash items			—		—
Minority interest expense		2	3		5
Equity in the losses of equity method investees	—	(240)		237	(3)
Changes in operating assets and liabilities					—
Accounts receivable	—	23	5		28
Inventories		2	—		2
Royalty advances		(20)	14		(6)
Accounts payable and accrued liabilities	—	13	(30)	1	(16)
Other balance sheet changes	—	(2)	1	—	(1)

Net cash (used in) provided by operating activities	(30)	34	212	80	296

Cash flows from investing activities:
Other investments and acquisitions		(52)	(80)		(132)
Loan to third party		(3)			(3)
Acquisition of publishing rights		(4)	(21)		(25)
Proceeds from investments		15	10		25
Capital expenditures		(23)	(9)		(32)

Net cash used in investing activities	—	(67)	(100)	—	(167)

Cash flows from financing activities:
Debt repayments	(17)				(17)
Dividends paid	(68)		—		(68)
Change in intercompany	115	95	(120)	(80)	10

Net cash (used in) provided by financing activities	30	95	(120)	(80)	(75)

Effect of foreign currency exchange rate changes on cash			—		—

Net increase (decrease) in cash and equivalents	—	62	(8)	—	54
Cash and equivalents at beginning of period	—	109	150	—	259

Cash and equivalents at end of period	$—	$171	$142	$—	$313

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2007

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(4)	$154	$43	$(199)	$(6)
Loss from discontinued operations	—	13	—	—	13

(Loss) income from continuing operations	(4)	167	43	(199)	7
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	165	81	—	246
Deferred taxes	—	—	(2)	—	(2)
Non-cash interest expense	14	17	10	—	41
Equity in the gains (losses) of equity-method investees	(135)	(64)	—	199	—
Non-cash stock-based compensation expense	—	9	1	—	10
Other non-cash items	—	(4)	—	—	(4)
Minority interest expense	—	3	2	—	5
Changes in operating assets and liabilities:	—
Accounts receivable	—	31	42	—	73
Inventories	—	2	1	—	3
Royalty advances	—	1	17	—	18
Accounts payable and accrued liabilities	—	8	(99)	—	(91)
Other balance sheet changes	—	2	(9)	—	(7)

Net cash (used in) provided by operating activities	(125)	337	87	—	299

Cash flows from investing activities:
Loan to third party	—	—	(14)	—	(14)
Other investments and acquisitions	—	(35)	(202)	—	(237)
Proceeds from sale of buildings	—	—	7	—	7
Capital expenditures	—	(22)	(7)	—	(29)

Net cash used in investing activities	—	(57)	(216)	—	(273)

Cash flows from financing activities:
Debt repayments	(17)	—	—	—	(17)
Change in intercompany	232	(379)	148	—	1
Returns of capital and dividends paid	(90)	—	—	—	(90)

Net cash (used in) provided by financing activities	125	(379)	148	—	(106)

Effect of foreign currency exchange rate on cash	—	—	13	—	13

Net (decrease) increase in cash	—	(99)	32	—	(67)

Cash and equivalents at beginning of period	—	208	118	—	326

Cash and equivalents at end of period	$—	$109	$150	$—	$259

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2006

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net income	$75	$167	$93	$(260)	$75
Loss from discontinued operations	—	—	—	—	—

Income from continuing operations	75	167	93	(260)	75
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	163	72	—	235
Non-cash interest expense	13	22	—	—	35
Non-cash, stock-based compensation expense	—	11	5	—	16
Deferred taxes	—	—	(11)	—	(11)
Equity losses from consolidated subsidiaries	(210)	(50)	—	260	—
Equity losses from equity-method investees	—	—	(1)	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(4)	37	20	—	53
Inventories	—	1	(1)	—	—
Royalty advances	—	(58)	18	—	(40)
Accounts payable and accrued liabilities	1	(50)	(11)	—	(60)
Other balance sheet changes	—	7	1	—	8

Net cash (used in) provided by operating activities	(125)	250	185	—	310

Cash flows from investing activities:
Repayment of loan to third party	7	—	—	—	7
Investments and acquisitions	—	(77)	(28)	—	(105)
Capital expenditures	—	(21)	(9)	—	(30)

Net cash provided by (used in) investing activities	7	(98)	(37)	—	(128)

Cash flows from financing activities:
Debt repayments	(17)	—	—	—	(17)
Returns of capital and dividends paid	(96)	—	—	—	(96)
Change in intercompany	231	(33)	(194)	—	4

Net cash provided by (used in) financing activities	118	(33)	(194)	—	(109)

Effect of foreign currency exchange rate changes on cash	—	—	6	—	6

Net increase (decrease) in cash and equivalents	—	119	(40)	—	79
Cash and equivalents at beginning of period	—	89	158	—	247

Cash and equivalents at end of period	$—	$208	$118	$—	$326

WMG ACQUISITION CORP.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Year Ended September 30, 2008
Allowance for doubtful accounts	$20	$(3)	$4	$21
Reserves for sales returns and allowances	169	445	(480)	134
Allowance for deferred tax asset	349	53	(12)	390

Year Ended September 30, 2007
Allowance for doubtful accounts	$38	$(2)	$(16)	$20
Reserves for sales returns and allowances	165	489	(485)	169
Allowance for deferred tax asset	337	41	(29)	349

Year ended September 30, 2006
Allowance for doubtful accounts	$50	$11	$(23)	$38
Reserves for sales returns and allowances	168	491	(494)	165
Allowance for deferred tax asset	323	37	(23)	337

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the year and quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we signed a contract during the first quarter of fiscal 2009 with a third-party service provider to outsource a significant portion of our IT functions. We will begin transitioning work to the service provider in December 2008, and the transition will continue through the following 18 months. The outsourcing arrangements are expected to enhance the cost efficiency of these administrative functions. The outsourcing of these functions will have an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. We anticipate that internal controls over financial reporting could be further impacted in the future as these outsourced functions benefit from expected innovations and improvements from our service provider.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 77 of this report and Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is located on page 78 of this report.

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

The following table sets forth the aggregate fees paid to Ernst & Young for audit services rendered in connection with the consolidated financial statements, and reports for the fiscal year ended September 30, 2008 and fiscal year ended September 30, 2007 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Year Ended September 30, 2008	Year Ended September 30, 2007
Audit Fees	$8,757	$8,981
Audit-Related Fees	207	155
Tax Fees	66	58
All Other Fees	—	—

Total Fees	$9,030	$9,194

Audit Fees: Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, the review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation. These fees include out-of-pocket costs of approximately $0.125 million for both periods ended September 30, 2008 and 2007.

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

(a)(1) Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

The Financial Statements Schedule listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits

Exhibit No.	Description

2.1(1)	Purchase Agreement, dated as of November 24, 2003 as amended, between Time Warner Inc. and WMG Acquisition Corp.

2.2(9)	Settlement Agreement, dated as of July 13, 2005, between Time Warner Inc. and WMG Acquisition Corp.

3.1(5)	Amended and Restated Certificate of Incorporation of WMG Acquisition Corp.

3.2(5)	Amended and Restated By-laws of WMG Acquisition Corp.

4.1(3)	Indenture, dated as of April 8, 2004, among WMG Acquisition Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee

4.2(3)	First Supplemental Indenture, dated as of November 16, 2004, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, WEA Urban LLC and WEA Rock LLC

4.3(7)	Second Supplemental Indenture, dated as of May 17, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, NonZero (since renamed Cordless Recordings LLC) and The Biz LLC

4.4(10)	Third Supplemental Indenture, dated as of September 28, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and Lava Records LLC

4.5(11)	Fourth Supplemental Indenture, dated as of October 26, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and BB Investments LLC

4.6(12)	Fifth Supplemental Indenture, dated as of November 29, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and Perfect Game Recording Company LLC

4.7(14)	Sixth Supplemental Indenture, dated as of June 30, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

4.8(15)	Seventh Supplemental Indenture, dates as of September 29, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

Exhibit No.	Description
4.9(16)	Eighth Supplemental Indenture, dated as of November 29, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association as Trustee.

4.10(18)	Ninth Supplemental Indenture, dated as of August 3, 2007, to the Indenture dated April 8, 2004, as amended, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

4.11(20)	Tenth Supplemental Indenture, dated as of November 28, 2007 to the Indenture dated April 8, 2004, as amended among WMG Acquisition Corp., the additional subsidiary guarantors party there to and Wells Fargo Bank, Nation Association, as Trustee

4.12(21)	Eleventh Supplemental Indenture, dated as of February 5, 2008 to the Indenture dated April 8, 2004, as amended among WMG Acquisition Corp., the additional subsidiary guarantors party there to and Wells Fargo Bank, Nation Association, as Trustee

4.13(4)	Indenture, dated as of December 23, 2004, between WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee

4.14(9)	Guarantee of Warner Music Group Corp.

10.1(5)	Amended and Restated Credit Agreement, dated as of April 8, 2004, among WMG Acquisition Corp., the Overseas Borrowers from time to time party thereto, WMG Holdings Corp., each lender from time to time party thereto Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-arrangers and joint book managers, Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc., as co-syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent, and Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer.

10.2(5)	Amendment No. 1 to the Credit Agreement, dated as of September 30, 2004, among WMG Acquisition Corp., the Overseas Borrowers party thereto, WMG Holdings Corp., the lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers and various other parties

10.3(5)	Amendment No. 2 to the Credit Agreement, dated as of December 6, 2004, among WMG Acquisition Corp., the Overseas Borrowers party thereto, WMG Holdings Corp., the lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers and various other parties

10.4(6)	Amendment No. 3 to the Credit Agreement, dated as of April 29, 2005 among WMG Acquisition Corp., the Overseas Borrowers parties thereto, WMG Holdings Corp., the lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers and various other parties

10.5(5)	Security Agreement, dated as of February 27, 2004, from the Grantors named to therein to Bank of America, N.A.

10.6(5)	Subsidiary Guaranty, dated as of February 27, 2004, from the Guarantors named therein and the Additional Guarantors named therein in favor of the Secured Parties named in the Credit Agreement referred to therein

10.7(5)	Parent Guaranty, dated as of February 27, 2004, from WMG Holdings Corp. in favor of the Secured Parties named in the Credit Agreement referred to therein

10.8(5)	Company Guaranty, dated as of February 27, 2004, from WMG Acquisition Corp. in favor of the Secured Parties named in the Credit Agreement referred to therein

Exhibit No.	Description
10.9(5)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) by and from Warner Bros. Records, Inc. to Kay B. Housch in favor of Bank of America, N.A., dated as of February 29, 2004 (20, 24, 26 Music Square East)

10.10(5)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) by and from Warner Bros. Records, Inc. to Kay B. Housch in favor of Bank of America, N.A., dated as of February 29, 2004 (21 Music Square East)

10.11(5)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (California) by and from Warner Bros. Records, Inc. to MTC Financial Inc. in favor of Bank of America, N.A., dated as of February 29, 2004

10.12(5)	Trademark Security Agreement, dated as of February 29, 2004, made by the Grantors listed on the signature pages thereto in favor of the Bank of America, N.A.

10.13(5)	Copyright Security Agreement, dated as of February 29, 2004, made by the Grantors listed on the signature pages thereto in favor of the Bank of America, N.A.

10.14(5)	Stockholders Agreement, dated as of February 29, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp. and Certain Stockholders of Warner Music Group Corp. (formerly known as WMG Parent Corp.) and WMG Holdings Corp.

10.15(5)	Amendment No. 1 to Stockholder’s Agreement, dated as of July 30, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp., each Person executing this Agreement and listed as an Investor on the signature pages hereto, each Person executing this Agreement and listed as a Seller on the signature pages hereto, each Person executing this Agreement and listed as a Manager on the signature pages hereto and such other Persons, if any, that from time to time become party hereto as holders of Other Holder Shares solely in the capacity of permitted assignees with respect to certain registration rights hereunder

10.16(7)	Amended and Restated Stockholders Agreement dated as of May 10, 2005 between WMG Acquisition Corp., WMG Holdings Corp., Warner Music Group Corp. and certain stockholders of Warner Music Group Corp.

10.17(5)	Seller Administrative Services Agreement, dated as of February 29, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.18(5)	Amendment No. 1 to Seller Administrative Services Agreement, dated as of July 1, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.19(5)	Purchaser Administrative Services Agreement, dated as of February 29, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.20(5)	Management Agreement, dated as of February 29, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Partners Management, LLC

10.21(7)	Termination Agreement of the Management Agreement dated as of May 10, 2005, between WMG Acquisition Corp., WMG Holdings Corp., Warner Music Group Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Partners Management, LLC

10.22(5)	Warrant Agreement (MMT Warrants), February 29, 2004, WMG Parent Corp., WMG Holdings Corp. and Historic TW Inc.

10.23(5)	Warrant Agreement (Three-Year Warrants), February 29, 2004, WMG Parent Corp., WMG Holdings Corp. and Historic TW Inc.

10.24(8)	Warrant Repurchase Agreement, dated as of April 20, 2005, between Warner Music Group Corp. and Historic TW Inc.

Exhibit No.	Description
10.25(22)	Amended and Restated Employment Agreement, dated as of March 14, 2008, between WMG Acquisition Corp. and Edgar Bronfman, Jr.

10.26(23)	Amended and Restated Employment Agreement, dated as of March 14, 2008, between WMG Acquisition Corp. and Lyor Cohen

10.27(24)	Employment Agreement Amendment, dated as of May 14, 2008, between Warner/Chappell Music, Inc. and David H. Johnson

10.28(26)	Employment Agreement, dated as of November 14, 2008 between WMG Acquisition Corp. and Michael D. Fleisher.

10.29(25)	Letter Agreement, dated as of July 21, 2008, between Warner Music Inc. and Steven Macri.

10.30(27)	Letter Agreement, dated as of August 8, 2007, between Warner Music Inc. and Paul M. Robinson.

10.31(5)	Restricted Stock Award Agreement, dated as of March 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Edgar Bronfman, Jr.

10.32(22)	Stock Option Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Edgar Bronfman, Jr.

10.33(22)	Restricted Stock Award Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Edgar Bronfman, Jr.

10.34(5)	Restricted Stock Award Agreement, dated as of March 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Lyor Cohen

10.35(23)	Stock Option Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Lyor Cohen

10.36(23)	Restricted Stock Award Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Lyor Cohen

10.37(5)	Restricted Stock Award Agreement, dated as of January 28, 2005, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and David H. Johnson

10.38(5)	Restricted Stock Award Agreement, dated as of December 31, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Michael D. Fleisher

10.39(27)	Stock Option Agreement, dated as of November 15, 2008, between Warner Music Group Corp. and Michael D. Fleisher

10.40(27)	Restricted Stock Award Agreement, dated as of November 15, 2008, between Warner Music Group Corp. and Michael D. Fleisher

10.41(5)	Form of WMG Parent Corp. LTIP Stock Option Agreement

10.42(22)	Warner Music Group Corp. Amended and Restated 2005 Omnibus Award Plan

10.43(16)	Form of Restricted Stock Award Agreement

10.44(16)	Form of Director Restricted Stock Award Agreement

10.45(16)	Form of Option Agreement

10.46(16)	Form of Stock Appreciation Rights Agreement

10.47(5)	Office Lease, June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended

Exhibit No.	Description
10.48(5)	Lease, dated as of February 1, 1996, between 1290 Associates, L.L.C. and Warner Communications Inc.

10.49(5)	Consent to Assignment of Sublease, dated as of October 5, 2001, between 1290 Partners, L.P. and Warner Music Group

10.50(5)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc. regarding 75 Rockefeller Plaza

10.51*(5)	U.S. Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Distribution LLC

10.52*(5)	U.S. Manufacturing and Packaging Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Manufacturing Inc.

10.53*(5)	International Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between WEA International Inc. and Warner Music Manufacturing Europe GmbH Company

10.54*(5)	International Manufacturing and Packaging Agreement, dated as of October 24, 2003, between WEA International Inc. and Warner Music Manufacturing Europe GmbH Company

10.55*(17)	Amendment dated March 13, 2007 to U.S. Manufacturing and Packaging Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Manufacturing LLC, formerly known as Cinram Manufacturing Inc., and International Manufacturing and Packaging Agreement, dated as of October 24, 2003, between WEA International Inc. and Cinram GmbH

10.56*(17)	Amendment dated March 13, 2007 to U.S. Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Distribution LLC and International Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between WEA International Inc. and Cinram GmbH

10.57(13)	Assurance of Discontinuance dated November 22, 2005

21.1**	List of Subsidiaries

24.1**	Power of Attorney (see signature page)

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
**	Filed herewith.
***	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-121322).
(2)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 001-32502).
(3)	Incorporated by reference to WMG Acquisition Corp.’s Registration Statement on Form S-4 (File No. 333-121322)
(4)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-123249).
(5)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-121322).
(6)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-123249).
(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed May 19, 2005 (File No. 001-32502).
(8)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-123249).
(9)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-4 (File No. 333-126786-01).
(10)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 3, 2005 (File No. 001-32502).
(11)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 27, 2005 (File No. 001-32502).
(12)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the Fiscal year ended September 30, 2005 (File No. 001-32502).
(13)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed November 23, 2005 (File No. 001-32502).
(14)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2006 (File No. 001-32502).
(15)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 29, 2006 (File No. 001-32502).
(16)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the Fiscal year ended September 30, 2006 (File No. 001-32502)
(17)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-32502).
(18)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 001-32502).
(19)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on December 20, 2007 (File No. 001-32502).
(20)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the Fiscal year ended September 30, 2007 (File No. 001-32502).

(21)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2007 (File No. 001-32502).
(22)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 17, 2008 (File No. 001-32502).
(23)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 19, 2008 (File No. 001-32502).
(24)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 16, 2008 (File No. 001-32502).
(25)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 16, 2008 (File No. 001-32502).
(26)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 14, 2008 (File No. 001-32502).
(27)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 001-32502).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 25, 2008.

WMG ACQUISITION CORP.

By:	/S/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/S/ STEVEN MACRI
Name:	Steven Macri
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on November 25, 2008.

Signature	Title

/S/ EDGAR BRONFMAN, JR.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Edgar Bronfman, Jr.

/S/ STEVEN MACRI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Steven Macri

/S/ SHELBY W. BONNIE	Director
Shelby W. Bonnie

/S/ RICHARD BRESSLER	Director
Richard Bressler

/S/ JOHN P. CONNAUGHTON	Director
John P. Connaughton

/S/ PHYLLIS E. GRANN	Director
Phyllis E. Grann

Signature	Title

/s/ MICHELE J. HOOPER	Director
Michele J. Hooper

/s/ SCOTT L. JAECKEL	Director
Scott L. Jaeckel

/s/ SETH W. LAWRY	Director
Seth W. Lawry

/s/ THOMAS H. LEE	Director
Thomas H. Lee

/s/ IAN LORING	Director
Ian Loring

/s/ MARK NUNNELLY	Director
Mark Nunnelly

/s/ SCOTT M. SPERLING	Director
Scott M. Sperling