Form 10-Q
period 2009-03-31
WMG Acquisition Corp
filed 2009-05-07
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of May 5, 2009, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the Registrant’s common stock is indirectly owned by Warner Music Group Corp.

WMG ACQUISITION CORP.

ITEM 1.	FINANCIAL STATEMENTS

WMG Acquisition Corp.

Consolidated Balance Sheets

	March 31, 2009	September 30, 2008
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$560	$313
Accounts receivable, less allowances of $135 and $159 million	349	538
Inventories	51	57
Royalty advances expected to be recouped within one year	169	174
Deferred tax assets	30	30
Other current assets	44	38

Total current assets	1,203	1,150
Royalty advances expected to be recouped after one year	207	212
Investments	19	155
Property, plant and equipment, net	104	117
Goodwill	1,090	1,085
Intangible assets subject to amortization, net	1,375	1,539
Intangible assets not subject to amortization	100	100
Other assets	58	67

Total assets	$4,156	$4,425

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$186	$219
Accrued royalties	1,117	1,189
Taxes and other withholdings	2	14
Current portion of long-term debt	17	17
Deferred income	136	117
Other current liabilities	235	312

Total current liabilities	1,693	1,868
Long-term debt	1,963	2,011
Deferred tax liabilities	225	237
Other noncurrent liabilities	245	266

Total liabilities	4,126	4,382

Commitments and Contingencies (See Note 10)
Shareholder’s equity:
Common stock	—	—
Additional paid-in capital	216	211
Accumulated deficit	(212)	(178)
Accumulated other comprehensive income, net	26	10

Total shareholder’s equity	30	43

Total liabilities and shareholder’s equity	$4,156	$4,425

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in millions, except per share data)
Revenues	$668	$800	$1,546	$1,789
Costs and expenses:
Cost of revenues	(339)	(413)	(823)	(958)
Selling, general and administrative expenses (a)	(258)	(304)	(553)	(635)
Other income, net	—	—	—	3
Amortization of intangible assets	(56)	(55)	(114)	(109)

Total costs and expenses	(653)	(772)	(1,490)	(1,699)

Operating income from continuing operations	15	28	56	90
Interest expense, net	(35)	(42)	(74)	(85)
Minority interest income (expense)	—	—	7	(2)
Gain on sale of equity investment	—	—	36	—
Gain on foreign exchange transaction	—	—	9	—
Impairment of cost-method investments	(29)	—	(29)	—
Impairment of equity investment	—	—	(10)	—
Other expense, net	(3)	(2)	(3)	(2)

Loss (income) from continuing operations before income taxes	(52)	(16)	(8)	1
Income tax expense	(10)	(13)	(26)	(23)

Loss from continuing operations	(62)	(29)	(34)	(22)
Loss from discontinued operations, net of taxes	—	(3)	—	(21)

Net loss	$(62)	$(32)	$(34)	$(43)

(a) Includes depreciation expense of:	$(9)	$(13)	$(17)	$(26)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
	(in millions)
Cash flows from operating activities
Net loss	$(34)	$(43)
Loss from discontinued operations	—	21

Loss from continuing operations	(34)	(22)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131	135
Deferred taxes	(3)	(15)
Gain on sale of equity investment	(36)	—
Gain on foreign exchange transaction	(9)	—
Impairment of equity investment	10	—
Impairment of cost-method investments	29	—
Non-cash interest expense	11	14
Non-cash stock-based compensation expense	5	4
Minority interest (income) expense	(7)	2
Other non-cash items	(1)	(2)
Changes in operating assets and liabilities:
Accounts receivable	166	94
Inventories	2	—
Royalty advances	(18)	(38)
Accounts payable and accrued liabilities	(51)	(69)
Other balance sheet changes	(8)	(2)

Net cash provided by operating activities	187	101

Cash flows from investing activities
Repayments by (loans to) third parties	3	(3)
Investments and acquisitions of businesses	(14)	(117)
Acquisition of publishing rights	(6)	(17)
Proceeds from the sale of investments	124	5
Capital expenditures	(9)	(20)

Net cash provided by (used in) investing activities	98	(152)

Cash flows from financing activities
Debt repayments	(8)	(8)
Change in intercompany	—	(3)
Dividends paid to Holdings		(68)

Net cash used in financing activities	(8)	(79)
Effect of foreign currency exchange rate changes on cash	(30)	22

Net increase (decrease) in cash and equivalents	247	(108)
Cash and equivalents at beginning of period	313	259

Cash and equivalents at end of period	$560	$151

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statement of Shareholder’s Equity (Unaudited)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
Balance at September 30, 2008	$211	$(178)	$10	$43
Comprehensive loss:
Net loss	—	(34)	—	(34)
Foreign currency translation adjustment	—	—	12	12
Deferred gains on derivative financial instruments	—	—	4	4

Total comprehensive loss				(18)
Issuance of stock options and restricted shares of common stock	5	—	—	5

Balance at March 31, 2009	$216	$(212)	$26	$30

See accompanying notes.

WMG Acquisition Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)

1. Description of Business

WMG Acquisition Corp. (the “Company”) is a direct, wholly owned subsidiary of WMG Holdings Corp. (“Holdings”), which in turn, is a direct, wholly owned subsidiary of Warner Music Group Corp. (“Parent”). Parent, Holdings and the Company were formed by a private equity consortium of Investors (the “Investor Group”), on November 21, 2003 to facilitate the Acquisition. Acquisition Corp. is one of the world’s major music-based content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, Acquisition Corp. acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”). The original Investor Group included affiliates of Thomas H. Lee Partners (“THL”), affiliates of Bain Capital Investors, LLC (“Bain”), affiliates of Providence Equity Partners, Inc. (“Providence”) and Music Capital Partners, L.P. (“Music Capital”). Music Capital’s partnership agreement required that the Music Capital partnership dissolve and commence winding up by the second anniversary of Parent’s May 2005 initial public offering. As a result, on May 7, 2007, Music Capital made a pro rata distribution of all shares of common stock of Parent held by it to its partners. The shares held by Music Capital had been subject to a stockholders agreement among Music Capital, THL, Bain and Providence and certain other parties. As a result of the distribution, the shares distributed by Music Capital ceased to be subject to the voting and other provisions of the stockholders agreement and Music Capital was no longer part of the Investor Group subject to the stockholders agreement.

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

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded-rights deals where we acquire broader rights in an artist’s career, we provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. The Company’s new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services, social networking sites, Internet portals and music-centered destinations. The Company also works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams. As a music-based content company, the Company has assets that go beyond its recorded music and music publishing catalogs, such as its music video library, which it now has the opportunity to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll-out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

Our Music Publishing operations include Warner/Chappell, our global Music Publishing company headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and HBO. In 2007, we entered the production music library business with the acquisition of Non-Stop Music. Production music is a complementary alternative to licensing standards and contemporary hits for television, film and advertising producers.

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to March 31, 2009 and 2008 relate to the three and six month periods ended March 27, 2009 and March 28, 2008, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted the provisions of FAS 157 as of October 1, 2008. The impact of adopting SFAS No. 157 effective October 1, 2008 was not material to our financial statements. Refer to Note 15.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“, (“FAS 159”)—including an Amendment of SFAS 115, which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of FAS 159 as of October 1, 2008. Upon initial adoption, Statement 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The Company has elected not to apply the fair value option to the eligible items.

In December 2007, the FASB issued SFAS 141R, “Business Combinations“(“FAS 141R”). FAS 141R changes the accounting for business combinations in several areas including contingent consideration, acquisition-related costs, restructuring costs and deferred income taxes. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. FAS 141R is effective for fiscal years beginning after December 15, 2008 on a prospective basis. The Company will adopt FAS 141R beginning in the first quarter of fiscal year 2010. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 “(“FAS 160”). FAS No. 160 requires the recognition of a noncontrolling (minority) interest as a component of equity in the consolidated financial statements as opposed to as a liability or mezzanine equity. FAS 160 also changes the computation of net income of a consolidated group such that earnings attributed to the noncontrolling interest will no longer be deducted in determining net income. Instead, it must be separately presented on the face of the consolidated income statement. FASB requires that FAS 160 and FAS 141R to be adopted concurrently and thus, FAS 160 is also effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of this statement beginning the first quarter of fiscal year 2010. This standard will change the Company’s accounting treatment of business combinations with noncontrolling interests on a prospective basis, except for the presentation and disclosure requirements, which will be adopted on a retrospective basis.

3. Significant Acquisitions and Dispositions

Acquisition of Interest in Frank Sinatra Estate

The Company acquired a 50% interest in Frank Sinatra Enterprises, LLC (“FSE”) on November 19, 2007 for $50 million. FSE is a limited liability company established to administer licenses for use of Frank Sinatra’s name and likeness and manage all aspects of his music, film and stage content. The transaction was accounted for under the purchase method of accounting, based on the provisions of FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities“ and the results of operations of FSE have been included in the Company’s results of operations from the date of the acquisition. The purchase price has been allocated to the underlying net assets acquired in proportion to the estimated fair value, principally recorded music catalog of $66 million, trademarks of $20 million and goodwill of $14 million.

Discontinued Operations

During fiscal 2008, the Company shut down the operations of Bulldog Entertainment (“Bulldog”), an entertainment services company, which was recorded in our Recorded Music operations. As a result of this triggering event, the Company performed an impairment test and determined that an $18 million impairment charge was necessary to adjust the assets to fair market value, based on the discounted value of future cash flows. The Company shut down this operation in January 2008 and recorded an additional $3 million in shut down costs during the three months ended March 31, 2008. Bulldog’s results are reported as discontinued operations in the consolidated statement of operations.

4. Investments

The Company’s investments consist of the following (in millions):

	March 31, 2009	September 30, 2008
	(unaudited)	(audited)
Cost-method investments	$14	$43
Equity-method investments	5	112

	$19	$155

During the quarter ended March 31, 2009, the Company determined that its cost-method investments in digital venture capital companies were impaired largely due to the current economic environment and changing business conditions from the time of the initial investment. In accordance with FAS 157, the Company used Level 3 inputs to determine the fair value of these investments, which include management’s estimates of assumptions that market participants would use in pricing these assets. As a result, the Company recorded charges of $29 million, including $16 million to write-off its investment in imeem, inc. (“imeem”) and $11 million to write-down its investment in lala media, inc (“lala”) to its estimated fair value.

During the quarter ended December 31, 2008, the Company chose not to continue its participation in Equatrax, L.P. (formerly known as Royalty Services, L.P.) and Equatrax, LLC (formerly known as Royalty Services, LLC), which were formed in 2004 to develop an outsourced royalty platform. As a result, the Company wrote-off the remaining $10 million related to its investment in the joint venture.

On October 22, 2008, the Company entered into an agreement to sell its remaining equity stake in Front Line Management to Ticketmaster for $123 million in cash. The transaction closed on October 29, 2008 and the Company recorded a gain on the sale of its equity investment of $36 million for the six months ended March 31, 2008.

5. Inventories

Inventories consist of the following (in millions):

	March 31, 2009	September 30, 2008
	(unaudited)	(audited)
Compact discs and other music-related products	$50	$55
Published sheet music and song books	1	2

	$51	$57

6. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the six months ended March 31, 2009 (in millions):

	Recorded Music	Music Publishing	Total
Balance at September 30, 2008 (audited)	$494	$591	$1,085
Acquisitions	11	—	11
Dispositions	—	—	—
Other adjustments	(6)	—	(6)

Balance at March 31, 2009 (unaudited)	$499	$591	$1,090

The acquisition of goodwill primarily relates to purchase accounting adjustments recorded during the six months ended March 31, 2009 for a few small acquisitions. The other adjustments to goodwill represent foreign currency translation adjustments.

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	September 30, 2008	Acquisitions	Other (a)	March 31, 2009
	(audited)			(unaudited)
Intangible assets subject to amortization:
Recorded music catalog	$1,384	—	(16)	$1,368
Music publishing copyrights	948	5	(37)	916
Artist contracts	76	1	(3)	74
Trademarks	31	—	—	31
Other intangible assets	8	—	—	8

	2,447			2,397
Accumulated amortization	(908)			(1,022)

Total net intangible assets subject to amortization	1,539			1,375
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,639			$1,475

(a)	Other represents foreign currency translation adjustments.

7. Restructuring Costs

Acquisition-Related Restructuring Costs

In connection with the Acquisition that was effective as of March 1, 2004, the Company reviewed its operations and implemented several plans to restructure its operations. As part of these restructuring plans, the Company recorded a restructuring liability during 2004, which included costs to exit and consolidate certain activities of the Company, costs to exit certain leased facilities and operations such as international distribution operations, costs to terminate employees, and costs to terminate certain artist, songwriter, co-publisher and other contracts. The number of employees identified to be involuntarily terminated approximated 1,600. Such liabilities were recognized as part of the cost of the Acquisition. As of March 31, 2009, the Company had approximately $14 million of liabilities outstanding primarily related to long-term lease obligations for vacated facilities, which are expected to be settled by 2019 and $99 million of liabilities outstanding primarily related to revaluations of artist and other contracts.

8. Debt

The Company’s long-term debt consists of (in millions):

	March 31, 2009	September 30, 2008
	(unaudited)	(audited)
Senior secured credit facility:
Term loan (a)	$1,371	$1,379
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014 (b)	144	184

Total debt	1,980	2,028
Less current portion	(17)	(17)

Total long-term debt	$1,963	$2,011

(a)	Decrease in debt is a result of quarterly principal payments of our term loans under our senior secured credit facility.
(b)	Change represents the impact of foreign currency exchange rates on the carrying value of the Sterling-denominated notes.

9. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to stock-based awards of Parent for the three and six months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
Recorded Music	$2	$—	$3	$2
Music Publishing	—	—	—	—
Corporate expenses	1	1	2	2

Total	$3	$1	$5	$4

During the six months ended March 31, 2009, Parent awarded 554,700 shares of restricted stock and 1,870,000 stock options to its employees.

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

11. Derivative Financial Instruments

During the six months ended March 31, 2009, the Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. However, the Company entered into additional foreign exchange contracts to hedge its foreign currency royalty payments during the six months ended March 31, 2009. As of March 31, 2009, the Company had interest rate swap agreements to hedge a total notional debt amount of $897 million and other comprehensive income includes $4 million of deferred net gains related to hedging on its interest rate swaps and foreign currency forward exchange contracts.

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

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, therefore, do not themselves impact the consolidated results. Segment information consists of the following (in millions):

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
March 31, 2009
Revenues	$537	$135	$(4)	$668
OIBDA	46	54	(20)	80
Depreciation of property, plant and equipment	(5)	(1)	(3)	(9)
Amortization of intangible assets	(38)	(17)	(1)	(56)

Operating income (loss)	$3	$36	$(24)	$15

March 31, 2008
Revenues	$652	$155	$(7)	$800
OIBDA	70	54	(28)	96
Depreciation of property, plant and equipment	(10)	(1)	(2)	(13)
Amortization of intangible assets	(38)	(17)	—	(55)

Operating income (loss)	$22	$36	$(30)	$28

Six Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
March 31, 2009
Revenues	$1,286	$269	$(9)	$1,546
OIBDA	154	75	(42)	187
Depreciation of property, plant and equipment	(10)	(2)	(5)	(17)
Amortization of intangible assets	(81)	(32)	(1)	(114)

Operating income (loss)	$63	$41	$(48)	$56

March 31, 2008
Revenues	$1,502	$299	$(12)	$1,789
OIBDA	206	75	(56)	225
Depreciation of property, plant and equipment	(19)	(2)	(5)	(26)
Amortization of intangible assets	(76)	(33)	—	(109)

Operating income (loss)	$111	$40	$(61)	$90

13. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $66 million and $80 million during the six months ended March 31, 2009 and 2008, respectively. The Company paid approximately $26 million and $36 million of income and withholding taxes in the six months ended March 31, 2009 and 2008, respectively. The Company received $9 million and $3 million of income tax refunds in the six months ended March 31, 2009 and 2008, respectively.

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

The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of March 31, 2009. In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2009, which represent current assets ($2 million), other current liabilities ($12 million), and other long-term liabilities ($9 million). Derivatives not designated as hedging instruments of $8 million are included in other current liabilities. The gains and losses of these financial instruments were not significant to the statement of operations.

	Fair Value Measurements as of March 31, 2009
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Interest Rate Swaps (a)	—	$13	—	$13
Foreign Currency Forward Exchange Contracts (b)	—	6	—	6

Total	—	$19	—	$19

(a)	The fair value of the interest rate swaps is based on dealer quotes using relevant market interest rates.
(b)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

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

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Balance Sheet (unaudited)

March 31, 2009

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$360	$200	$—	$560
Accounts receivable, net	—	161	188	—	349
Due (to) from parent companies	(426)	416	(80)	90	—
Inventories	—	21	30	—	51
Royalty advances expected to be recouped within one year	—	106	63	—	169
Deferred tax assets	—	—	30	—	30
Other current assets	—	12	32	—	44

Total current assets	(426)	1,076	463	90	1,203
Royalty advances expected to be recouped after one year	—	129	78	—	207
Investments in and advances (from) to consolidated subsidiaries	2,460	829	—	(3,289)	—
Investments	—	16	3	—	19
Property, plant and equipment, net	—	69	35	—	104
Goodwill	—	414	676	—	1,090
Intangible assets subject to amortization, net	—	788	587	—	1,375
Intangible assets not subject to amortization	—	90	10	—	100
Other assets	33	17	8	—	58

Total assets	$2,067	$3,428	$1,860	$(3,199)	$4,156

Liabilities and Shareholder’s (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$106	$80	$—	$186
Accrued royalties	—	720	397	—	1,117
Taxes and other withholdings	—	1	1	—	2
Current portion of long-term debt	17	—	—	—	17
Deferred income	—	23	113	—	136
Other current liabilities	31	84	120	—	235

Total current liabilities	48	934	711	—	1,693
Long-term debt	1,963	—	—	—	1,963
Deferred tax liabilities, net	—	73	152	—	225
Other noncurrent liabilities	9	130	105	1	245

Total liabilities	2,020	1,137	968	1	4,126

Shareholder’s equity (deficit)	47	2,291	892	(3,200)	30

Total liabilities and shareholder’s equity (deficit)	$2,067	$3,428	$1,860	$(3,199)	$4,156

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

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statements of Operations (unaudited)

	Three Months Ended March 31, 2009
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$343	$376	$(51)	$668
Costs and expenses:
Cost of revenues	—	(203)	(186)	50	(339)
Selling, general and administrative expenses	—	(116)	(144)	2	(258)
Other income	—	—	—	—	—
Amortization of intangible assets	—	(35)	(21)	—	(56)

Total costs and expenses	—	(354)	(351)	52	(653)

Operating income	—	(11)	25	1	15
Interest expense, net	(29)	(5)	(1)	—	(35)
Minority interest income	—	—	—	—	—
Other (expense) income, net	(5)	21	(3)	(16)	(3)
Gain on sale of equity investment	—	—	—	—	—
Gain on foreign exchange transaction	—	—	—	—	—
Impairment of cost investments	—	(29)	—	—	(29)
Impairment of equity investment	—	—	—	—	—

(Loss) income from continuing operations before income taxes	(34)	(24)	21	(15)	(52)
Income tax expense	(10)	(10)	3	7	(10)

Net (loss) income from continuing operations	(44)	(34)	24	(8)	(62)
Loss from discontinuing operations	—	—	—	—	—

Net (loss) income	$(44)	$(34)	$24	$(8)	$(62)

	Three Months Ended March 31, 2008
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$433	$472	$(105)	$800
Costs and expenses:
Cost of revenues	—	(273)	(246)	106	(413)
Selling, general and administrative expenses	—	(131)	(174)	1	(304)
Amortization of intangible assets	—	(35)	(20)	—	(55)

Total costs and expenses	—	(439)	(440)	107	(772)

Operating income	—	(6)	32	2	28
Interest expense, net	(34)	(6)	(2)	—	(42)
Equity in income (loss) of equity method investees	17	28	—	(45)	—
Minority interest expense	—	1	(1)	—	—
Other (expense) income, net	—	3	(5)	—	(2)

(Loss) income from continuing operations before income taxes	(17)	20	24	(43)	(16)
Income tax expense	(13)	(13)	(9)	22	(13)

Net (loss) income from continuing operations	(30)	7	15	(21)	(29)
Loss from discontinuing operations	—	(3)	—	—	(3)

Net (loss) income	$(30)	$4	$15	$(21)	$(32)

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statements of Operations (unaudited)

	Six Months Ended March 31, 2009
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$670	$942	$(66)	$1,546
Costs and expenses:
Cost of revenues	—	(391)	(497)	65	(823)
Selling, general and administrative expenses	—	(217)	(336)	(0)	(553)
Other income	—	—	—	—	—
Amortization of intangible assets	—	(69)	(45)	—	(114)

Total costs and expenses	—	(677)	(878)	65	(1,490)

Operating income	—	(7)	64	(1)	56
Interest expense, net	(63)	(10)	(1)	—	(74)
Equity in the gains of equity method investees	59	114	—	(173)	—
Minority interest income	—	(1)	8	—	7
Gain on foreign exchange transaction	—	9	—	—	9
Gain on sale of equity investment	—	(3)	39	—	36
Impairment of cost investments	—	(29)	—	—	(29)
Impairment of equity investment	—	(10)	—	—	(10)
Other (expense) income, net	(1)	(1)	(1)	—	(3)

(Loss) income from continuing operations before income taxes	(5)	62	109	(174)	(8)
Income tax expense	(26)	(29)	(13)	42	(26)

Net (loss) income from continuing operations	(31)	33	96	(132)	(34)
Loss from discontinuing operations	—	—	—	—	—

Net (loss) income	$(31)	$33	$96	$(132)	$(34)

	Six Months Ended March 31, 2008
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$868	$1,043	$(122)	$1,789
Costs and expenses:
Cost of revenues	—	(528)	(553)	123	(958)
Selling, general and administrative expenses	—	(246)	(390)	1	(635)
Other income	—	3	—	—	3
Amortization of intangible assets	—	(70)	(39)	—	(109)

Total costs and expenses	—	(841)	(982)	124	(1,699)

Operating income	—	27	61	2	90
Interest expense, net	(69)	(10)	(6)	—	(85)
Equity in the gains of equity method investees	50	48	—	(97)	1
Minority interest expense	—	(1)	(1)	—	(2)
Gain on sale of equity investment	—	—	—	—	—
Gain on foreign exchange transaction	—	—	—	—	—
Impairment of equity investment	—	—	—	—	—
Other expense (income), net	(2)	2	(3)	—	(3)

(Loss) income from continuing operations before income taxes	(21)	66	51	(95)	1
Income tax expense	(23)	(22)	(16)	38	(23)

Net (loss) income from continuing operations	(44)	44	35	(57)	(22)
Loss from discontinuing operations	—	(21)	—	—	(21)

Net (loss) income	$(44)	$23	$35	$(57)	$(43)

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Cash Flows (unaudited)

For The Six Months Ended March 31, 2009

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(31)	$33	$96	$(132)	$(34)
Loss from discontinued operations	—	—	—	—	—

(Loss) income from continuing operations	(31)	33	96	(132)	(34)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	81	50	—	131
Deferred taxes	—	—	(3)	—	(3)
Gain on sale of equity investment	—	3	(39)	—	(36)
Gain on foreign exchange transaction	—	(9)	—	—	(9)
Impairment of equity investment	—	10	—	—	10
Impairment of cost-method investment	—	29	—	—	29
Non-cash interest expense	6	5	—	—	11
Non-cash, stock-based compensation expense		5	—	—	5
Minority interest income	—	1	(8)	—	(7)
Other non-cash items	(20)	(114)	1	132	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	105	61	—	166
Inventories	—	(1)	3	—	2
Royalty advances	—	(11)	(7)	—	(18)
Accounts payable and accrued liabilities	52	62	(165)	—	(51)
Other balance sheet changes	1	2	(11)	—	(8)

Net cash provided by operating activities	8	201	(22)	—	187

Cash flows from investing activities:
Repayment of loans by third parties	—	3	—	—	3
Investments and acquisitions of businesses	—	(8)	(6)	—	(14)
Acquisition of publishing rights	—	(3)	(3)	—	(6)
Proceeds from the sale of investments	—	3	121	—	124
Capital expenditures	—	(7)	(2)	—	(9)

Net cash provided by investing activities	—	(12)	110	—	98

Cash flows from financing activities:
Debt repayments	(8)	—	—	—	(8)
(Decrease) increase in intercompany	—	—	—	—	—
Dividends paid	—	—	—	—	—

Net cash used in financing activities	(8)	—	—	—	(8)

Effect of foreign currency exchange rate changes on cash	—	—	(30)	—	(30)

Net increase in cash and equivalents	—	189	58	—	247
Cash and equivalents at beginning of period	—	171	142	—	313

Cash and equivalents at end of period	$—	$360	$200	$—	$560

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Cash Flows (unaudited)

For The Six Months Ended March 31, 2008

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(44)	$23	$35	$(57)	$(43)
Loss from discontinued operations	—	21		—	21

(Loss) income from continued operations	(44)	44	35	(57)	(22)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	84	51	—	135
Deferred taxes	—	—	(15)	—	(15)
Gain on sale of equity investment	—	—	—	—	—
Gain on sale of foreign exchange transaction	—	—	—	—	—
Impairment of equity investment	—	—	—	—	—
Non-cash interest expense	7	7	—	—	14
Non-cash stock compensation expense	—	3	1	—	4
Equity (income) loss from consolidated subsidiary	(27)	(47)	1	72	2
Minority interest expense	—	1	1	—	2
Other non-cash items	—	(1)	—	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	—	58	36	—	94
Inventories	—	—	—	—	—
Royalty advances	—	(33)	(5)	—	(38)
Accounts payable and accrued liabilities	—	(45)	(24)	—	(69)
Other balance sheet changes	—	(1)	(1)	—	(2)

Net cash used in operating activities	(64)	70	80	15	101

Cash flows from investing activities:
Repayment of loans to third parties	—	(3)	—	—	(3)
Investments and acquisitions of businesses	—	(45)	(89)	—	(117)
Acquisition of publishing rights	—	—	—	—	(17)
Proceeds from the sale of investments	—	5	—	—	5
Capital expenditures	—	(16)	(4)	—	(20)

Net cash used in investing activities	—	(59)	(93)	—	(152)

Cash flows from financing activities:
Debt repayments	(8)	—	—	—	(8)
(Decrease) increase in intercompany	140	(73)	(55)	(15)	(3)
Dividends paid	(68)	—	—	—	(68)

Net cash provided (used in) by financing activities	64	(73)	(55)	(15)	(79)

Effect of foreign currency exchange rate changes on cash	—	—	22	—	22

Net decrease in cash and equivalents	—	(62)	(46)	—	(108)
Cash and equivalents at beginning of period	—	109	150	—	259

Cash and equivalents at end of period	$—	$47	$104	$—	$151

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

We maintain an Internet site at www.wmg.com. We use our website as a channel of distribution of material company information. Financial and other material information regarding Warner Music Group is routinely posted on and accessible at http://investors.wmg.com. In addition, you may automatically receive email alerts and other information about Warner Music Group by enrolling your email by visiting the “email alerts” section at http://investors.wmg.com. We make available on our website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the Securities and Exchange Commission (the “SEC”). Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this communication.

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

•	the continued decline in the global recorded music industry and the rate of overall decline in the recorded music industry;

•	current uncertainty in global economic conditions could adversely affect our prospects and our results of operations;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity, Internet peer-to-peer file-sharing and sideloading of unauthorized content;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•	the ability to develop a successful business model applicable to a digital environment;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the reliance on a limited number of online music stores and their ability to significantly influence the pricing structure for online music stores;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	the impact an impairment in the carrying value of goodwill or other intangible and long-lived assets could have on our operating results and shareholder’s equity;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

•

risks inherent in our acquiring or investing in other businesses including our ability to successfully manage new businesses that we may acquire as we diversify revenue streams within the music industry;

•	the fact that we have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful;

•	the fact that we are outsourcing certain back office functions, such as IT infrastructure and development, which will make us more dependent upon third parties;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	failure to attract and retain key personnel; and

•	the effects associated with the formation of Live Nation Entertainment.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2009 and 2008. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2009 and 2008, as well as a discussion of our financial condition and liquidity as of March 31, 2009. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant-currency by calculating prior-year results using current year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.

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

In the U.S., our Recorded Music operations are conducted principally through our major record labels - Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino is also transitioning into our primary licensing division focused on acquiring broader licensing rights from certain catalog artists. For example, we have an exclusive license with The Grateful Dead to manage the band’s intellectual property and have recently acquired a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Bad Boy, Cordless, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

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

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded-rights deals where we acquire broader rights in an artist’s career, we may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. The Company’s new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services, social networking sites, Internet portals and music-centered destinations. The Company also works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams. As a music-based content company, the Company has assets that go beyond its recorded music and music publishing catalogs, such as its music video library, which it now has the opportunity to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll-out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

Recorded Music revenues are derived from three main sources:

•

Physical and other: the rightsholder receives revenues with respect to sales of physical products such as CDs and DVDs. We are also diversifying our revenues beyond sales of physical products and receive other revenues from our participation in expanded rights associated with our artists and other artists, including sponsorship, fan club, websites, merchandising, touring, ticketing, and artist and brand management;

•	Digital: the rightsholder receives revenues with respect to online and mobile downloads, mobile ringtones and online and mobile streaming; and

•

Licensing: the rightsholder receives royalties or fees for the right to use the sound recording in combination with visual images such as in films or television programs, television commercials and videogames.

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

•	product costs—the costs to manufacture, package and distribute product to wholesale and retail distribution outlets as well as those principal costs related to expanded rights;

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

Our Music Publishing operations include Warner/Chappell, our global Music Publishing company headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and HBO. In 2007, we entered the production music library business with the acquisition of Non-Stop Music. Production music is a complementary alternative to licensing standards and contemporary hits for television, film and advertising producers.

Publishing revenues are derived from five main sources:

•	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including physical recordings (e.g., CDs and DVDs);

•

Performance: the licensor receives royalties if the composition is performed publicly through broadcast of music on television, radio, cable and satellite, live performance at a concert or other venue (e.g., arena concerts, nightclubs), online and wireless streaming and performance of music in staged theatrical productions;

•

Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames as well as from other uses such as in toys or novelty items and merchandise;

•	Digital: the licensor receives royalties or fees with respect to Internet and mobile downloads, mobile ringtones and online and mobile streaming; and

•	Other: the licensor receives royalties for other uses such as in sheet music.

The principal costs associated with our Music Publishing operations are as follows:

•

artist and repertoire costs—the costs associated with (i) signing and developing songwriters and (ii) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the exploitation of their copyrighted works; and

•	general and administrative costs— the costs associated with general overhead and other administrative costs.

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been in transition and the worldwide market has contracted considerably, which has adversely affected our operating results. The industry-wide decline can be attributed to digital piracy, the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and the distribution of music on mobile devices, significant revenue streams from these new formats are just beginning to emerge and have not yet reached a level where they offset the declines in CD sales. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our Music Publishing business generates a portion of its revenues from mechanical royalties received from the sale of music in physical recorded music formats such as the CD.

Current ongoing uncertainty in global economic conditions poses a risk to the overall economy, which has negatively affected demand for our products and other related matters. The current uncertainty in global economic conditions makes it particularly difficult to predict future product demand and other related matters and makes it more likely that our actual results could differ materially from our expectations. Even in the midst of the global economic slowdown, we remain committed to executing on our strategic initiatives and plan to continue our transformation to adapt to the changing music industry in order to maximize cash flow and profitability. Given this economic slowdown, we continue to be conservative and focus on increasing cash and liquidity. We will monitor current events closely and take advantage of our flexible cost structure to minimize any impact.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Revenue by Type
Physical and other	$309	$442	$(133)	-30%
Digital	166	155	11	7%
Licensing	62	55	7	13%

Total Recorded Music	537	652	(115)	-18%
Mechanical	41	57	(16)	-28%
Performance	59	61	(2)	-3%
Synchronization	25	24	1	4%
Digital	7	9	(2)	-22%
Other	3	4	(1)	-25%

Total Music Publishing	135	155	(20)	-13%
Intersegment elimination	(4)	(7)	3	-43%

Total Revenues	$668	$800	$(132)	-17%

Revenue by Geographical Location
U.S. Recorded Music	$268	$297	$(29)	-10%
U.S. Publishing	58	64	(6)	-9%

Total U.S.	326	361	(35)	-10%
International Recorded Music	269	355	(86)	-24%
International Publishing	77	91	(14)	-15%

Total International	346	446	(100)	-22%
Intersegment eliminations	(4)	(7)	3	-43%

Total Revenues	$668	$800	$(132)	-17%

Total Revenues

Total revenues decreased by $132 million, or 17%, to $668 million for the three months ended March 31, 2009 from $800 million for the three months ended March 31, 2008. Recorded Music and Music Publishing revenues represented 80% and 20% of total revenues for the three months ended March 31, 2009, respectively, compared to 81% and 19% for the three months ended March 31, 2008, respectively. U.S. and international revenues represented 49% and 51% of total revenues for the three months ended March 31, 2009, respectively, compared to 45% and 55% for the three months ended March 31, 2008, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased $72 million, or 10%, for the three months ended March 31, 2009.

Total digital revenues increased by $9 million, or 5%, to $173 million for the three months ended March 31, 2009 from $164 million for the three months ended March 31, 2008. Total digital revenues represented 26% and 21% of consolidated revenues for the three months ended March 31, 2009 and 2008, respectively. Total digital revenues for the three months ended March 31, 2009 were comprised of U.S. revenues of $113 million, or 65% of total digital revenues, and international revenues of $60 million, or 35% of total digital revenues. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenues increased by $17 million, or 11%, for the three months ended March 31, 2009.

Recorded Music revenues decreased by $115 million, or 18%, to $537 million for the three months ended March 31, 2009 from $652 million for the three months ended March 31, 2008. The decrease in physical and other revenues (which, as mentioned above in Overview, includes expanded-rights revenues) of $133 million was a result of a lighter release schedule versus the prior-year quarter as well as the as the ongoing transition in the recorded music industry characterized by a shift in consumption patterns from sales of physical products to new forms of digital music. Additionally, the weak global economy and retail environment continued to have an impact on our results. In addition, the decrease in sales of physical products and other revenues was also partially offset by an increase in digital revenues of $11 million. The increase in digital revenues was driven by global growth of downloads. Digital revenues were impacted by the timing of our release schedule, the timing and success of new product introductions and continued worldwide economic pressures. As digital revenues become a greater percentage of overall revenues, fluctuations in digital revenues between periods is becoming increasingly driven by the timing of releases. Licensing revenues increased $7 million versus the prior-year quarter. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $69 million, or 11%, for the three months ended March 31, 2009.

Music Publishing revenues decreased by $20 million, or 13%, to $135 million for the three months ended March 31, 2009 from $155 million for the three months ended March 31, 2008. The decrease was due primarily to declines in mechanical as a result of the continued decline in physical sales in the overall recorded music industry. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $7 million, or 5%, for the three months ended March 31, 2009.

Revenue by Geographical Location

U.S. revenues decreased by $35 million, or 10%, to $326 million for the three months ended March 31, 2009 from $361 million for the three months ended March 31, 2008 primarily due to decreases of $45 million in physical and other revenues. The overall decline in the U.S. Recorded Music business was the result of back-end weighted releases in the fiscal year as well as the ongoing transition in the Recorded Music industry characterized by a shift in consumption patterns from sales of physical products to new forms of digital music.

International revenues decreased by $100 million, or 22%, to $346 million for the three months ended March 31, 2009 from $446 million for the three months ended March 31, 2008 due in part to decreases of $88 million in physical and other revenues and $11 million in mechanical revenues. These decreases were driven by continued contracting demand for physical product by retailers. In addition, the prior-year quarter reflected a strong release schedule in Japan. Offsetting these decreases were $2 million from increased digital revenues and increased expanded-rights revenues as we continue to broaden our revenue mix into growing areas of the music business, including sponsorship, fan club, websites, merchandising, touring, ticketing and artist management. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues decreased $41 million, or 11%, for the three months ended March 31, 2009.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$214	$268	$(54)	-20%
Product costs	99	121	(22)	-18%
Licensing costs	26	24	2	8%

Total cost of revenues	$339	$413	$(74)	-18%

Our cost of revenues decreased by $74 million, or 18%, to $339 million for the three months ended March 31, 2009 from $413 million for the three months ended March 31, 2008. Expressed as a percentage of revenues, cost of revenues were 51% and 52% for each of the three months ended March 31, 2009 and 2008, respectively.

Artist and repertoire costs decreased as a percentage of current year revenues from 34% in the prior-year quarter to 32% in the current-year quarter driven primarily by the timing of artist and repertoire spending, offset in part by higher royalty expense related to artist profit-sharing arrangements.

Product costs remained flat as a percentage of revenues for the three months ended March 31, 2009 and 2008. The decrease in absolute dollar of product costs was driven primarily by a decrease in third party distribution revenue versus the prior-year quarter as well as the continued change in mix from physical to digital revenue.

Licensing costs increased $2 million, or 8%, to $26 million for the three months ended March 31, 2009 from $24 million for the three months ended March 31, 2008, and licensing costs represented 42% and 44% of licensing revenues for the three months ended March 31, 2009 and 2008, respectively.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$143	$151	$(8)	-5%
Selling and marketing expense	101	132	(31)	-23%
Distribution expense	14	21	(7)	-33%

Total selling, general and administrative expense	$258	$304	$(46)	-15%

(1)	Includes depreciation expense of $9 million and $13 million for the three months ended March 31, 2009, and 2008, respectively.

Total selling, general and administrative expense decreased by $46 million, or 15%, to $258 million for the three months ended March 31, 2009 from $304 million for the three months ended March 31, 2008. Expressed as a percentage of revenues, selling, general and administrative expenses increased from 38% for the three months ended March 31, 2008 to 39% for the three months ended March 31, 2009.

General and administrative expenses decreased by $8 million, or 5%, to $143 million for the three months ended March 31, 2009 from $151 million for the three months ended March 31, 2008. The decrease in general and administrative expense was primarily the result of our continued cost-management efforts, resulting in decreased IT, consulting and legal costs, as well as a decrease in depreciation expense. Partially offsetting the decrease was a $4 million charge to bad debt expense to reserve for a receivable from imeem, a digital venture investee for which we wrote off our cost-method investment as of March 31, 2009.

Selling and marketing expense decreased by $31 million, or 23%, to $101 million for the three months ended March 31, 2009 from $132 million for the three months ended March 31, 2008. This decrease was primarily the result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense decreased to 15% for the three months ended March 31, 2009 from 17% for the three months ended March 31, 2008.

Distribution expense decreased by $7 million, or 33%, to $14 million for the three months ended March 31, 2009 from $21 million for the three months ended March 31, 2008. This decrease was primarily the result of decreased sales of physical product.

Reconciliation of Consolidated Historical OIBDA to Operating Income from continuing operations and Net Income (Loss)

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net income (loss) for purposes of the discussion that follows (in millions):

	For the Three Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
OIBDA	$80	$96	$(16)	-17%
Depreciation expense	(9)	(13)	4	-31%
Amortization expense	(56)	(55)	(1)	2%

Operating income from continuing operations	15	28	(13)	-46%
Interest expense, net	(35)	(42)	7	-17%
Impairment of cost-method investments	(29)	—	(29)	—
Other expense, net	(3)	(2)	(1)	50%

Loss from continuing operations before income taxes	(52)	(16)	(36)	—
Income tax expense	(10)	(13)	3	-23%

Loss from continuing operations	(62)	(29)	(33)	—
Loss from discontinued operations, net of taxes	—	(3)	3	—

Net loss	$(62)	$(32)	$(30)	94%

OIBDA

Our OIBDA decreased by $16 million to $80 million for the three months ended March 31, 2009 as compared to $96 million for the three months ended March 31, 2008. Expressed as a percentage of revenues, total OIBDA margin remained unchanged at 12% for the three months ended March 31, 2009 and 2008. The decline in OIBDA reflects a decline in sales. The decrease in OIBDA includes a $4 million charge to bad debt expense to reserve for a receivable from imeem, a digital venture investee in which we wrote off our cost-method investment as of March 31, 2009. Our flat OIBDA margin is the result of effective cost management efforts and revenue mix.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $4 million, or 31%, to $9 million for three months ended March 31, 2009. The decrease primarily related the effects of lower capital spending as well as lower expenses related to projects that have been fully depreciated.

Amortization expense

Amortization expense increased by $1 million, or 2%, to $56 million for the three months ended March 31, 2009. The increase was due to amortization expense on newly acquired intangible assets.

Operating income from continuing operations

Our operating income decreased $13 million, or 46%, to $15 million for the three months ended March 31, 2009 as compared to $28 million for the prior-year quarter. The decrease in operating income was due to the decline in OIBDA noted above, partially offset by decreased depreciation expense noted above.

Interest expense, net

Our interest expense, net, decreased $7 million, or 17%, to $35 million for the three months ended March 31, 2009 as compared to $42 million for the three months ended March 31, 2008. This was the result of decreases in the interest rates on our floating rate debt obligations.

See “—Financial Condition and Liquidity” for more information.

Impairment of cost-method investments

During the quarter ended March 31, 2009, we determined that our cost-method investments in digital venture capital companies, including imeem and lala, were impaired largely due to the current economic environment and changing business conditions from the time of the initial investment. As a result, we recorded charges of $29 million, including $16 million to write-off our investment in imeem and $11 million to write-down our investment in lala.

Other expense, net

Other expense, net for the three months ended March 31, 2009 included net hedging losses on foreign exchange contracts, which represented currency exchange movements associated with inter-company receivables and payables that are short term in nature. These losses were offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax expense

We provided income tax expense of $10 million and $13 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in the income tax expense primarily relates to a decrease in income earned by our foreign affiliates compared to the prior-year quarter.

During the quarter ended March 31, 2009, we settled our federal income tax audit with the Internal Revenue Service (“IRS”) for the fiscal years ended September 30, 2004 through September 30, 2006. The IRS commenced its audit of the fiscal years ended September 30, 2007. Various tax years are currently under examination by state and local and foreign tax authorities. With respect to open examinations, we do not expect the total reserve for uncertain tax positions to change significantly in the next twelve months.

Loss from continuing operations

Our loss from continuing operations increased by $33 million, to $62 million for the three months ended March 31, 2009 as compared to $29 million for the three months ended March 31, 2008. The increase was primarily the result of impairment of cost-method investments and a decrease in OIBDA as discussed above, partially offset by decreases in interest expense and income tax expense.

Loss from discontinued operations, net of taxes

Our loss from discontinued operations for the three months ended March 31, 2008 represented the costs associated with shutting down the operations of Bulldog.

Business Segment Results

Revenues, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Recorded Music
Revenues	$537	$652	$(115)	-18%
OIBDA	46	70	(24)	-34%
Operating income from continuing operations	$3	$22	$(19)	-86%

Music Publishing
Revenues	$135	$155	$(20)	-13%
OIBDA	54	54	—	—
Operating income from continuing operations	$36	$36	$—	—

Corporate expenses and eliminations
Revenues	$(4)	$(7)	$3	-43%
OIBDA	(20)	(28)	8	-29%
Operating loss from continuing operations	$(24)	$(30)	$6	-20%

Total
Revenues	$668	$800	$(132)	-17%
OIBDA	80	96	(16)	-17%
Operating income from continuing operations	$15	$28	$(13)	-46%

Recorded Music

Revenues

Recorded Music revenues decreased by $115 million, or 18%, to $537 million for the three months ended March 31, 2009 from $652 million for the three months ended March 31, 2008. Recorded Music revenues represented 80% and 82% of consolidated revenues for the three months ended March 31, 2009 and 2008, respectively. International Recorded Music revenues were $269 million and $355 million, or 50% and 54% of consolidated Recorded Music revenues for the three months ended March 31, 2009 and 2008, respectively.

The decrease in Recorded Music revenues was primarily a result of a decline in physical and other revenues of $133 million related to a light release schedule versus the prior-year quarter as well as a continued contracting global demand for physical product and the weak economic and retail environment. In addition, the decrease in sales of physical products was partially offset by an increase in digital sales of $11 million, resulting from global growth of downloads.

OIBDA and Operating Income from continuing operations

Recorded Music OIBDA was $46 million for the three months ended March 31, 2009 as compared to $70 million for the three months ended March 31, 2008. Recorded Music operating income from continuing operations included the following (in millions):

	For the Three Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
OIBDA	$46	$70	$(24)	-34%
Depreciation and amortization	(43)	(48)	5	-10%

Operating income from continuing operations	$3	$22	$(19)	-86%

Recorded Music OIBDA decreased by $24 million, or 34%, to $46 million for the three months ended March 31, 2009 compared to $70 million for the three months ended March 31, 2008. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 9% and 11% for the three months ended March 31, 2009 and 2008, respectively. Our OIBDA margin decrease largely reflects negative operating leverage from lower sales on a similar fixed-cost base. The decrease in OIBDA includes a $4 million charge to bad debt expense to reserve for a receivable from imeem, a digital venture investee in which we wrote off our cost-method investment as of March 31, 2009.

Recorded Music operating income from continuing operations decreased by $19 million due to the decreases in Recorded Music OIBDA described above.

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$153	$189	$(36)	-19%
Product costs	99	121	(22)	-18%
Licensing costs	25	24	1	4%

Total cost of revenues	$277	$334	$(57)	-17%

Cost of revenues

Recorded Music cost of revenues decreased $57 million, or 17%, for the three months ended March 31, 2009 and increased 1% as a percentage of sales compared with the three months ended March 31, 2008. The decrease was comprised primarily of decreases in product costs of $22 million and artist and repertoire costs of $36 million. The decrease in product costs was driven primarily by a decrease in third-party distribution revenue versus the prior-year quarter. Artist and repertoire costs remained flat as a percentage of revenue.

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$107	$116	$(9)	-8%
Selling and marketing expense	99	127	(28)	-22%
Distribution expense	13	15	(2)	-13%

Total selling, general and administrative expense	$219	$258	$(39)	-15%

(1)	Includes depreciation expense of $5 million and $10 million for the three months ended March 31, 2009 and 2008, respectively.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense decreased $39 million, or 15%, for the three months ended March 31, 2009. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expenses were 41% and 40% for the three months ended March 31, 2009 and 2008, respectively.

Music Publishing

Revenues

Music Publishing revenues decreased by $20 million, or 13%, to $135 million for the three months ended March 31, 2009 compared to $155 million for the three months ended March 31, 2008. Music Publishing revenues represented 20% and 19% of consolidated revenues, for the three months ended March 31, 2009 and 2008, respectively. International Music Publishing revenues were $77 million and $91 million, or 57% and 59% of consolidated Music Publishing revenues for the three months ended March 31, 2009 and 2008, respectively.

The decrease in Music Publishing revenues was primarily attributable to decreased mechanical revenues as a result of continued decline in physical sales in the overall recorded music industry. Digital sales represented 5% and 6% of Music Publishing revenues for the three months ended March 31, 2009 and 2008, respectively.

OIBDA and Operating Income

Music Publishing operating income from continuing operations remained flat at $36 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Music Publishing operating income from continuing operations, includes the following (in millions):

	For the Three Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
OIBDA	$54	$54	$—	—
Depreciation and amortization	(18)	(18)	—	—

Operating income from continuing operations	$36	$36	$—	—

Music Publishing OIBDA remained flat at $54 million for the three months ended March 31, 2009 and 2008, respectively. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 40% and 35% for the three months ended March 31, 2009 and 2008, respectively.

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$65	$86	$(21)	-24%

Total cost of revenues	$65	$86	$(21)	-24%

Cost of revenues

Music Publishing cost of revenues decreased by $21 million for the three months ended March 31, 2009. Expressed as a percentage of Music Publishing revenues, cost of revenues were 48% and 55% for the three months ended March 31, 2009 and 2008, respectively. The decrease was due in part to a change in revenue mix as different royalty rates apply to different revenue streams as well as our continued focus to efficiently direct current and future spending on publishing deals that maximize profitability.

Music Publishing selling, general and administrative expenses are comprised of the following amounts (in millions):

	For the Three Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$17	$16	$1	6%

Total selling, general and administrative expense	$17	$16	$1	6%

(1)	Includes depreciation expense of $1 million for the three months ended March 31, 2009 and 2008, respectively.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense increased by $1 million for the three months ended March 31, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense increased 3% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased by $8 million to $20 million for the three months ended March 31, 2009, compared to $28 million for the three months ended March 31, 2008. The decrease was primarily driven by a decrease in selling, general and administrative expense Was primarily the result of our continued cost management efforts, resulting in decreased IT, consulting and legal costs.

Six Months Ended March 31, 2009 Compared with Six Months Ended March 31, 2008

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Revenue by Type
Physical and Other	$846	$1,107	$(261)	-24%
Digital	322	287	35	12%
Licensing	118	108	10	9%

Total Recorded Music	1,286	1,502	(216)	-14%
Mechanical	87	117	(30)	-26%
Performance	108	111	(3)	-3%
Synchronization	47	45	2	4%
Digital	22	19	3	16%
Other	5	7	(2)	-29%

Total Music Publishing	269	299	(30)	-10%
Intersegment elimination	(9)	(12)	3	-25%

Total Revenues	$1,546	$1,789	$(243)	-14%

Revenue by Geographical Location
U.S. Recorded Music	$583	$697	$(114)	-16%
U.S. Publishing	106	111	(5)	-5%

Total U.S.	689	808	(119)	-15%
International Recorded Music	703	805	(102)	-13%
International Publishing	163	188	(25)	-13%

Total International	866	993	(127)	-13%
Intersegment eliminations	(9)	(12)	3	-25%

Total Revenues	$1,546	$1,789	$(243)	-14%

Total Revenues

Total revenues decreased by $243 million, or 14%, to $1,546 million for the six months ended March 31, 2009 from $1,789 million for the six months ended March 31, 2008. Recorded Music and Music Publishing revenues represented 83% and 17% of total revenues for the six months ended March 31, 2009, respectively, compared to 84% and 16% for the six months ended March 31, 2008, respectively. U.S. and international revenues represented 45% and 55% of total revenues for the six months ended March 31, 2009, respectively, compared to 45% and 55% for the six months ended March 31, 2008, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased $135 million, or 8%, for the six months ended March 31, 2009.

Total digital revenues increased by $38 million, or 12%, to $344 million for the six months ended March 31, 2009 from $306 million for the six months ended March 31, 2008. Total digital revenues represented 22% and 17% of consolidated revenues for the six months ended March 31, 2009 and 2008, respectively. Total digital revenues for the six months ended March 31, 2009 were comprised of U.S. revenues of $225 million, or 65% of total digital revenues, and international revenues of $119 million, or 35% of total digital revenues. Total digital revenues for the six months ended March 31, 2008 were comprised of U.S. revenues of $201 million, or 66% of total digital revenues, and international revenues of $105 million, or 34% of total digital revenues. Excluding the unfavorable impact of foreign currency exchange rates, total digital sales increased by $51 million, or 17%, for the six months ended March 31, 2009.

Recorded Music revenues decreased by $216 million, or 14%, to $1,286 million for the six months ended March 31, 2009 from $1,502 million for the six months ended March 31, 2008. The net decrease in physical and other revenues of $261 million was a result of a back-end weighted release schedule in the current year as well as the ongoing transition in the recorded music industry characterized by a shift in consumption patterns from sales of physical products to new forms of digital music. Additionally, the weak global economy and retail environment continued to have an impact on our results. In addition to being mitigated by increased expanded-rights revenues, the decrease in sales of physical products and other revenues was also partially offset by an increase in digital revenues of $35 million. The increase in digital revenues was driven by global growth of downloads. Digital revenues were impacted by the timing of our release schedule, the timing and success of new product introductions and continued worldwide economic pressures. As digital revenues become a greater percentage of overall revenues, fluctuations in digital revenues between periods is becoming increasingly driven by the timing of releases. Licensing revenues increased $10 million versus the prior-year quarter. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $132 million, or 9%, for the six months ended March 31, 2009.

Music Publishing revenues decreased by $30 million, or 10%, to $269 million for the six months ended March 31, 2009 from $299 million for the six months ended March 31, 2008. The decrease was due primarily to a decrease in mechanical revenues as a result of the continued decline in physical sales in the overall recorded music industry, partially offset by the increases in digital and synchronization revenues. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $6 million, or 2%, for the six months ended March 31, 2009.

Revenue by Geographical Location

U.S. revenues decreased by $119 million, or 15%, to $689 million for the six months ended March 31, 2009 from $808 million for the six months ended March 31, 2008 primarily due to a decrease of $136 million in sales of physical products. Licensing revenues increased $2 million along with growth in U.S. digital revenues of $24 million, which was driven by growth of downloads. The overall decline in the U.S. Recorded Music business was a result of a back-end weighted release schedule in the fiscal year, as well as the ongoing transition in the Recorded Music industry characterized by a shift in consumption patterns from sales of physical products to new forms of digital music. In addition, U.S. sales in the prior-year period included stronger releases as compared to the current-year period, most notably Josh Groban’s “Noel” which sold approximately five million units in the prior-year period.

International revenues decreased by $127 million, or 13%, to $866 million for the six months ended March 31, 2009 from $993 million for the six months ended March 31, 2008 due in part to decreases of $125 million in physical and other revenues and $21 million in mechanical revenues. These decreases were driven by continued contracting demand for physical product by retailers. In addition, the six months ended March 31, 2008 reflected a strong release schedule in Japan. Offsetting these decreases were $15 million from increased digital revenues and increased licensing revenues of $8 million versus the prior-year period. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues decreased by $19 million, or 2%, for the six months ended March 31, 2009.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Six months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$527	$612	$(85)	-14%
Product costs	254	303	(49)	-16%
Licensing costs	42	43	(1)	-2%

Total cost of revenues	$823	$958	$(135)	-14%

Our cost of revenues decreased by $135 million, or 14%, to $823 million for the six months ended March 31, 2009 from $958 million for the six months ended March 31, 2008. Expressed as a percentage of revenues, cost of revenues was 53% for the six months ended March 31, 2009 and 54% for the six months ended March 31, 2008.

Artist and repertoire costs decreased by $85 million, or 14%, to $527 million for the six months ended March 31, 2009 from $612 million for the six months ended March 31, 2008. The decrease is primarily driven by the overall decrease in revenues as described above. Artist and repertoire costs as a percentage of revenues is relatively flat versus the prior-year period.

Product costs decreased as a percentage of revenues from 17% for the six months ended March 31, 2008 to 16% for the six months ended March 31, 2009. The decrease in product costs was due primarily to change in mix from sale of physical products to digital music offset by increased touring and merchandising costs associated with expanded-rights initiatives.

Licensing costs decreased $1 million, or 2%, to $42 million for the six months ended March 31, 2009 from $43 million for the six months ended March 31, 2008, and licensing costs represented 36% and 40% of licensing revenues for the six months ended March 31, 2009 and 2008, respectively.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$283	$303	$(20)	-7%
Selling and marketing expense	238	293	(55)	-19%
Distribution expense	32	39	(7)	-18%

Total selling, general and administrative expense	$553	$635	$(82)	-13%

(1)	Includes depreciation expense of $17 million and $26 million for the six months ended March 31, 2009, and 2008, respectively.

Total selling, general and administrative expense decreased by $82 million, or 13%, to $553 million for the six months ended March 31, 2009 from $635 million for the six months ended March 31, 2008. Expressed as a percentage of revenues, selling, general and administrative expenses increased by 1% to 36% for the six months ended March 31, 2009 from 35% for the six months ended March 31. 2008.

General and administrative expenses decreased by $20 million, or 7%, to $283 million for the six months ended March 31, 2009 from $303 million for the six months ended March 31, 2008. The decrease in general and administrative expense was the result of our continued focus on cost-management efforts.

Selling and marketing expense decreased by $55 million, or 19%, to $238 million for the six months ended March 31, 2009 from $293 million for the six months ended March 31, 2008. This decrease was primarily the result of our effort to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense decreased to 15% for the six months ended March 31, 2009 from 16% for the six months ended March 31, 2008.

Distribution expense remained flat at 2% of revenues.

Other income

Other income of $3 million for the six months ended March 31, 2008 related to a contingent payment related to settlement of copyright litigation against the operators of the KaZaA peer-to-peer network.

Reconciliation of Consolidated Historical OIBDA to Operating Income from continuing operations and Net Income (Loss)

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss for purposes of the discussion that follows (in millions):

	For the Six Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
OIBDA	$187	$225	$(38)	-17%
Depreciation expense	(17)	(26)	9	-35%
Amortization expense	(114)	(109)	(5)	5%

Operating income from continuing operations	56	90	(34)	-38%
Interest expense, net	(74)	(85)	11	-13%
Minority interest income (expense)	7	(2)	9	—
Gain on sale of equity investment	36	—	36	—
Gain on foreign exchange transaction	9	—	9	—
Impairment of cost-method investments	(29)	—	(29)	—
Impairment of equity investment	(10)	—	(10)	—
Other expense, net	(3)	(2)	(1)	-50%

Loss (income) from continuing operations before income taxes	(8)	1	(9)	—
Income tax expense	(26)	(23)	(3)	13%

Loss from continuing operations	(34)	(22)	(12)	55%
Loss from discontinued operations, net of taxes	—	(21)	21	—

Net loss	$(34)	$(43)	$9	-21%

OIBDA

Our OIBDA decreased by $38 million to $187 million for the six months ended March 31, 2009 as compared to $225 million for the six months ended March 31, 2008. Expressed as a percentage of revenues, total OIBDA margin was 12% for the six months ended March 31, 2009 as compared to 13% for the six months ended March 31, 2008. Our OIBDA decrease was primarily driven by negative operating leverage from lower sales on a similar fixed-cost base. The decrease in OIBDA includes a $4 million charge to bad debt expense to reserve for a receivable from imeem, a digital venture investee in which we wrote off our cost-method investment as of March 31, 2009.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $9 million, or 35%, to $17 million for the six months ended March 31, 2009. The decrease primarily related the effects of lower capital spending in prior periods as well as lower expenses related to projects that have been fully depreciated.

Amortization expense

Amortization expense increased by $5 million, or 5%, to $114 million for the six months ended March 31, 2009. The increase was due primarily to the increased value of intangible assets acquired.

Operating income from continuing operations

Our operating income decreased $34 million, or 38%, to $56 million for the six months ended March 31, 2009 as compared to $90 million for the six months ended March 31, 2008. The decrease in operating income was due to the decline in OIBDA noted above.

Interest expense, net

Our interest expense, net, decreased $11 million, or 13%, to $74 million for the six months ended March 31, 2009 as compared to $85 million for the six months ended March 31, 2008. This was the result of decreases in the interest rates on our floating rate debt obligations.

See “—Financial Condition and Liquidity” for more information.

Minority interest income (expense)

Minority interest increased $9 million for the six months ended March 31, 2009 related to the losses ascribed to minority holders.

Gain on sale of equity investment

During the six months ended March 31, 2009, we entered into an agreement to sell our remaining equity stake in Front Line Management to Ticketmaster for $123 million in cash. As a result of the transaction, we recorded a gain on sale of equity investment of $36 million.

Gain on foreign exchange transaction

During the six months ended March 31, 2009, we recorded a $9 million non-cash gain on a foreign exchange transaction as a result of a settlement of a short-term foreign denominated loan related to the Front Line Management sale.

Impairment of cost-method investments

During the quarter ended March 31, 2009, we determined that our cost-method investments in digital venture capital companies, including imeem and lala, were impaired largely due to the current economic environment and changing business conditions from the time of the initial investment. As a result, we recorded one-time charges of $29 million, including $16 million to write-off our investment in imeem and $11 million to write-down our investment in lala.

Impairment of equity investment

During the six months ended March 31, 2009, we chose not to continue our participation in Equatrax, L.P. (formerly known as Royalty Services, L.P.) and Equatrax, LLC (formerly known as Royalty Services, LLC), which were formed in 2004 to develop an outsourced royalty platform. As a result, we wrote-off the remaining $10 million related to our investment in the joint venture.

Other expense, net

Other expense, net for the six months ended March 31, 2009 included net hedging losses on foreign exchange contracts, which represented currency exchange movements associated with inter-company receivables and payables that are short term in nature. These losses were offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax expense

We provided income tax expense of $26 million and $23 million for the six months ended March 31, 2009 and 2008, respectively. The increase in the income tax expense resulted in part from a $6 million tax benefit related to a reduction in enacted tax rate changes in the first quarter of fiscal year 2008 partially offset by a comparative decrease in foreign tax expense for the six months ended March 31, 2009.

During the quarter ended March 31, 2009, we settled our federal income tax audit with the IRS for the fiscal years ended September 30, 2004 through September 30, 2006. The IRS commenced its audit of the fiscal years ended September 30, 2007. Various tax years are currently under examination by state and local and foreign tax authorities. With respect to open examinations, we do not expect the total reserve for uncertain tax positions to change significantly in the next twelve months.

Loss from continuing operations

Our loss from continuing operations increased by $12 million, to $34 million for the six months ended March 31, 2009 as compared to $22 million for the six months ended March 31, 2008. The increase was primarily the result of a decrease in OIBDA as discussed above, the impairment of our cost-method and equity investments and increase in income tax expense, which was partially offset by the change in minority interest, our gain on the sale of our remaining stake in Front Line Management and our gain on a foreign exchange transaction.

Loss from discontinued operations, net of taxes

During the six months ended March 31, 2008, we discontinued our Bulldog operations. In connection with shutting down Bulldog, we incurred a loss of $18 million representing an impairment of goodwill recorded at the time of the decision to shut down its operations as well as other shut-down costs.

Business Segment Results

Revenues, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Six Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Recorded Music
Revenues	$1,286	$1,502	$(216)	-14%
OIBDA	154	206	(52)	-25%
Operating income from continuing operations	$63	$111	$(48)	-43%

Music Publishing
Revenues	$269	$299	$(30)	-10%
OIBDA	75	75	—	—
Operating income from continuing operations	$41	$40	$1	3%

Corporate expenses and eliminations
Revenues	$(9)	$(12)	$3	-25%
OIBDA	(42)	(56)	14	-25%
Operating loss from continuing operations	$(48)	$(61)	$13	-21%

Total
Revenues	$1,546	$1,789	$(243)	-14%
OIBDA	187	225	(38)	-17%
Operating income from continuing operations	$56	$90	$(34)	-38%

Recorded Music

Revenues

Recorded Music revenues decreased by $216 million, or 14%, to $1,286 million for the six months ended March 31, 2009 from $1,502 million for the six months ended March 31, 2008. Recorded Music revenues represented 83% and 84% of consolidated revenues for the six months ended March 31, 2009 and 2008, respectively. International Recorded Music revenues were $703 million and $805 million, or 55% and 54% of consolidated Recorded Music revenues for the six months ended March 31, 2009 and 2008, respectively.

The decrease in Recorded Music revenues was primarily a result of a decline in physical and other revenues of $261 million related to a light release schedule as well as the continued contracting global demand for physical product and the soft economic and retail conditions. This was partially mitigated by increased expanded-rights revenues as we continue to broaden our revenue mix into growing areas of the music business, including sponsorship, fan club, websites, merchandising, touring, ticketing and artist management. In addition to being mitigated by increased expanded-rights revenues, the decrease in sales of physical products was partially offset by an increase in digital sales of $35 million resulting from global growth of downloads as well as increased licensing revenues of $10 million.

OIBDA and Operating Income from continuing operations

Recorded Music OIBDA was $154 million for the six months ended March 31, 2009 as compared to $206 million for the six months ended March 31, 2008. Recorded Music operating income from continuing operations included the following (in millions):

	For the Six Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
OIBDA	$154	$206	$(52)	-25%
Depreciation and amortization	(91)	(95)	4	-4%

Operating income from continuing operations	$63	$111	$(48)	-43%

Recorded Music OIBDA decreased by $52 million, or 25%, to $154 million for the six months ended March 31, 2009 compared to $206 million for the six months ended March 31, 2008. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 12% and 14% for the six months ended March 31, 2009 and 2008, respectively. Our OIBDA decrease largely reflects margin benefits for the six months ended March 31, 2008 related to our stronger release schedule, which included “Noel,” partially offset by our continued focus on cost-management efforts. The decrease in OIBDA includes a $4 million charge to bad debt expense to reserve for a receivable from imeem, a digital venture investee in which we wrote off our cost-method investment as of March 31, 2009.

Recorded Music operating income from continuing operations decreased by $48 million due to the decreases in OIBDA described above.

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$375	$431	$(56)	-13%
Product costs	252	303	(51)	-17%
Licensing costs	42	43	(1)	-2%

Total cost of revenues	$669	$777	$(108)	-14%

Cost of revenues

Recorded Music cost of revenues decreased $108 million, or 14%, for the six months ended March 31, 2009 and remained flat as a percentage of sales for the six months ended March 31, 2009 and 2008. The decrease was comprised primarily of decreases in product costs of $51 million and artist and repertoire costs of $56 million.

The decrease in product costs was due primarily to change in mix from sale of physical products to digital offset by increased touring and merchandising costs associated with expanded-rights initiatives.

Artist and repertoire costs remained flat at 29% of Recorded Music revenues for the six months ended March 31, 2009 and 2008. The decrease was primarily driven by the timing of artist and repertoire spending offset in part by higher royalty expense related to artist profit-sharing agreements.

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$206	$213	$(7)	-3%
Selling and marketing expense	235	285	(50)	-18%
Distribution expense	32	43	(11)	-26%

Total selling, general and administrative expense	$473	$541	$(68)	-13%

(1)	Includes depreciation expense of $10 million and $19 million for the six months ended March 31, 2009 and 2008, respectively.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense decreased $68 million, or 13%, to $473 million for the six months ended March 31, 2009. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expenses increased to 37% for the six months ended March 31, 2009 from 36% for the three months ended March 31, 2008. This decrease was primarily driven by both continued focus of cost management efforts and timing of releases. During the first six months ended March 31, 2008, there were more releases than scheduled for release the first six months ended March 31 2009, which causes a comparative decrease in marketing expenses for the six months ended March 31, 2009.

Music Publishing

Revenues

Music Publishing revenues decreased by $30 million, or 10%, to $269 million for the six months ended March 31, 2009 compared to $299 million for the six months ended March 31, 2008. Music Publishing revenues represented 17% and 16% of consolidated revenues, for the six months ended March 31, 2009 and 2008, respectively. International Music Publishing revenues were $163 million and $188 million, or 61% and 63% of consolidated Music Publishing revenues for the six months ended March 31, 2009 and 2008.

The decrease in Music Publishing revenues was primarily attributable to decreased mechanical and performance revenues as a result of the continued decline in physical sales in the overall recorded music industry partially offset by the increases in digital and synchronization revenues. Digital sales represented 9% and 6% of Music Publishing revenues for the six months ended March 31, 2009 and 2008, respectively.

OIBDA and Operating Income

Music Publishing operating income from continuing operations increased to $41 million for the six months ended March 31, 2009 as compared to $40 million for the six months ended March 31, 2008. Music Publishing operating income from continuing operations includes the following (in millions):

	For the Six Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
OIBDA	$75	$75	$—	—
Depreciation and amortization	(34)	(35)	1	-3%

Operating income from continuing operations	$41	$40	$1	3%

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$164	$194	$(30)	-15%

Total cost of revenues	$164	$194	$(30)	-15%

Music Publishing selling, general and administrative expenses are comprised of the following amounts (in millions):

	For the Six Months Ended March 31,		2009 vs 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$32	$32	$—	—

Total selling, general and administrative expense	$32	$32	$—	—

(1)	Includes depreciation expense of $2 million for the six months ended March 31, 2009 and 2008, respectively.

Music Publishing operating income from continuing operations increased by $1 million due to the decrease in amortization.

Music Publishing OIBDA remained flat at $75 million for the six months ended March 31, 2009 and 2008, respectively. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 28% and 25% for the six months ended March 31, 2009 and 2008, respectively.

Cost of revenues

Music Publishing cost of revenues decreased by $30 million for the six months ended March 31, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased from 65% for the six months ended March 31, 2008 to 61% for the six months ended March 31, 2009. The decrease was due in part to a change in revenue mix as different rates apply to different revenue streams as well as our continued focus to efficiently direct future spending on artist and repertoire deals that maximize profitability.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense remained flat at $32 million for the six months ended March 31, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense was 12% and 11% for the six months ended March 31, 2009 and 2008, respectively.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased by $14 million to $42 million for the six months ended March 31, 2009, compared to $56 million for the six months ended March 31, 2008. The decrease was primarily driven by a decrease in selling, general and administrative expense, which was down primarily as a result of our continued cost-management efforts, resulting in decreased IT, consulting and legal costs.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At March 31, 2009, we had $1.980 billion of debt, $560 million of cash and equivalents (net debt of $1.420 billion, defined as total debt less cash and equivalents and short-term investments) and a $30 million shareholder’s deficit. This compares to $2.028 billion of debt, $313 million of cash and equivalents, (net debt of $1.715 billion, defined as total debt less cash and equivalents and short-term investments) and $43 million of shareholder’s equity as of September 30, 2008. Net debt decreased by $295 million as a result of (i) a $247 million increase in cash and equivalents as more fully described below, (ii) a $40 million impact in foreign exchange rates on our Sterling-denominated Senior Subordinated Notes, (iii) a $8 million quarterly principal repayment of our long-term loans under our senior secured credit facility.

The $13 million decrease in shareholder’s equity during the six months ended March 31, 2009 consisted of $34 million of net loss for the six months ended March 31, 2009, offset by foreign currency exchange movements of $12 million, $5 million of stock compensation and deferred gains on derivative financials instruments of $4 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the six months ended March 31, 2009 and 2008 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following in millions:

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$187	$101
Investing activities	98	(152)
Financing activities	(8)	(79)

Operating Activities

Cash provided by operations was $187 million for the six months ended March 31, 2009 compared to cash provided by operations of $101 million for the six months ended March 31, 2008. The $86 million increase in cash provided by operations related primarily to the variable timing of our working capital requirements in association with our business cycle, which included a decrease of use of cash paid for songwriter and artist advance payments, as well as a decrease in cash paid for interest and taxes.

Investing Activities

Cash provided by investing activities was $98 million for the six months ended March 31, 2009 as compared to cash used of $152 million for the six months ended March 31, 2008. The $98 million of cash provided by investing activities in the six months ended March 31, 2009 consisted primarily of proceeds received from the sale of our remaining stake in Front Line Management to Ticketmaster for $123 million, offset by $9 million in capital expenditures, cash used for acquisitions totaling $14 million, net of cash acquired, and $6 million to acquire music publishing rights. The $152 million of cash used in investing activities in the six months ended March 31, 2008 consisted primarily of the investment in FSE for $50 million, additional smaller acquisitions totaling $27 million, net of cash acquired, and $17 million to acquire music publishing rights. In addition, cash used in investing activities reflected $35 million invested in the cost-method investments, lala and imeem, and $20 million in capital expenditures.

Financing Activities

Cash used in financing activities was $8 million for the six months ended March 31, 2009 compared to $79 million for the six months ended March 31, 2008. The $8 million of cash used in financing activities in the six months ended March 31, 2009 consisted of our quarterly repayments of debt. The $79 million of cash used in financing activities in the six months ended March 31, 2008 consisted of our quarterly repayments of debt and dividend payments.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the $250 million (less $3 million of outstanding letters of credit as of March 31, 2009) revolving line of credit of our senior secured credit facility and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements and any regular quarterly dividends we may elect to pay. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of March 31, 2009 our long-term debt consisted of $1.371 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility and $609 million of Senior Subordinated Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of March 31, 2009.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.371 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 0.5% of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 31, 2009, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s. As of May 5, 2009 our term loan facility was rated BB by S&P and Ba3 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee was 0.5%. As of March 31, 2009, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in our leverage ratio. We also are required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain material agreements, change the business conducted by us and enter into agreements that restrict dividends from subsidiaries. In addition, the senior secured credit facility requires us to maintain the following financial covenants: a maximum total leverage ratio and a minimum interest coverage ratio, which are both tested quarterly for compliance, and a maximum annual capital expenditures covenant. The maximum total leverage ratio, which decreases over time, was 4:00:1 for the quarter ended March 31, 2009 and decreases from 4.00:1 to 3.75:1 for the two quarters ending June 30, 2009 and September 30, 2009 and then to 3.50:1 beginning with the quarter ending December 31, 2009. Our minimum interest coverage ratio, which increases over time, is 3.00:1 for the fiscal year ending September 30, 2009 and increases to 3.25:1 for fiscal 2010.

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

The indenture governing the Acquisition Corp. Senior Subordinated Notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of our capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to enter into certain transactions with affiliates; and

to designate our subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Discount Notes

Our immediate parent company, Holdings, issued debt in December of 2004. While Holdings is the issuer of such debt, it is a holding company that conducts substantially all of its business operations through us, its only asset and wholly owned subsidiary. As such, Holdings will be relying on us to make any payments of principal and interest as they become due.

As of March 31, 2009, Holdings had $242 million of debt on its balance sheet represented by the Holdings Discount Notes, net of issuance discounts. The Holdings Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments accrue. However, interest accrues on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity of $257 million on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum with the initial cash interest payment payable on June 15, 2010. The Holdings Discount Notes mature on December 15, 2014. Holdings’ primary source of liquidity to service its indebtedness will be cash flow generated from the operations of the Company. However, the terms of certain of the debt instruments governing our existing notes significantly restrict us and Holdings’ other subsidiaries from paying dividends, making distributions and otherwise transferring assets to Holdings. For example, our ability to make such payments is generally governed by a formula based on 50% of its consolidated net income (which, as defined in the indenture governing our existing notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004. In addition, as a condition to making such payments to Holdings based on such formula, we must have a ratio of Adjusted EBITDA to fixed charges (“Fixed Charge Coverage Ratio”) of at least 2.0 to 1.0 after giving effect to any such payments. We may also pay up to $45 million to Holdings or make other restricted payments without regard to any such provisions. Finally, our senior secured credit facility permits us to make payments to Holdings so that Holdings can pay interest in cash on its indebtedness (including on its notes) up to a maximum amount of $35 million in any fiscal year for the next five years. Thereafter, our senior secured credit facility permits Holdings to pay cash interest when due if it is then required to be paid in cash, assuming there has been no event of default under our senior secured credit facility.

Dividends

Parent has discontinued its previous policy of paying a regular quarterly dividend during the second quarter of fiscal year 2008. We currently intend to retain future earnings to build cash on the balance sheet for other purposes, such as investing in our business, particularly in A&R, or assisting with repurchasing or refinancing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.

On February 6, 2008, Parent declared the final quarterly dividend under the now discontinued policy on our outstanding common stock at a rate of $0.13 per share. The final dividend was paid on February 29, 2008. On December 29, 2006, March 8, 2007, June 5, 2007 and September 4, 2007 Parent declared dividends on our outstanding common stock at a rate of $0.13 per share. The dividends were paid on February 16, 2007, April 27, 2007, July 25, 2007 and October 24, 2007, respectively.

Covenant Compliance

Our senior secured credit facility requires us to maintain certain covenants including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the credit facility, and also contains a maximum annual capital expenditures limitation. The maximum total leverage ratio, which decreases over time, was 4.00:1 for the quarter ended March 31, 2009 and decreases from 4.00:1 to 3.75:1 for the two quarters ending June 30, 2009 and September 30, 2009 and then to 3.50:1 beginning with the quarter ending December 31, 2009. Our minimum interest coverage ratio, which increases over time, is 3.00:1 for the fiscal year ending September 30, 2009 and increases to 3.25:1 for fiscal 2010.

The credit facility also contains covenants that, among other things, restrict our ability to incur additional debt. The occurrence of an event of default under the credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flow. To the extent that we ever were to fail a financial covenant test then there is the opportunity to cure such a breach by the injection of further equity which will count towards EBITDA for the purposes of financial covenants. As of March 31, 2009, we were in compliance with all covenants under the credit facility.

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

We and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Senior Subordinated Notes and Holdings Discount Notes, respectively.

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued decline of industry-wide CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Holdings Discount Notes, our Senior Subordinated Notes, our term loans under our senior secured credit facility and/or Parent’s common stock in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance the Holdings Discount Notes, our Senior Subordinated Notes and/or our term loans under our senior secured credit facility with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 18 to our audited consolidated financial statements for the fiscal year ended September 30, 2008, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2009, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2008.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, and Australian dollar. During the three months ended March 31, 2009, the Company entered into additional foreign exchange hedge contracts and, as of March 31, 2009, the Company has outstanding hedge contracts for the sale of $474 million and the purchase of $123 million of foreign currencies at fixed rates. During the current-year quarter, certain of our foreign exchange contracts expired and new foreign exchange contracts were renewed with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of March 31, 2009, these Sterling-denominated notes had a carrying value of approximately $144 million. However, a weakening or strengthening of the U.S. dollar compared to the British Pound Sterling would not have an impact on the fair value of these Sterling notes, as these notes are completely hedged as of March 31, 2009. We did not enter into any additional hedges related to this debt subsequent to March 31, 2009.

We are exposed to interest rate risk with respect to our floating rate debt. The Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments during the quarter ended March 31, 2009. The total notional amount of debt hedged as of March 31, 2009 was $897 million. We did not enter into any additional interest rate swap agreements subsequent to March 31, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes, other than as noted below, in our Internal Controls over financial reporting or other factors during the period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Our business has historically been seasonal. For the fiscal year ended September 30, 2008, we derived approximately 82% of our revenues from our Recorded Music business. In the recorded music business, purchases have historically been heavily weighted towards the last three months of the calendar year, which represent our first quarter under our September 30 fiscal year. Historically, we have realized approximately 35% of Recorded Music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our first fiscal quarter) material to our full-year performance. Since the emergence of digital sales, we have noted some shift in this seasonality. We realized 27%, 29% and 28% of Recorded Music calendar year net sales during the last three months of calendar 2008, 2007, and 2006, respectively. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our Recorded Music net sales for the last three months of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient Recorded Music net sales in the last three months of any calendar year, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure requirements and other obligations. As digital revenues increase as a percentage of our total revenues, this may continue to affect the overall seasonality of our business. For example, sales of MP3 players or gift cards to purchase digital music sold in the holiday season tend to result in sales of digital music in subsequent periods. However, seasonality with respect to the sale of music in new formats, such as digital, is still developing.

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

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, charges U.S. consumers prices ranging from $0.69 to $0.99 to $1.29 per single track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as we believe Apple’s iTunes controls more than two-thirds of the legitimate digital music track download business. If iTunes were to adopt a lower pricing model for our music recordings or if there were structural change to other download pricing models, we may receive substantially less per download for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other online music stores at present accept and post for sale all the recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music they will accept from music content owners like us, our revenues could be significantly reduced.

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

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and shareholder’s equity.

On March 31, 2009, we had $1.090 billion of goodwill and $100 million of indefinite lived intangible assets. Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, or FAS 142, requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. We tested our goodwill and other indefinite lived intangible assets for impairment in the fourth quarter of fiscal 2008 and concluded that such assets were not impaired. We continue to believe that conclusion is appropriate. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite lived intangible assets. If the value of the acquired goodwill or acquired indefinite lived intangible assets is impaired, our operating results and shareholder’s equity could be adversely affected.

We also had $1.375 billion of definite lived intangible assets at March 31, 2009. Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144, requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholder’s equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2008, approximately 54% of our revenues related to operations in foreign territories. For the three months ended March 31, 2009, approximately 51% of our revenues related to foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of March 31, 2009, we have partially hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the current fiscal year.

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

We also have several cost-method equity investments. We have invested in privately-held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We do not control these investments and could lose some or all of our investment in these entities. During the quarter ended March 31, 2009, we recorded write-offs of certain cost-method investments of $29 million. We currently have $14 million of cost-method investments remaining on our balance sheet. Our evaluation of investments in private companies is based on the fundamentals of the business, including, among other factors, the nature of their technologies and potential for financial returns.

The enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract could impair our ability to retain the services of key artists.

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in New York in April 2009 to create a statute similar to Section 2855 to limit contracts between artists and record companies to a term of sevens years which term ma be reduced to three years if the artist was not represented in the negotiation and execution of such contracts by qualified counsel experienced with entertainment industry law and practices, potentially affecting the duration of artist contracts. There is no assurance that California will not introduce legislation in the future seeking to repeal Subsection (b). The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

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

We may be materially and adversely affected by the formation of Live Nation Entertainment.

On February 10, 2009, Live Nation and Ticketmaster Entertainment announced a proposed merger to form Live Nation Entertainment. The Live Nation-Ticketmaster merger has attracted intense scrutiny is being reviewed by the U.S. Department of Justice, several State Attorneys General (including New York, California, Illinois, Florida and Massachusetts) and several European member states. The merger would combine the world’s largest online ticketing, concert promotion and management companies including Front Line Management. The combined entity would control venues, ticketing, ancillary revenues derived from concerts and in some cases would act as an artist’s record label as part of the “360 deals” Live Nation has signed with several artists. If this transaction is permitted to close, we cannot predict what impact the final decision regarding the formation of Live Nation Entertainment might have on us.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of March 31, 2009, our total consolidated indebtedness was $1.980 billion. In addition, as of March 31, 2009, we had an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $3 million in letters of credit).

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

In addition, under our senior secured credit facility, our subsidiaries are required to satisfy and maintain specified financial ratios and other financial condition tests and also have a maximum annual capital expenditures limitation. Their ability to meet those financial ratios and tests can be affected by events beyond our control, and they may not be able to meet those ratios and tests. The senior secured credit facility ratio test assumes that over time EBITDA increases and/or total debt decreases. For example, the maximum total leverage ratio decreases from 4.00:1 for the quarter ended March 31, 2009 to 3.75:1 for the two quarters ending June 30, 2009 and September 30, 2009 and then to 3.50:1 beginning with the quarter ending December 31, 2009. Our minimum interest coverage ratio also increases from 3.00:1 in fiscal 2009 to 3.25:1 for fiscal 2010. If EBITDA does not increase and/or if net debt does not decrease over time and if we are unable to renegotiate the covenants, we would not comply with these provisions of the senior secured credit facility. A breach of any of these or any other covenants could result in a default under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. To the extent that we ever were to fail a financial covenant test then there is the opportunity to cure such a breach by the injection of further equity which will count towards EBITDA for the purposes of financial covenants. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility as well as any unsecured indebtedness. All of these restrictions could affect our ability to operate our business or may limit our ability to take advantage of potential business opportunities as they arise.

Our credit ratings could impact our cost of capital.

On February 12, 2008, Moody’s Investor Services lowered our debt ratings. Although reductions in our debt ratings may not have an immediate impact on the cost of debt or our liquidity, they may impact the cost of debt and liquidity over the medium term and future access at a reasonable rate to the debt markets may be adversely impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2 is not applicable and has been omitted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable and has been omitted.

ITEM 5.	OTHER INFORMATION

Item 5 is not applicable and has been omitted.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of WMG Acquisition Corp. (1)

3.2	Amended and Restated Bylaws of WMG Acquisition Corp. (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to exhibit 3.196 to WMG Acquisition Corp’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-12122).
(2)	Incorporated by reference to exhibit 3.197 to WMG Acquisition Corp’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-12122).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2009

WMG Acquisition Corp

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Steven Macri
Name:	Steven Macri
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)