Form 10-Q
period 2009-06-30
WMG Acquisition Corp
filed 2009-08-06
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of August 4, 2009, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the Registrant’s common stock is indirectly owned by Warner Music Group Corp.

WMG ACQUISITION CORP.

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

WMG Acquisition Corp.

Consolidated Balance Sheets (Unaudited)

	June 30, 2009	September 30, 2008
	(in millions)
Assets
Current assets:
Cash and equivalents	$247	$313
Accounts receivable, less allowances of $129 and $159	398	538
Inventories	50	57
Royalty advances expected to be recouped within one year	172	174
Deferred tax assets	30	30
Other current assets	54	38

Total current assets	951	1,150
Royalty advances expected to be recouped after one year	210	212
Investments	19	155
Property, plant and equipment, net	98	117
Goodwill	1,094	1,085
Intangible assets subject to amortization, net	1,353	1,539
Intangible assets not subject to amortization	100	100
Other assets	65	67

Total assets	$3,890	$4,425

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$170	$219
Accrued royalties	1,192	1,189
Taxes and other withholdings	10	14
Current portion of long-term debt	—	17
Deferred income	109	117
Other current liabilities	246	312

Total current liabilities	1,727	1,868
Long-term debt	1,688	2,011
Deferred tax liabilities	235	237
Other noncurrent liabilities	237	266

Total liabilities	3,887	4,382

Commitments and Contingencies (See Note 11)
Shareholder’s equity:
Common stock	—	—
Additional paid-in capital	219	211
Accumulated deficit	(244)	(178)
Accumulated other comprehensive income, net	28	10

Total shareholder’s equity	3	43

Total liabilities and shareholder’s equity	$3,890	$4,425

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Revenues	$769	$848	$2,315	$2,637
Costs and expenses:
Cost of revenues	(431)	(441)	(1,254)	(1,399)
Selling, general and administrative expenses (a)	(258)	(300)	(811)	(935)
Other income, net	—	—	—	3
Amortization of intangible assets	(55)	(56)	(169)	(165)

Total costs and expenses	(744)	(797)	(2,234)	(2,496)

Operating income from continuing operations	25	51	81	141
Interest expense, net	(56)	(38)	(130)	(123)
Minority interest (expense) income	(1)	(2)	6	(4)
Gain on sale of equity investment	—	—	36	—
Gain on foreign exchange transaction	—	—	9	—
Impairment of cost-method investments	—	—	(29)	—
Impairment of equity investment	—	—	(10)	—
Other income (expense), net	4	(2)	1	(4)

(Loss) income from continuing operations before income taxes	(28)	9	(36)	10
Income tax expense	(4)	(13)	(30)	(36)

Loss from continuing operations	(32)	(4)	(66)	(26)
Loss from discontinued operations, net of taxes	—	—	—	(21)

Net loss	$(32)	$(4)	$(66)	$(47)

(a) Includes depreciation expense of:	$(10)	$(9)	$(27)	$(35)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
	(in millions)
Cash flows from operating activities
Net loss	$(66)	$(47)
Loss from discontinued operations, net of taxes	—	21

Loss from continuing operations	(66)	(26)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	196	200
Deferred taxes	—	(5)
Gain on sale of equity investment	(36)	—
Gain on foreign exchange transaction	(9)	—
Gain on sale of building	(3)	—
Impairment of equity investment	10	—
Impairment of cost-method investments	29	—
Non-cash interest expense	34	20
Non-cash stock-based compensation expense	8	7
Minority interest (income) expense	(6)	4
Other non-cash items	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	129	93
Inventories	5	4
Royalty advances	(16)	(29)
Accounts payable and accrued liabilities	(55)	(59)
Other balance sheet changes	(22)	(14)

Net cash provided by operating activities	198	194

Cash flows from investing activities
Repayments by (loans to) third parties	3	(3)
Investments and acquisitions of businesses	(14)	(122)
Acquisition of publishing rights	(8)	(21)
Proceeds from the sale of investments	124	24
Proceeds from sale of building	8	—
Capital expenditures	(15)	(26)

Net cash provided by (used in) investing activities	98	(148)

Cash flows from financing activities
Debt repayments (See Note 9)	(1,379)	(13)
Proceeds from issuance of Senior Discount Notes (See Note 9)	1,059	—
Deferred financing costs paid (See Note 9)	(23)	—
Change in intercompany	—	(7)
Dividends paid	—	(68)

Net cash used in financing activities	(343)	(88)
Effect of foreign currency exchange rate changes on cash	(19)	23

Net (decrease) increase in cash and equivalents	(66)	19
Cash and equivalents at beginning of period	313	259

Cash and equivalents at end of period	$247	$240

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statement of Shareholder’s Equity (Unaudited)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholder’s Deficit
Balance at September 30, 2008	$211	$(178)	$10	$43
Comprehensive loss:
Net loss	—	(66)	—	(66)
Foreign currency translation adjustment	—	—	7	7
Deferred gains on derivative financial instruments	—	—	11	11

Total comprehensive loss				(48)
Issuance of common stock upon exercise of options and issuance of shares of restricted common stock	8	—	—	8

Balance at June 30, 2009	$219	$(244)	$28	$3

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

The Company is also diversifying its revenues beyond its traditional businesses by entering into expanded-rights agreements with recording artists in order to partner with artists in other areas of their careers. Under these agreements, the Company provides services to and participates in artists’ activities outside the traditional recorded music business. The Company is building artist services capabilities and platforms for exploiting a broader set of music-related rights to participate across the artist brands it helps create. In developing the Company’s artist services business, the Company has both built and expanded in-house capabilities and expertise and has acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan clubs, original programming and video entertainment, including operations in the U.S., U.K., Japan, Germany, Italy, France, Spain, China and Finland. The Company believes that entering into expanded-rights agreements and enhancing its artist services capabilities will permit it to diversify revenue streams to better capitalize on the growth areas of the music industry and permit it to build stronger, long-term relationships with artists and more effectively connect artists and fans.

In the U.S., Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and The Atlantic Records Group. The Company’s Recorded Music operations also include Rhino Entertainment (“Rhino”), a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become the Company’s our primary licensing division focused on acquiring broader licensing rights from certain catalog artists. For example, we have an exclusive license with The Grateful Dead to manage the band’s intellectual property and in November 2007 acquired a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Bad Boy, Cordless, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., Recorded Music activities are conducted in more than 50 countries, primarily through Warner Music International (“WMI”) and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as the Company’s U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom the Company’s domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. Recorded Music activities in Canada, the U.K. and Latin America are conducted through Warner Music’s Americas and the U.K. operations. The Company’s international artist services operations also include a network of concert promoters through which WMI provides resources to coordinate tours.

Recorded Music distribution operations include WEA Corp., which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace and ADA Global, which provides ADA’s distribution services to independent labels outside of the U.S. through a network of affiliated and non-affiliated distributors. In April 2009, the operations of Ryko Distribution were merged with ADA. The Company acquired Ryko Distribution in 2006 as part of its acquisition of other Ryko assets including the Rykodisc label.

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded-rights deals where we acquire broader rights in a recording artist’s career, we provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. We believe expanded-rights deals create a better partnership with our artists which allows the Company to work together more closely with them to create and sustain artistic and commercial success.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. The Company’s new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also being created with all of our distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. The Company also works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams. As a music-based content company, the Company has assets that go beyond its recorded music and music publishing catalogs, such as its music video library, which it has begun to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the rollout of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to June 30, 2009 and 2008 relate to the three- and nine-month periods ended June 26, 2009 and June 27, 2008, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

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

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FAS 141R”). FAS 141R changes the accounting for business combinations in several areas including contingent consideration, acquisition-related costs, restructuring costs and deferred income taxes. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. FAS 141R is effective for fiscal years beginning after December 15, 2008 on a prospective basis. The Company will adopt FAS 141R beginning in the first quarter of fiscal year 2010. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS 160”). FAS No. 160 requires the recognition of a noncontrolling (minority) interest as a component of equity in the consolidated financial statements as opposed to as a liability or mezzanine equity. FAS 160 also changes the computation of net income of a consolidated group such that earnings attributed to the noncontrolling interest will no longer be deducted in determining net income. Instead, it must be separately presented on the face of the consolidated income statement. FASB requires that FAS 160 and FAS 141R be adopted concurrently and thus, FAS 160 is also effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of this statement beginning in the first quarter of fiscal year 2010. This standard will change the Company’s accounting treatment of business combinations with noncontrolling interests on a prospective basis, except for the presentation and disclosure requirements, which will be adopted on a retrospective basis.

3. Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net loss. For the Company, the components of other comprehensive loss primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB Statement No. 133, “Accounting for Derivative and Hedging Activities”, which include interest-rate swaps and foreign exchange contracts, as well as changes to the minimum pension liability. The following summary sets forth the components of comprehensive loss, net of related taxes (in millions):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
Net loss	$(32)	$(4)	$(66)	$(47)
Foreign currency translation (losses) gains (a)	(5)	(1)	7	17
Derivative financial instruments gains (losses)	7	11	11	(9)

Comprehensive loss	$(30)	$6	$(48)	$(39)

(a)	The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

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

5. Investments

The Company’s investments consist of the following (in millions):

	June 30, 2009	September 30, 2008
	(unaudited)	(unaudited)
Cost-method investments	$13	$43
Equity-method investments	6	112

	$19	$155

During the three months ended March 31, 2009, the Company determined that its cost-method investments in digital venture capital companies were impaired largely due to the current economic environment and changing business conditions from the time of the initial investment. In accordance with FAS 157, the Company used Level 3 inputs to determine the fair value of these investments, which include management’s estimates of assumptions that market participants would use in pricing these assets. As a result, the Company recorded charges of $29 million, including $16 million to write off its investment in imeem, inc. (“imeem”) and $11 million to write down its investment in lala media, inc (“lala”) to its estimated fair value.

During the three months ended December 31, 2008, the Company chose not to continue its participation in Equatrax, L.P. (formerly known as Royalty Services, L.P.) and Equatrax, LLC (formerly known as Royalty Services, LLC), which were formed in 2004 to develop an outsourced royalty platform. As a result, the Company wrote off the remaining $10 million related to its investment in the joint venture.

On October 22, 2008, the Company entered into an agreement to sell its remaining equity stake in Front Line Management to Ticketmaster for $123 million in cash. The transaction closed on October 29, 2008 and the Company recorded a gain on the sale of its equity investment of $36 million for the nine months ended June 30, 2009.

6. Inventories

Inventories consist of the following (in millions):

	June 30, 2009	September 30, 2008
	(unaudited)	(unaudited)
Compact discs and other music-related products	$48	$55
Published sheet music and song books	2	2

	$50	$57

7. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the nine months ended June 30, 2009 (in millions):

	Recorded Music	Music Publishing	Total
Balance at September 30, 2008 (unaudited)	$494	$591	$1,085
Acquisitions	9	—	9

	Recorded Music	Music Publishing	Total
Balance at June 30, 2009 (unaudited)	$503	$591	$1,094

The acquisition of goodwill primarily relates to purchase accounting adjustments recorded during the nine months ended June 30, 2009 for a few small acquisitions.

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	September 30, 2008	Acquisitions	Other (a)	June 30, 2009
	(unaudited)			(unaudited)
Intangible assets subject to amortization:
Recorded music catalog	$1,384	1	(9)	$1,376
Music publishing copyrights	948	8	(20)	936
Artist contracts	76	4	(1)	79
Trademarks	31	—	—	31
Other intangible assets	8	—	—	8

	2,447			2,430
Accumulated amortization	(908)			(1,077)

Total net intangible assets subject to amortization	1,539			1,353
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,639			$1,453

(a)	Other represents foreign currency translation adjustments.

8. Restructuring Costs

Acquisition-Related Restructuring Costs

In connection with the Acquisition that was effective as of March 1, 2004, the Company reviewed its operations and implemented several plans to restructure its operations. As part of these restructuring plans, the Company recorded a restructuring liability during 2004, which included costs to exit and consolidate certain activities of the Company, costs to exit certain leased facilities and operations such as international distribution operations, costs to terminate employees and costs to terminate certain artist, songwriter, co-publisher and other contracts. Such liabilities were recognized as part of the cost of the Acquisition. As of June 30, 2009, the Company had approximately $13 million of liabilities outstanding primarily related to long-term lease obligations for vacated facilities, which are expected to be settled by 2019 and $98 million of liabilities outstanding primarily related to revaluations of artist and other contracts.

9. Debt

On May 28, 2009, the Company issued $1.1 billion aggregate principal amount of 9.50% Senior Secured Notes due 2016 (the “Senior Secured Notes”), pursuant to an indenture, dated as of May 28, 2009 (the “Indenture”), among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. The Senior Secured Notes were issued at 96.289% of their face value, for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (“OID”) was $41 million. The OID is equal to the difference between the stated principal amount and the issue price. The OID will be amortized over the term of the notes using the effective interest rate method and reported as non-cash interest expense. Financing fees of $24 million related to the Senior Secured Notes were deferred and are being amortized over the term of the notes.

The Senior Secured Notes mature on June 15, 2016. Interest on the Senior Secured Notes accrues at a rate of 9.50% per annum and is payable, commencing on December 15, 2009, semi-annually in arrears on June 15 and December 15 of each year to the holders of record on the immediately preceding June 1 and December 1. Interest on the Senior Secured Notes is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Senior Secured Notes are senior secured obligations that rank senior in right of payment to our subordinated indebtedness, including our senior subordinated notes. The obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of our existing direct or indirect wholly owned domestic subsidiaries and any such subsidiaries that guarantee other indebtedness of the Company in the future. The Senior Secured Notes are not guaranteed by Holdings. All obligations under the Senior Secured Notes and the guarantees of those obligations are secured by first-priority liens, subject to permitted liens, in the assets of Holdings, the Company, and the guarantors, which consist of the shares of Acquisition Corp., our assets and the assets of the guarantors, except for certain excluded assets.

At any time prior to June 15, 2012, the Company., at its option, may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 109.50% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest provided that after such redemption at least 50% of the originally issued Senior Secured Notes remain outstanding. Prior to June 15, 2013, the Company may redeem some or all of the Senior Secured Notes at a price equal to 100% of the principal amount plus a make whole premium, as defined in the Indenture. The Senior Secured Notes are also redeemable in whole or in part, at our option, at any time on or after June 15, 2013 for the following redemption prices, plus accrued and unpaid interest:

Twelve month period beginning June 15,	Percentage
2013	104.750%
2014	102.375%
2015 and thereafter	100.000%

Upon the consummation and closing of a Major Music/Media Transaction, as defined in the Indenture, at any time prior to June 15, 2013, the Senior Secured Notes may be redeemed in whole or in part, at our option, at a redemption price of 104.75% plus accrued and unpaid interest. In the event of a change in control, as defined in the Indenture, each holder of the Senior Secured Notes may require us to repurchase some or all of the respective Senior Secured Notes at a purchase price equal to 101% plus accrued and unpaid interest.

The Indenture contains a number of covenants that, among other things, limit (subject to certain exceptions), our ability and most of our subsidiaries’ ability to (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of its capital stock or make other restricted payments (as defined in the Indenture); (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain debt; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (vii) sell or otherwise dispose of its Music Publishing business; (viii) enter into certain transactions with affiliates; and (ix) designate its subsidiaries as unrestricted subsidiaries.

The Company used the net proceeds from the Senior Secured Notes offering, plus approximately $335 million in existing cash, to repay in full all amounts due under its existing senior secured credit facility and pay related fees and expenses. In connection with the repayment, we terminated our revolving facility. Included in interest expense for the three and nine months ended June 30, 2009 was $18 million of previously unamortized deferred financing fees related to the senior secured credit facility. Such amounts were recognized as a result of the repayment of the senior secured credit facility. There were no premiums or penalties incurred by us in connection with the termination of the senior secured credit facility.

The Company’s long-term debt consists of (in millions):

	June 30, 2009	September 30, 2008
	(unaudited)	(unaudited)
9.50% Senior Secured Notes due 2016 (a)	$1,059	$—
Senior secured credit facility (b)	—	1,379
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014 (c)	164	184

Total debt	1,688	2,028
Less current portion	—	(17)

Total long-term debt	$1,688	$2,011

(a)	9.50% Senior Secured Notes due 2016; face amount of $1.1 billion less unamortized discount of $41 million.
(b)	All outstanding amounts were repaid in full as part of the refinancing transaction described above.
(c)	Change represents the impact of foreign currency exchange rates on the carrying value of the Sterling-denominated notes.

Fair Value of Debt

Based on the level of interest rates prevailing at June 30, 2009, the carrying value of the Company’s fixed-rate debt exceeded the fair value by approximately $110 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

10. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to its stock-based awards of Parent for the three and nine months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Recorded Music	$2	$2	$5	$4
Music Publishing	—	—	—	—
Corporate expenses	1	1	3	3

Total	$3	$3	$8	$7

During the nine months ended June 30, 2009, Parent awarded 554,700 shares of restricted stock and 2,120,000 stock options to its employees.

11. Commitments and Contingencies

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed and were later consolidated for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. This motion was granted on October 9, 2008. Plaintiffs appealed the decision. The Second Circuit has scheduled oral argument for September 26, 2009. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

12. Derivative Financial Instruments

The Company uses derivative financial instruments, primarily (1) foreign currency forward exchange contracts (“FX Contracts”) for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates and (2) interest rate swap transactions (the “Interest Rate Swaps”) for the purpose of managing interest rate risk by offsetting the effects of certain floating interest rates associated with the company’s indebtedness.

The Company enters into FX Contracts primarily to hedge its royalty payments and balance sheet items denominated in foreign currency. The Company applies hedge accounting to FX Contracts for cash flows related to royalty payments. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are recognized in Other Comprehensive Income (“OCI”) for unrealized items and recognized in earnings for realized items. The Company elects to not apply hedge accounting to foreign currency exposures related to balance sheet items. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs). Refer to Note 15.

Netting provisions are provided for in existing International Swap and Derivative Association Inc. (“ISDA”) agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within other current assets or other current liabilities in the Company’s balance sheet. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

During the nine months ended June 30, 2009, the Company did not enter into any additional Interest Rate Swaps to hedge the variability of its expected future cash interest payments. As of June 30, 2009, the Company did not have any Interest Rate Swaps outstanding and approximately $8 million of losses previously recorded in OCI have been recognized in the statement of operations. However, the Company entered into additional foreign exchange contracts to hedge its foreign currency royalty payments for the fiscal year 2009.

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

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
June 30, 2009
Revenues	$629	$147	$(7)	$769
OIBDA	86	27	(23)	90
Depreciation of property, plant and equipment	(6)	(1)	(3)	(10)
Amortization of intangible assets	(40)	(16)	1	(55)

Operating income (loss)	$40	$10	$(25)	$25

June 30, 2008
Revenues	$686	$168	$(6)	$848
OIBDA	110	33	(27)	116
Depreciation of property, plant and equipment	(5)	(1)	(3)	(9)
Amortization of intangible assets	(39)	(17)	—	(56)

Operating income (loss)	$66	$15	$(30)	$51

Nine Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
June 30, 2009
Revenues	$1,915	$416	$(16)	$2,315
OIBDA	240	102	(65)	277
Depreciation of property, plant and equipment	(16)	(3)	(8)	(27)
Amortization of intangible assets	(121)	(48)	—	(169)

Operating income (loss)	$103	$51	$(73)	$81

June 30, 2008
Revenues	$2,188	$467	$(18)	$2,637
OIBDA	316	108	(83)	341
Depreciation of property, plant and equipment	(24)	(3)	(8)	(35)
Amortization of intangible assets	(115)	(50)	—	(165)

Operating income (loss)	$177	$55	$(91)	$141

14. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $109 million and $127 million during the nine months ended June 30, 2009 and 2008, respectively. The Company paid approximately $46 million and $58 million of income and withholding taxes in the nine months ended June 30, 2009 and 2008, respectively. The Company received $9 million of income tax refunds in the nine months ended June 30, 2009 and 2008.

15. Fair Value Measurements

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2009. Derivatives not designated as hedging instruments primarily represent the balances below and the gains and losses on these financial instruments are included as other expenses in the statement of operations. Derivatives designated as hedging instruments are not material to our financial statements.

	Fair Value Measurements as of June 30, 2009
	(Level 1)	(Level 2)	(Level 3)	Total
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	—	6	—	6
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(12)	—	(12)
Other Non Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(3)	—	(3)

Total	—	$(9)	—	$(9)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories, and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that an impairment exists, the asset is written down to its fair value. In addition, an impairment analysis is performed at least annually for goodwill and indefinite lived intangible assets.

16. Subsequent Events

The Company has performed a review of all subsequent events up to and including the date of issuance of our financial statements, August 6, 2009, and has deemed that no additional disclosures are necessary.

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Financial Statements

The Company is one of the world’s major music content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner.

The Company has issued $1.1 billion principal amount of 9.50% Senior Secured Notes due 2016, $465 million principal amount of 7.375% Senior Subordinated Notes due 2014 and £100 million sterling principal amount of 8.125% Senior Subordinated notes due 2014 (together, the “Notes”). The Notes are guaranteed by all of the Company’s domestic wholly owned subsidiaries. The Senior Secured Notes are guaranteed on a senior secured basis and the Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis. The Notes are guaranteed by all of the Company’s domestic wholly owned subsidiaries on a senior subordinated basis. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the issuer of the Notes, (ii) the guarantor subsidiaries of the Company, (iii) the non-guarantor subsidiaries of the Company and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on the Company’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

June 30, 2009

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets
Current assets:
Cash and equivalents	$—	$127	$120	$—	$247
Accounts receivable, net	—	167	231	—	398
Due (to) from parent companies	(776)	622	64	90	—
Inventories	—	17	33	—	50
Royalty advances expected to be recouped within one year	—	104	68	—	172
Deferred tax assets	—	—	30	—	30
Other current assets	6	17	31	—	54

Total current assets	(770)	1,054	577	90	951
Royalty advances expected to be recouped after one year	—	127	83	—	210
Investments in and advances to (from) consolidated subsidiaries	2,499	847	—	(3,346)	—
Investments	—	16	3	—	19
Property, plant, and equipment, net	—	66	32	—	98
Goodwill	—	413	681	—	1,094
Intangible assets subject to amortization, net	—	757	596	—	1,353
Intangible assets not subject to amortization	—	90	10	—	100
Other assets	37	18	10	—	65

Total assets	$1,766	$3,388	$1,992	$(3,256)	$3,890

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$—	$83	$87	$—	$170
Accrued royalties	—	684	508	—	1,192
Taxes and other withholdings	—	2	8	—	10
Deferred income	—	24	85	—	109
Other current liabilities	31	77	138	—	246

Total current liabilities	31	870	826	—	1,727
Long-term debt	1,688	—	—	—	1,688
Deferred tax liabilities	—	75	160	—	235
Other non-current liabilities	—	123	114	—	237

Total liabilities	1,719	1,068	1,100	—	3,887
Shareholder’s equity (deficit)	47	2,320	892	(3,256)	3

Total liabilities and shareholder’s equity (deficit)	$1,766	$3,388	$1,992	$(3,256)	$3,890

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

September 30, 2008

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets
Current assets:
Cash and equivalents	$—	$171	$142	$—	$313
Accounts receivable, net	—	268	270	—	538
Due (to) from parent companies	(366)	538	(168)	(4)	—
Inventories	—	20	37	—	57
Royalty advances expected to be recouped after one year	—	102	72	—	174
Deferred tax assets	—	—	30	—	30
Other current assets	—	15	23	—	38

Total current assets	(366)	1,114	406	(4)	1,150
Royalty advances expected to be recouped after one year	—	125	87	—	212
Investments in and advances to (from) consolidated subsidiaries	2,389	804	—	(3,193)	—
Investments	—	60	95	—	155
Property, plant, and equipment, net	—	76	41	—	117
Goodwill	—	406	679	—	1,085
Intangible assets subject to amortization, net	—	853	686	—	1,539
Intangible assets not subject to amortization	—	90	10	—	100
Other assets	40	17	10	—	67

Total assets	$2,063	$3,545	$2,014	$(3,197)	$4,425

Liabilities and Shareholder’s (Deficit) Equity

Current liabilities:
Accounts payable	$—	$134	$85	$—	$219
Accrued royalties	—	749	440	—	1,189
Taxes and other withholdings	—	2	12	—	14
Current portion of long-term debt	17	—	—	—	17
Deferred income	—	20	97	—	117
Other current liabilities	33	112	167	—	312

Total current liabilities	50	1,017	801	—	1,868
Long-term debt	2,011				2,011
Deferred tax liabilities	—	68	169	—	237
Other non-current liabilities	11	130	124	1	266

Total liabilities	2,072	1,215	1,094	1	4,382
Shareholder’s (deficit) equity	(9)	2,330	920	(3,198)	43

Total liabilities and shareholder’s (deficit) equity	$2,063	$3,545	$2,014	$(3,197)	$4,425

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

	Three months ended June 30, 2009
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$386	$471	$(88)	$769
Costs and expenses:
Cost of revenues	—	(160)	(360)	89	(431)
Selling, general and administrative expenses	—	(175)	(84)	1	(258)
Amortization of intangible assets	—	(34)	(21)	—	(55)

Total costs and expenses	—	(369)	(465)	90	(744)

Operating income from continuing operations	—	17	6	2	25
Interest expense, net	(49)	(5)	(2)	—	(56)
Equity in income (loss) of equity method investees	18	9	—	(27)	—
Minority interest expense	—	—	(1)	—	(1)
Other income, net	1	—	3	—	4

(Loss) income from continuing operations before income taxes	(30)	21	6	(25)	(28)
Income tax expense	(4)	(3)	—	3	(4)

Net (loss) income from continuing operations	(34)	18	6	(22)	(32)
Loss from discontinued operations, net of taxes	—	—	—	—	—

Net (loss) income	$(34)	$18	$6	$(22)	$(32)

	Three months ended June 30, 2008
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$365	$507	$(24)	$848
Costs and expenses:
Cost of revenues	—	(200)	(264)	23	(441)
Selling, general and administrative expenses	—	(109)	(190)	(1)	(300)
Amortization of intangible assets	—	(32)	(24)	—	(56)

Total costs and expenses	—	(341)	(478)	22	(797)

Operating income from continuing operations	—	24	29	(2)	51
Interest expense, net	(32)	(5)	(1)	—	(38)
Equity in income (loss) of equity method investees	43	8		(51)
Minority interest expense	—	(1)	(1)	—	(2)
Other expense, net	(1)	—	(1)	—	(2)

Income (loss) from continuing operations before income taxes	10	26	26	(53)	9
Income tax expense	(13)	(5)	(8)	13	(13)

Net (loss) income from continuing operations	(3)	21	18	(40)	(4)
Loss from discontinued operations, net of taxes	—	—	—	—	—

Net (loss) income	$(3)	$21	$18	$(40)	$(4)

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

	Nine months ended June 30, 2009
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,056	$1,413	$(154)	$2,315
Costs and expenses:
Cost of revenues	—	(551)	(857)	154	(1,254)
Selling, general and administrative expenses	—	(392)	(420)	1	(811)
Amortization of intangible assets	—	(103)	(66)	—	(169)

Total costs and expenses	—	(1,046)	(1,343)	155	(2,234)

Operating income from continuing operations	—	10	70	1	81
Interest expense, net	(112)	(15)	(3)	—	(130)
Equity in income (loss) of equity method investees	77	123	—	(200)	—
Minority interest (expense) income	—	(1)	7	—	6
Gain on sale of equity investment	—	(3)	39	—	36
Gain on foreign exchange transaction	—	9	—	—	9
Impairment of cost-method investments	—	(29)	—	—	(29)
Impairment of equity investment	—	(10)	—	—	(10)
Other (expense) income, net	—	(1)	2	—	1

(Loss) income from continuing operations before income taxes	(35)	83	115	(199)	(36)

Income tax expense	(30)	(32)	(13)	45	(30)
Net (loss) income from continuing operations	(65)	51	102	(154)	(66)
Loss from discontinued operations, net of taxes	—	—	—	—	—

Net (loss) income	$(65)	$51	$102	$(154)	$(66)

	Nine months ended June 30, 2008
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,233	$1,550	$(146)	$2,637
Costs and expenses:
Cost of revenues	—	(728)	(817)	146	(1,399)
Selling, general and administrative expenses	—	(355)	(580)	—	(935)
Other income	—	3	—	—	3
Amortization of intangible assets	—	(102)	(63)	—	(165)

Total costs and expenses	—	(1,182)	(1,460)	146	(2,496)

Operating income from continuing operations	—	51	90	—	141
Interest expense, net	(101)	(15)	(7)	—	(123)
Equity in income (loss) of equity method investees	93	56		(148)	1
Minority interest expense	—	(2)	(2)	—	(4)
Other (expense) income, net	(3)	2	(4)	—	(5)

(Loss) income from continuing operations before income taxes	(11)	92	77	(148)	10
Income tax expense	(36)	(27)	(24)	51	(36)

Net (loss) income from continuing operations	(47)	65	53	(97)	(26)
Loss from discontinued operations, net of taxes	—	(21)	—	—	(21)

Net (loss) income	$(47)	$44	$53	$(97)	$(47)

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Cash Flows (unaudited)

For The Nine Months Ended June 30, 2009

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
			(in millions)
Cash flows from operating activities:
Net (loss) income	$(65)	$51	$102	$(154)	$(66)
Loss from discontinued operations, net of taxes	—	—	—	—	—

(Loss) income from continuing operations	(65)	51	102	(154)	(66)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	123	73	—	196
Deferred taxes	—	—	—	—	—
Gain on sale of equity investment	—	3	(39)	—	(36)
Gain on foreign exchange transaction	—	(9)	—	—	(9)
Gain on sale of building	—	—	(3)	—	(3)
Impairment of cost-method investments	—	29	—	—	29
Impairment of equity investment	—	10	—	—	10
Non-cash interest expense	27	7	—	—	34
Non-cash, stock-based compensation expense	—	8	—	—	8
Minority interest expense (income)	—	1	(7)	—	(6)
Other non-cash items	(34)	(120)	—	154	—
Changes in operating assets and liabilities:	—	—	—	—	—
Accounts receivable	—	99	30	—	129
Inventories	—	3	2	—	5
Royalty advances	—	(8)	(8)	—	(16)
Accounts payable and accrued liabilities	422	(222)	(255)	—	(55)
Other balance sheet changes	(7)	(4)	(11)	—	(22)

Net cash provided by (used in) operating activities	343	(29)	(116)	—	198

Cash flows from investing activities
Repayments by third parties	—	3	—	—	3
Investments and acquisitions of businesses	—	(8)	(6)	—	(14)
Acquisitions of publishing rights	—	(4)	(4)	—	(8)
Proceeds from sale of investments	—	3	121	—	124
Proceeds from sale of building	—	—	8	—	8
Capital expenditures	—	(9)	(6)	—	(15)

Net cash from investing activities	—	(15)	113	—	98

Cash flows from financing activities
Debt repayments	(1,379)	—	—	—	(1,379)
Proceeds from issuance of Senior Discount Notes	1,059	—	—	—	1,059
Deferred financing costs paid	(23)	—	—	—	(23)

Net cash from financing activities	(343)	—	—	—	(343)
Effect of foreign currency changes on cash	—	—	(19)	—	(19)

Net decrease in cash and equivalents	—	(44)	(22)	—	(66)
Cash and equivalents at beginning of period	—	171	142	—	313

Cash and equivalents at end of period	$—	$127	$120	$—	$247

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2008

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(47)	$44	$53	$(97)	$(47)
Loss from discontinued operations, net of taxes	—	21	—	—	21

Loss from continuing operations	(47)	65	53	(97)	(26)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	126	74	—	200
Deferred taxes	—	—	(5)		(5)
Non-cash interest expense	10	10		—	20
Non-cash, stock-based compensation expense	—	6	1	—	7
Minority interest expense	—	2	2	—	4
Other non-cash items	(57)	(42)	(1)	99	(1)
Changes in operating assets and liabilities:					—
Accounts receivable	—	63	30	—	93
Inventories	—	1	3	—	4
Royalty advances	—	(26)	(3)	—	(29)
Accounts payable and accrued liabilities	—	(105)	46	—	(59)
Other balance sheet changes	—	(6)	(8)	—	(14)

Net cash (used in) provided by operating activities	(94)	94	192	2	194

Cash flows from investing activities:
Investments and acquisitions of businesses	—	(45)	(77)	—	(122)
Acquisition of publishing rights	—	(9)	(12)		(21)
Loans to third parties	—	(3)	—		(3)
Proceeds from sale of investments	—	14	10	—	24
Capital expenditures	—	(19)	(7)	—	(26)

Net cash used in investing activities	—	(62)	(86)	—	(148)

Cash flows from financing activities:
Debt repayments	(13)	—	—	—	(13)
Dividends paid	(68)	—	—	—	(68)
Increase (decrease) in intercompany	175	(87)	(93)	(2)	(7)

Net cash provided by (used in) financing activities	94	(87)	(93)	(2)	(88)

Effect of foreign currency exchange rates on cash	—	—	23	—	23

Net (decrease) increase in cash and equivalents	—	(55)	36	—	(19)
Cash and equivalents at beginning of period	—	109	150	—	259

Cash and equivalents at end of period	$—	$54	$186	$—	$240

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

We maintain an Internet site at www.wmg.com. We use our website as a channel of distribution for material company information. Financial and other material information regarding Warner Music Group is routinely posted on and accessible at http://investors.wmg.com. In addition, you may automatically receive email alerts and other information about Warner Music Group by enrolling your email by visiting the “email alerts” section at http://investors.wmg.com. We make available on our website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the Securities and Exchange Commission (the “SEC”). Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this communication.

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

•	the continued decline in the global recorded music industry and the rate of overall decline in the recorded music industry;

•	current uncertainty in global economic conditions could adversely affect our prospects and our results of operations;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity, peer-to-peer file-sharing and sideloading of unauthorized content;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•

the ability to develop successful business models applicable to a digital environment and to enter into expanded-rights agreements with recording artists in order to broaden our revenue streams in growing segments of the music business;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate digital music distribution or the introduction of other new music distribution formats;

•	the reliance on a limited number of online music stores and their ability to significantly influence the pricing structure for online music stores;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	the impact an impairment in the carrying value of goodwill or other intangible and long-lived assets could have on our operating results and shareholder’s equity;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2009 and 2008. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2009 and 2008, as well as a discussion of our financial condition and liquidity as of June 30, 2009. The discussion of our financial condition and liquidity includes a summary of our key debt compliance measures under our debt agreements.

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

We are also diversifying our revenues beyond our traditional businesses by entering into expanded-rights agreements with recording artists in order to partner with artists in other areas of their careers. Under these agreements, we provide services to and participates in artists’ activities outside the traditional recorded music business. We are building artist services capabilities and platforms for exploiting a broader set of music-related rights to participate across the artist brands it helps create. In developing our artist services business, we have both built and expanded in-house capabilities and expertise and have acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan clubs, original programming and video entertainment, including operations in the U.S., U.K., Japan, Germany, Italy, France, Spain, China and Finland. We believe that entering into expanded-rights agreements and enhancing our artist services capabilities will permit us to diversify revenue streams to better capitalize on the growth areas of the music industry and permit us to build stronger, long-term relationships with artists and more effectively connect artists and fans.

In the U.S., our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become our primary licensing division focused on acquiring broader licensing rights from certain catalog artists. For example, we have an exclusive license with The Grateful Dead to manage the band’s intellectual property and in November 2007 acquired a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Bad Boy, Cordless, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., our Recorded Music activities are conducted in more than 50 countries primarily through WMI and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. Recorded Music activities in Canada, the U.K. and Latin America are conducted though Warner Music’s Americas and the U.K. operations. The Company’s international artist services operations also include a network of concert promoters through which WMI provides resources to coordinate tours.

Our Recorded Music distribution operations include WEA Corp, which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace and ADA Global, which provides distribution services outside of the U.S. through a network of affiliated and non-affiliated distributors. In April 2009, the operations of Ryko Distribution were merged with ADA. The Company acquired Ryko Distribution in 2006 as part of its acquisition of other Ryko assets including the Rykodisc label.

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded–rights deals where we acquire broader rights in a recording artist’s career, we may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. We believe expanded-rights deals create a better partnership with our artists which allows the Company to work together more closely with them to create and sustain artistic and commercial success.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. The Company’s new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. The Company also works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams. As a music-based content company, the Company has assets that go beyond its recorded music and music publishing catalogs, such as its music video library, which it has begun to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

Recorded Music revenues are derived from three main sources:

•

Physical and other: the rightsholder receives revenues with respect to sales of physical products such as CDs and DVDs. We are also diversifying our revenues beyond sales of physical products and receive other revenues from our artist services business and our participation in expanded rights associated with our artists and other artists, including sponsorship, fan club, websites, merchandising, touring, ticketing, and artist and brand management;

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

Publishing revenues are derived from five main sources:

•	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any physical format or configuration (e.g., CDs and DVDs);

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

•	Digital: the licensor receives royalties or fees with respect to online and mobile downloads, mobile ringtones and online and mobile streaming; and

•	Other: the licensor receives royalties for other uses such as in sheet music.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been in transition and the worldwide market has contracted considerably, which has adversely affected our operating results. The industry-wide decline can be attributed to digital piracy, the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music online and the distribution of music on mobile devices, significant revenue streams from these new formats are just beginning to emerge and have not yet reached a level where they offset the declines in CD sales. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our Music Publishing business generates a portion of its revenues from mechanical royalties received from the sale of music in physical recorded music formats such as the CD.

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

Settlements

In September 2006, the major record companies reached a global out-of-court settlement of copyright litigation against the operators of the KaZaA peer-to-peer network. Under the terms of the settlement, the KaZaA defendants agreed to pay compensation to the record companies that brought the action, including us. We recorded approximately $13 million of other income related to this settlement in the fiscal year ended September 30, 2006. These amounts were recorded net of the estimated amounts payable to our artists in respect of royalties. The cash related to this settlement was received in the first quarter of fiscal 2008. We recorded approximately $3 million of other income in conjunction with a contingent payment received related to this settlement in fiscal year 2008.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
Revenue by Type
Physical and other	$416	$469	$(53)	-11%
Digital	163	156	7	4%
Licensing	50	61	(11)	-18%

Total Recorded Music	629	686	(57)	-8%
Mechanical	43	59	(16)	-27%
Performance	58	69	(11)	-16%
Synchronization	29	25	4	16%
Digital	16	10	6	60%
Other	1	5	(4)	-80%

Total Music Publishing	147	168	(21)	-13%
Intersegment elimination	(7)	(6)	(1)	17%

Total Revenues	$769	$848	$(79)	-9%

Revenue by Geographical Location
U.S. Recorded Music	$284	$319	$(35)	-11%
U.S. Publishing	54	58	(4)	-7%

Total U.S.	338	377	(39)	-10%
International Recorded Music	345	367	(22)	-6%
International Publishing	93	110	(17)	-15%

Total International	438	477	(39)	-8%
Intersegment eliminations	(7)	(6)	(1)	17%

Total Revenues	$769	$848	$(79)	-9%

Total Revenues

Total revenues decreased by $79 million, or 9%, to $769 million for the three months ended June 30, 2009 from $848 million for the three months ended June 30, 2008. Recorded Music and Music Publishing revenues represented 81% and 19% of total revenues for the three months ended June 30, 2009, respectively, compared to 80% and 20% for the three months ended June 30, 2008, respectively, prior to intersegment eliminations. U.S. and international revenues represented 44% and 56% of total revenues for the three months ended June 30, 2009 and 2008, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased $16 million, or 2%, for the three months ended June 30, 2009.

Total digital revenues increased by $9 million, or 5%, to $175 million for the three months ended June 30, 2009 from $166 million for the three months ended June 30, 2008. Total digital revenues represented 23% and 20% of consolidated revenues for the three months ended June 30, 2009 and 2008, respectively. Total digital revenues prior to intersegment elimination for the three months ended June 30, 2009 were comprised of U.S. revenues of $116 million, or 66% of total digital revenues, and international revenues of $63 million, or 36% of total digital revenues. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenues increased by $17 million, or 11%, for the three months ended June 30, 2009.

Recorded Music revenues decreased by $57 million, or 8%, to $629 million for the three months ended June 30, 2009 from $686 million for the three months ended June 30, 2008. The decrease in Recorded Music revenues primarily reflected our fiscal fourth quarter-weighted release schedule, general economic pressures, and the transition from physical sales to digital sales in the recorded music industry. The licensing revenue decrease of $11 million was primarily a result of general economic pressures which led to reduced advertising spending. Additionally, the weak global economy and retail environment, particularly in Japan and to a lesser extent Latin America, continued to have an impact on our results. These decreases were partially offset by an increase in concert promotion revenues primarily related to our European concert promotion business, and an increase in digital revenues of $7 million. Digital revenue continued to increase as the transition from physical sales to digital sales in the recorded music industry continues, but the rate of growth in the current-year quarter was negatively impacted by the timing of our release schedule, the timing and success of new product introductions and continued worldwide economic pressures. As digital revenues become a greater percentage of overall revenues, fluctuations in digital revenues between periods is becoming increasingly driven by the timing of releases. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $10 million, or 2%, for the three months ended June 30, 2009.

Music Publishing revenues decreased by $21 million, or 13%, to $147 million for the three months ended June 30, 2009 from $168 million for the three months ended June 30, 2008. The decrease was due primarily to declines in mechanical and performance revenues, which reflected recessionary pressures and the effects of the industry-wide decrease in physical sales. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $7 million, or 5%, for the three months ended June 30, 2009.

Revenue by Geographical Location

U.S. revenues decreased by $39 million, or 10%, to $338 million for the three months ended June 30, 2009 from $377 million for the three months ended June 30, 2008 primarily due to a decrease of $28 million in physical and other revenues. The overall decline in the U.S. Recorded Music business was the result of our fiscal fourth quarter-weighted release schedule, general economic pressures, and the transition from physical to digital sales.

International revenues decreased by $39 million, or 8%, to $438 million for the three months ended June 30, 2009 from $477 million for the three months ended June 30, 2008 due in part to decreases of $25 million in physical and other revenues and $7 million in mechanical revenues which were driven by continued contracting demand for physical product by retailers. In addition, the prior-year quarter reflected a strong release schedule in Japan. Offsetting these decreases were $4 million from increased digital revenues and increased revenues from the company’s European concert promotion business.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$265	$298	$(33)	-11%
Product costs	149	132	17	13%
Licensing costs	17	11	6	55%

Total cost of revenues	$431	$441	$(10)	-2%

Our cost of revenues decreased by $10 million, or 2%, to $431 million for the three months ended June 30, 2009 from $441 million for the three months ended June 30, 2008. Expressed as a percentage of revenues, cost of revenues were 56% and 52% for the three months ended June 30, 2009 and 2008, respectively.

Artist and repertoire costs as a percentage of revenues slightly decreased to 34% for the three months ended June 30, 2009, from 35% for the three months ended June 30, 2008. The decrease in artist and repertoire costs was driven by decreased revenues for the current-year quarter as a result of our fiscal fourth quarter-weighted release schedule, which in turn, resulted in decreased artist and repertoire spending. The decrease as a percentage of revenues reflected the continuing change in mix from the sale of physical products to new forms of digital revenues, partially offset by higher royalty expense related to certain artist profit-sharing agreements.

Product costs increased as a percentage of revenues from 16% in the prior-year quarter to 19% in the current-year quarter. This increase was driven primarily by international production costs associated with our European concert promotions business. This increase was partially offset by a decrease in product costs due primarily to change in mix from the sale of physical products to new forms of digital music.

Licensing costs increased $6 million, or 55%, to $17 million for the three months ended June 30, 2009 from $11 million for the three months ended June 30, 2008, and licensing costs represented 34% and 18% of licensing revenues for the three months ended June 30, 2009 and 2008, respectively. The increase was driven primarily by changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$128	$145	$(17)	-12%
Selling and marketing expense	114	136	(22)	-16%
Distribution expense	16	19	(3)	-16%

Total selling, general and administrative expense	$258	$300	$(42)	-14%

(1)	Includes depreciation expense of $10 million and $9 million for the three months ended June 30, 2009, and 2008, respectively.

Total selling, general and administrative expense decreased by $42 million, or 14%, to $258 million for the three months ended June 30, 2009 from $300 million for the three months ended June 30, 2008. Expressed as a percentage of revenues, selling, general and administrative expenses decreased from 35% in the prior-year quarter to 34% in the current-year quarter.

General and administrative expenses remained flat at 17% as a percentage of revenues for the current-year quarter and prior-year quarter. The dollar decrease in general and administrative expense was primarily the result of our continued cost-management efforts, resulting in decreased IT and consulting costs and lower compensation expense.

Selling and marketing expense decreased by $22 million, or 16%, to $114 million for the three months ended June 30, 2009 from $136 million for the three months ended June 30, 2008. This decrease was primarily the result of our efforts to better align selling and marketing expenses with revenues earned. Expressed as a percentage of revenues, selling and marketing expense decreased to 15% for the three months ended June 30, 2009 from 16% for the three months ended June 30, 2008.

Distribution expense decreased by $3 million, or 16%, to $16 million for the three months ended June 30, 2009 from $19 million for the three months ended June 30, 2008. This decrease was primarily the result of decreased sales of physical products.

Reconciliation of Consolidated Historical OIBDA to Operating Income from Continuing Operations and Net Loss

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss for purposes of the discussion that follows (in millions):

	For the Three Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
OIBDA	$90	$116	$(26)	-22%
Depreciation expense	(10)	(9)	(1)	11%
Amortization expense	(55)	(56)	1	-2%

Operating income from continuing operations	25	51	(26)	-51%
Interest expense, net	(56)	(38)	(18)	47%
Other income (expense), net	3	(4)	7	—

(Loss) income from continuing operations before income taxes	(28)	9	(37)	—
Income tax expense	(4)	(13)	9	-69%

Loss from continuing operations	(32)	(4)	(28)	—
Loss from discontinued operations, net of taxes	—	—	—	—

Net loss	$(32)	$(4)	$(28)	—

OIBDA

Our OIBDA decreased by $26 million to $90 million for the three months ended June 30, 2009 as compared to $116 million for the three months ended June 30, 2008. Expressed as a percentage of revenues, total OIBDA margin was 12% for the three months ended June 30, 2009 as compared to 14% for the three months ended June 30, 2008. The decline in OIBDA is primarily a result of a decline in revenues. Our decreased OIBDA margin was primarily the result of declines in Japan related to the recession and the timing of releases in that territory partially offset by the effect of company-wide cost-management efforts.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $1 million, or 11%, to $10 million for three months ended June 30, 2009.

Amortization expense

Amortization expense decreased by $1 million, or 2%, to $55 million for the three months ended June 30, 2009.

Operating income from continuing operations

Our operating income from continuing operations decreased $26 million, or 51%, to $25 million for the three months ended June 30, 2009 as compared to $51 million for the prior-year quarter. The decrease in operating income was due to the decline in OIBDA noted above.

Interest expense, net

Our interest expense, net, increased $18 million, or 47%, to $56 million for the three months ended June 30, 2009 as compared to $38 million for the three months ended June 30, 2008. The increase was due to the write-off of $18 million of previously unamortized deferred financing fees related to the senior secured credit facility, which we repaid in full in the current-year quarter.

See “—Financial Condition and Liquidity” for more information.

Other income (expense), net

The three months ended June 30, 2009 included the gain on the sale of a building. The three months ended June 30, 2008 reflected currency exchange movements associated with inter-company receivables and payables that were short term in nature and realized gains and losses on certain foreign currency hedging activities.

Income tax expense

We provided income tax expense of $4 million and $13 million for the three months ended June 30, 2009 and 2008, respectively. The decrease in the income tax expense primarily related to a decrease in income earned by our foreign affiliates compared to the prior-year quarter.

During the quarter ended March 31, 2009, we settled our federal income tax audit with the IRS for the fiscal years ended September 30, 2004 through September 30, 2006. The IRS has now commenced its audit of the fiscal years ended September 30, 2008 and September 30, 2007. Various tax years are currently under examination by state and local and foreign tax authorities. With respect to open examinations, we do not expect the total reserve for uncertain tax positions to change significantly in the next twelve months.

Loss from continuing operations

Our loss from continuing operations increased by $28 million, to $32 million for the three months ended June 30, 2009 as compared to $4 million for the three months ended June 30, 2008. The increase was the result of a decrease in OIBDA and an increase in interest expense due to the write-off of deferred financing fees as noted above, partially offset by a decrease in income tax expense.

Business Segment Results

Revenues, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
Recorded Music
Revenues	$629	$686	$(57)	-8%
OIBDA	86	110	(24)	-22%
Operating income from continuing operations	$40	$66	$(26)	-39%

Music Publishing
Revenues	$147	$168	$(21)	-13%
OIBDA	27	33	(6)	-18%
Operating income from continuing operations	$10	$15	$(5)	-33%

	For the Three Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
Corporate expenses and eliminations
Revenues	$(7)	$(6)	$(1)	17%
OIBDA	(23)	(27)	4	-15%
Operating loss from continuing operations	$(25)	$(30)	$5	-17%

Total
Revenues	$769	$848	$(79)	-9%
OIBDA	90	116	(26)	-22%
Operating income from continuing operations	$25	$51	$(26)	-51%

Recorded Music

Revenues

Recorded Music revenues decreased by $57 million, or 8%, to $629 million for the three months ended June 30, 2009 from $686 million for the three months ended June 30, 2008. The decrease in Recorded Music revenues primarily reflected our fiscal fourth quarter-weighted release schedule, general economic pressures, and the transition from physical sales to digital sales in the recorded music industry. The licensing revenue decrease of $11 million was primarily a result of general economic pressures which led to reduced advertising spending. Additionally, the weak global economy and retail environment, particularly in Japan and to a lesser extent Latin America, continued to have an impact on our results. These decreases were partially offset by an increase in concert promotion revenues, primarily in France and Italy, and an increase in digital revenues of $7 million. Digital revenue continued to increase as the transition from physical sales to digital sales in the recorded music industry continues but the rate of growth in the current-year quarter was negatively impacted by the timing of our release schedule, the timing and success of new product introductions and continued worldwide economic pressures. As digital revenues become a greater percentage of overall revenues, fluctuations in digital revenues between periods is becoming increasingly driven by the timing of releases. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $10 million, or 2%, for the three months ended June 30, 2009.

OIBDA and Operating Income from Continuing Operations

Recorded Music OIBDA was $86 million for the three months ended June 30, 2009 as compared to $110 million for the three months ended June 30, 2008. Recorded Music operating income from continuing operations included the following (in millions):

	For the Three Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
OIBDA	$86	$110	$(24)	-22%
Depreciation and amortization	(46)	(44)	(2)	5%

Operating income from continuing operations	$40	$66	$(26)	-39%

Recorded Music OIBDA decreased by $24 million, or 22%, to $86 million for the three months ended June 30, 2009 compared to $110 million for the three months ended June 30, 2008. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 14% and 16% for the three months ended June 30, 2009 and 2008, respectively. The decline in OIBDA margin was the result of declines in Japan related to the recession and the timing of releases in that territory, partially offset by the effect of company-wide cost-management efforts.

Recorded Music operating income from continuing operations decreased by $26 million primarily due to the decreases in Recorded Music OIBDA described above.

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$166	$185	$(19)	-10%
Product costs	149	132	17	13%
Licensing costs	17	10	7	70%

Total cost of revenues	$332	$327	$5	2%

Cost of revenues

Our Recorded Music cost of revenues increased by $5 million, or 2%, to $332 million for the three months ended June 30, 2009 from $327 million for the three months ended June 30, 2008. Expressed as a percentage of revenues, cost of revenues were 53% and 48% for the three months ended June 30, 2009 and 2008, respectively. The increase was driven by international production costs associated with our concert promotions business. The increase was partially offset by decreased artist and repertoire spending, which was a result of our fiscal fourth quarter-weighted release schedule and continuing change in mix from the sales of physical products to new forms of digital revenues.

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$89	$103	$(14)	-14%
Selling and marketing expense	112	133	(21)	-16%
Distribution expense	16	18	(2)	-11%

Total selling, general and administrative expense	$217	$254	$(37)	-15%

(1)	Includes depreciation expense of $6 million and $5 million for the three months ended June 30, 2009 and 2008, respectively.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense decreased $37 million, or 15%, for the three months ended June 30, 2009. This decrease was primarily the result of our efforts to better align selling and marketing expenses with revenues earned, the timing of our releases, the effect of continued cost-management efforts, lower compensation expense and decreased distribution expense commensurate with the reduction of physical product sales. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expenses were 34% and 37% for the three months ended June 30, 2009 and 2008, respectively.

Music Publishing

Revenues

Music Publishing revenues decreased by $21 million, or 13%, to $147 million for the three months ended June 30, 2009 compared to $168 million for the three months ended June 30, 2008. Prior to intersegment eliminations, Music Publishing revenues represented 19% and 20% of consolidated revenues, for the three months ended June 30, 2009 and 2008, respectively. International Music Publishing revenues were $93 million and $110 million, or 63% and 65% of consolidated Music Publishing revenues for the three months ended June 30, 2009 and 2008, respectively. The decrease was primarily due to declines in mechanical revenues of $16 million and performance revenues of $11 million, which reflected recessionary pressures and the effects of the industry-wide decrease in physical sales. These decreases were partially offset by increased digital and synchronization revenues. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $7 million, or 5%, for the three months ended June 30, 2009.

OIBDA and Operating Income from Continuing Operations

Music Publishing operating income from continuing operations decreased to $10 million for the three months ended June 30, 2009 as compared to $15 million for the three months ended June 30, 2008. Music Publishing operating income from continuing operations includes the following (in millions):

	For the Three Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
OIBDA	$27	$33	$(6)	-18%
Depreciation and amortization	(17)	(18)	1	-6%

Operating income from continuing operations	$10	$15	$(5)	-33%

Music Publishing OIBDA declined to $27 million for the three months ended June 30, 2009 from $33 million for the three months ended June 30, 2008, respectively. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 18% and 20% for the three months ended June 30, 2009 and 2008, respectively. The decline in margin was due primarily to recessionary pressures and the timing of royalty payments.

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$107	$121	$(14)	-12%

Total cost of revenues	$107	$121	$(14)	-12%

Cost of revenues

Music Publishing cost of revenues decreased by $14 million for the three months ended June 30, 2009. Expressed as a percentage of Music Publishing revenues, cost of revenues were 73% and 72% for the three months ended June 30, 2009 and 2008, respectively. The decrease was primarily due to the decline in revenues.

Music Publishing selling, general and administrative expenses are comprised of the following amounts (in millions):

	For the Three Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$14	$15	$(1)	-7%

Total selling, general and administrative expense	$14	$15	$(1)	-7%

(1)	Includes depreciation expense of $1 million for the three months ended June 30, 2009 and 2008, respectively.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense decreased by $1 million for the three months ended June 30, 2009.

Corporate Expenses and Eliminations

Corporate expenses and eliminations decreased by $4 million for the three months ended June 30, 2009 primarily as a result of lower compensation expense.

Nine Months Ended June 30, 2009 Compared with Nine Months Ended June 30, 2008

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
Revenue by Type
Physical and Other	$1,262	$1,576	$(314)	-20%
Digital	485	443	42	9%
Licensing	168	169	(1)	-1%

Total Recorded Music	1,915	2,188	(273)	-12%
Mechanical	130	177	(47)	-27%
Performance	166	180	(14)	-8%
Synchronization	76	71	5	7%
Digital	38	28	10	36%
Other	6	11	(5)	-45%

Total Music Publishing	416	467	(51)	-11%
Intersegment elimination	(16)	(18)	2	-11%

Total Revenues	$2,315	$2,637	$(322)	-12%

Revenue by Geographical Location
U.S. Recorded Music	$867	$1,016	$(149)	-15%
U.S. Publishing	159	169	(10)	-6%

Total U.S.	1,026	1,185	(159)	-13%
International Recorded Music	1,048	1,172	(124)	-11%
International Publishing	257	298	(41)	-14%

Total International	1,305	1,470	(165)	-11%
Intersegment eliminations	(16)	(18)	2	-11%

Total Revenues	$2,315	$2,637	$(322)	-12%

Total Revenues

Total revenues decreased by $322 million, or 12%, to $2,315 million for the nine months ended June 30, 2009 from $2,637 million for the nine months ended June 30, 2008. Recorded Music and Music Publishing revenues represented 82% and 18% of total revenues for the nine months ended June 30, 2009, and for the nine months ended June 30, 2008, respectively, prior to intersegment eliminations. U.S. and international revenues represented 44% and 56% of total revenues for the nine months ended June 30, 2009, respectively, compared to 45% and 55% for the nine months ended June 30, 2008, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased $151 million, or 6%, for the nine months ended June 30, 2009.

Total digital revenues increased by $48 million, or 10%, to $519 million for the nine months ended June 30, 2009 from $471 million for the nine months ended June 30, 2008. Total digital revenues represented 22% and 18% of consolidated revenues for the nine months ended June 30, 2009 and 2008, respectively. Total digital revenues for the nine months ended June 30, 2009 were comprised of U.S. revenues of $340 million, or 65% of total digital revenues, and international revenues of $183 million, or 35% of total digital revenues. Total digital revenues for the nine months ended June 30, 2008 were comprised of U.S. revenues of $307 million, or 65% of total digital revenues, and international revenues of $164 million, or 35% of total digital revenues. Excluding the unfavorable impact of foreign currency exchange rates, total digital sales increased by $65 million, or 14%, for the nine months ended June 30, 2009.

Recorded Music revenues decreased by $273 million, or 12%, to $1,915 million for the nine months ended June 30, 2009 from $2,188 million for the nine months ended June 30, 2008. The decrease in Recorded Music revenues primarily reflected our fiscal fourth quarter-weighted release schedule, general economic pressures, and the transition from physical sales to digital sales in the recorded music industry. Additionally, the weak global economy and retail environment continued to have an impact on our results. These decreases were partially offset by an increase in concert promotion revenues, primarily related to our European tour business and an increase in digital revenues of $42 million. Digital revenue continued to increase as the transition from physical sales to digital sales in the recorded music industry continues but the rate of growth in the current-year quarter was negatively impacted by the timing of our release schedule, the timing and success of new product introductions and continued worldwide economic pressures. As digital revenues become a greater percentage of overall revenues, fluctuations in digital revenues between periods is becoming increasingly driven by the timing of releases. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $142 million, or 7%, for the nine months ended June 30, 2009.

Music Publishing revenues decreased by $51 million, or 11%, to $416 million for the nine months ended June 30, 2009 from $467 million for the nine months ended June 30, 2008. The decrease was due to declines in mechanical revenues of $47 million and performance revenues of $14 million, which reflected recessionary pressures and the effects of the industry-wide decrease in physical sales. These decreases were partially offset by increased digital and synchronization revenues. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $13 million, or 3%, for the nine months ended June 30, 2009.

Revenue by Geographical Location

U.S. revenues decreased by $159 million, or 13%, to $1,026 million for the nine months ended June 30, 2009 from $1,185 million for the nine months ended June 30, 2008 primarily due to a decrease of $161 million in sales of physical products and the related mechanical revenues which was a result of our fiscal fourth quarter-weighted release schedule, as well as the ongoing transition in the Recorded Music industry characterized by a shift in consumption patterns from sales of physical products to new forms of digital music. This decreased was partially offset by increased digital revenues.

International revenues decreased by $165 million, or 11%, to $1,305 million for the nine months ended June 30, 2009 from $1,470 million for the nine months ended June 30, 2008 due to decreases in the sale of physical product and the related mechanical revenues which were driven by our fiscal fourth quarter-weighted release schedule, general economic pressures, and the transition from physical sales to digital sales in the recorded music industry. Revenue growth in U.K., France and Italy were offset by decreases in Japan and Latin America. These decreases were offset by increases of $19 million in digital revenues, $10 million in licensing revenue, and increased revenues from the company’s European concert promotion business.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$793	$910	$(117)	-13%
Product costs	401	434	(33)	-8%
Licensing costs	60	55	5	9%

Total cost of revenues	$1,254	$1,399	$(145)	-10%

Our cost of revenues decreased by $145 million, or 10%, to $1,254 million for the nine months ended June 30, 2009 from $1,399 million for the nine months ended June 30, 2008. Expressed as a percentage of revenues, cost of revenues increased by one percentage point, to 54% for the nine months ended June 30, 2009 from 53% for the nine months ended June 30, 2008.

Artist and repertoire costs as a percentage of revenues slightly decreased to 34% for the nine months ended June 30, 2009, from 35% for the nine months ended June 30, 2008. The decrease in artists and repertoire costs was driven by decreased revenues for the current fiscal year as a result of our fiscal fourth quarter-weighted release schedule, which in turn resulted in decreased artist and repertoire spending. The decrease was further impacted by the continuing change in mix from the sale of physical products to new forms of digital revenues. These decreases were partially offset by higher royalty expense related to certain artist profit-sharing agreements.

Product costs increased as a percentage of revenues to 17% for the nine months ended June 30, 2009 from 16% for the nine months ended June 30, 2008. This increase was driven primarily by concert promotion and merchandising costs associated with artist services businesses. The decrease in product costs was due primarily to the change in mix from the sale of physical products to new forms of digital music.

Licensing costs increased $5 million, or 9%, to $60 million for the nine months ended June 30, 2009 from $55 million for the nine months ended June 30, 2008. Licensing costs as a percentage of licensing revenues increased to 36% in the current-year quarter from 33% in the prior-year quarter. The increase was primarily driven by changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$411	$444	$(33)	-7%
Selling and marketing expense	352	429	(77)	-18%
Distribution expense	48	62	(14)	-23%

Total selling, general and administrative expense	$811	$935	$(124)	-13%

(1)	Includes depreciation expense of $27 million and $35 million for the nine months ended June 30, 2009, and 2008, respectively.

Total selling, general and administrative expense decreased by $124 million, or 13%, to $811 million for the nine months ended June 30, 2009 from $935 million for the nine months ended June 30, 2008. Expressed as a percentage of revenues, selling, general and administrative expenses remained flat at 35%.

General and administrative expenses decreased by $33 million, or 7%, to $411 million for the nine months ended June 30, 2009 from $444 million for the nine months ended June 30, 2008. The decrease in general and administrative expense was the result of our continued focus on company-wide cost-management efforts and lower compensation expense.

Selling and marketing expense decreased by $77 million, or 18%, to $352 million for the nine months ended June 30, 2009 from $429 million for the nine months ended June 30, 2008. This decrease was primarily the result of our effort to better align selling and marketing expenses with revenues earned. Expressed as a percentage of revenues, selling and marketing expense decreased to 15% for the nine months ended June 30, 2009 from 16% for the nine months ended June 30, 2008.

Distribution expense remained flat at 2% of revenues.

Other income

Other income of $3 million for the nine months ended June 30, 2008 related to a contingent payment received related to settlement of copyright litigation against the operators of the KaZaA peer-to-peer network.

Reconciliation of Consolidated Historical OIBDA to Operating Income from Continuing Operations and Net Loss

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income from continuing operations, and further provides the components from operating income to net loss for purposes of the discussion that follows (in millions):

	For the Nine Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
OIBDA	$277	$341	$(64)	-19%
Depreciation expense	(27)	(35)	8	-23%
Amortization expense	(169)	(165)	(4)	2%

Operating income from continuing operations	81	141	(60)	-43%
Interest expense, net	(130)	(123)	(7)	6%
Minority interest income (expense)	6	(4)	10	—
Gain on sale of equity investment	36	—	36	—
Gain on foreign exchange transaction	9	—	9	—
Impairment of cost-method investments	(29)	—	(29)	—
Impairment of equity investment	(10)	—	(10)	—
Other income (expense), net	1	(4)	5	—

	For the Nine Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
Loss from continuing operations before income taxes	(36)	10	(46)	—
Income tax expense	(30)	(36)	6	-17%

Loss from continuing operations	(66)	(26)	(40)	—
Loss from discontinued operations, net of taxes	—	(21)	21	-100%

Net loss	$(66)	$(47)	$(19)	40%

OIBDA

Our OIBDA decreased by $64 million to $277 million for the nine months ended June 30, 2009 as compared to $341 million for the nine months ended June 30, 2008. Expressed as a percentage of revenues, total OIBDA margin was 12% for the nine months ended June 30, 2009 as compared to 13% for the nine months ended June 30, 2008. Our decreased OIBDA margin was primarily the result of negative operating leverage from lower sales on a similar fixed-cost base and declines in Japan related to the recession and timing of releases in that territory, partially offset by the effect of continued company wide cost-management.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $8 million, or 23%, to $27 million for the nine months ended June 30, 2009. The decrease was primarily related to the effects of lower capital spending in prior periods as well as lower expenses related to projects that have been fully depreciated.

Amortization expense

Amortization expense increased by $4 million, or 2%, to $169 million for the nine months ended June 30, 2009. The increase was due primarily to newly acquired intangible assets.

Operating income from continuing operations

Our operating income from continuing operations decreased $60 million, or 43%, to $81 million for the nine months ended June 30, 2009 as compared to $141 million for the nine months ended June 30, 2008. The decrease in operating income was primarily due to the decline in OIBDA noted above.

Interest expense, net

Our interest expense, net, increased $7 million, or 6%, to $130 million for the nine months ended June 30, 2009 as compared to $123 million for the nine months ended June 30, 2008. The increase was primarily related to the write-off of $18 million of previously unamortized deferred financing fees related to the senior secured credit facility, which we repaid in full in the current-year quarter. This increase was offset by a decrease in the interest rates on floating rate debt obligations we previously carried.

See “—Financial Condition and Liquidity” for more information.

Minority interest income (expense)

Minority interest increased $10 million for the nine months ended June 30, 2009 related primarily to the losses ascribed to minority holders.

Gain on sale of equity investment

During the nine months ended June 30, 2009, we sold our remaining equity stake in Front Line Management to Ticketmaster for $123 million in cash. As a result of the transaction, we recorded a gain on sale of equity investment of $36 million.

Gain on foreign exchange transaction

During the nine months ended June 30, 2009, we recorded a $9 million non-cash gain on a foreign exchange transaction as a result of a settlement of a short-term foreign denominated loan related to the Front Line Management sale.

Impairment of cost-method investments

During the nine months ended June 30, 2009, we determined that our cost-method investments in digital venture capital companies, including imeem and lala, were impaired largely due to the current economic environment and changing business conditions from the time of the initial investment. As a result, we recorded one-time charges of $29 million, including $16 million to write off our investment in imeem and $11 million to write down our investment in lala.

Impairment of equity investment

During the nine months ended June 30, 2009, we chose not to continue our participation in Equatrax, L.P. (formerly known as Royalty Services, L.P.) and Equatrax, LLC (formerly known as Royalty Services, LLC), which were formed in 2004 to develop an outsourced royalty platform. As a result, we wrote off the remaining $10 million related to our investment in the joint venture.

Other income (expense), net

Other income, net for the nine months ended June 30, 2009 included the gain on sale of a building. This gain was partially offset by net hedging losses on foreign exchange contracts, which represented currency exchange movements associated with inter-company receivables and payables that are short term in nature.

Income tax expense

We provided income tax expense of $30 million and $36 million for the nine months ended June 30, 2009 and 2008, respectively. The decrease in the income tax expense primarily related to a decrease in income earned by our foreign affiliates compared to the prior-year quarter.

During the quarter ended March 31, 2009, we settled our federal income tax audit with the IRS for the fiscal years ended September 30, 2004 through September 30, 2006. The IRS has now commenced its audit of the fiscal years ended September 30, 2008 and September 30, 2007. Various tax years are currently under examination by state and local and foreign tax authorities. With respect to open examinations, we do not expect the total reserve for uncertain tax positions to change significantly in the next twelve months

Loss from continuing operations

Our loss from continuing operations increased by $40 million, to $66 million, for the nine months ended June 30, 2009 as compared to $26 million for the nine months ended June 30, 2008. The increase was primarily the result of a decrease in OIBDA as discussed above, the impairment of our cost-method and equity investments, which was partially offset by the change in minority interest, our gain on the sale of our remaining stake in Front Line Management, our gain on a foreign exchange transaction and the decrease in income tax expense.

Loss from discontinued operations, net of taxes

During the nine months ended June 30, 2008, we discontinued our Bulldog operations. In connection with shutting down Bulldog, we incurred a loss of $21 million representing an impairment of goodwill recorded at the time of the decision to shut down its operations and incurred $3 million in severance and other costs.

Business Segment Results

Revenues, OIBDA and operating income (loss) from continuing operations by business segment are as follows (in millions):

	For the Nine Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
Recorded Music
Revenues	$1,915	$2,188	$(273)	-12%
OIBDA	240	316	(76)	-24%
Operating income from continuing operations	$103	$177	$(74)	-42%

Music Publishing
Revenues	$416	$467	$(51)	-11%
OIBDA	102	108	(6)	-6%
Operating income from continuing operations	$51	$55	$(4)	-7%

Corporate expenses and eliminations
Revenues	$(16)	$(18)	$2	-11%
OIBDA	(65)	(83)	18	-22%
Operating loss from continuing operations	$(73)	$(91)	$18	-20%

Total
Revenues	$2,315	$2,637	$(322)	-12%
OIBDA	277	341	(64)	-19%
Operating income from continuing operations	$81	$141	$(60)	-43%

Recorded Music

Revenues

Recorded Music revenues decreased by $273 million, or 12%, to $1,915 million for the nine months ended June 30, 2009 from $2,188 million for the nine months ended June 30, 2008. Recorded Music revenues represented 82% of consolidated revenues for both the nine months ended June 30, 2009 and 2008 prior to intersegment eliminations. U.S. Recorded Music revenues were $867 million and $1,016 million, or 45% and 46% of consolidated Recorded Music revenues for the nine months ended June 30, 2009 and 2008, respectively, prior to intersegment eliminations. International Recorded Music revenues were $1,048 million and $1,172 million, or 55% and 54% of consolidated Recorded Music revenues for the nine months ended June 30, 2009 and 2008, respectively.

The decrease in Recorded Music revenues primarily reflected our fiscal fourth quarter-weighted release schedule, general economic pressures and the transition from physical sales to digital sales in the recorded music industry. This decrease was partially offset by an increase in concert promotion revenues, primarily related to our European concert promotion business, and an increase in digital revenues of $42 million. Digital revenue continued to increase as the transition from physical sales to digital sales in the recorded music industry continues, but the rate of growth in the current-year quarter was negatively impacted by the timing of our release schedule, the timing and success of new product introductions and continued worldwide economic pressures. As digital revenues become a greater percentage of overall revenues, fluctuations in digital revenues between periods is becoming increasingly driven by the timing of releases. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $142 million, or 7%, for the nine months ended June 30, 2009.

OIBDA and Operating Income from Continuing Operations

Recorded Music OIBDA was $240 million for the nine months ended June 30, 2009 as compared to $316 million for the nine months ended June 30, 2008. Recorded Music operating income from continuing operations included the following (in millions):

	For the Nine Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
OIBDA	$240	$316	$(76)	-24%
Depreciation and amortization	(137)	(139)	2	-1%

Operating income from continuing operations	$103	$177	$(74)	-42%

Recorded Music OIBDA decreased by $76 million, or 24%, to $240 million for the nine months ended June 30, 2009 compared to $316 million for the nine months ended June 30, 2008. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 13% and 14% for the nine months ended June 30, 2009 and 2008, respectively. Our decreased OIBDA margin was primarily the result of negative operating leverage from lower sales on a fixed-cost base partially offset by the effect of company-wide cost-management efforts.

Recorded Music operating income from continuing operations decreased by $74 million due primarily to the decrease in OIBDA described above.

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$541	$615	$(74)	-12%
Product costs	401	434	(33)	-8%
Licensing costs	59	55	4	7%

Total cost of revenues	$1,001	$1,104	$(103)	-9%

Cost of revenues

Our Recorded Music cost of revenues decreased $103 million, or 9%, for the nine months ended June 30, 2009 and increased as a percentage of revenues from 50% for the nine months ended June 2008, to 52% for the nine months ended June 30, 2009. The decrease in cost of revenues was driven by decreased revenues for the current fiscal year as a result of our fiscal fourth quarter-weighted release schedule, which in turn, resulted in decreased artist and repertoire spending. The decrease was further impacted by the continuing change in mix from sale of physical products to new forms of digital revenues. These decreases were partially offset by higher royalty expense related to certain artist profit-sharing agreements.

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$295	$317	$(22)	-7%
Selling and marketing expense	347	417	(70)	-17%
Distribution expense	48	61	(13)	-21%

Total selling, general and administrative expense	$690	$795	$(105)	-13%

(1)	Includes depreciation expense of $16 million and $24 million for the nine months ended June 30, 2009 and 2008, respectively.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense decreased $105 million, or 13%, to $690 million for the nine months ended June 30, 2009. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expenses remained flat at 36% for the nine months ended June 30, 2009 and 2008. This dollar decrease was primarily driven by our efforts to better align selling and marketing expenses with revenues earned, the timing of our releases the effect of continued company-wide cost-management efforts, lower compensation expense and decreased distribution expense commensurate with the reduction of physical product sales.

Music Publishing

Revenues

Music Publishing revenues decreased by $51 million, or 11%, to $416 million for the nine months ended June 30, 2009 compared to $467 million for the nine months ended June 30, 2008. Music Publishing revenues represented 18% of consolidated revenues, for the nine months ended June 30, 2009 and 2008, respectively. U.S. Music Publishing revenues were $159 million and $169 million, or 38% and 36% of consolidated Music Publishing revenues for the nine months ended June 30, 2009 and 2008, respectively. International Music Publishing revenues were $257 million and $298 million, or 62% and 64% of consolidated Music Publishing revenues for the nine months ended June 30, 2009 and 2008.

The decrease in Music Publishing revenues was primarily due to declines in mechanical and performance revenues, which reflected recessionary pressures and the effects of the industry-wide decrease in physical sales. Digital sales represented 9% and 6% of Music Publishing revenues for the nine months ended June 30, 2009 and 2008, respectively.

OIBDA and Operating Income from Continuing Operations

Music Publishing operating income from continuing operations decreased to $51 million for the nine months ended June 30, 2009 from $55 million for the nine months ended June 30, 2008 due primarily to the decline in mechanical and performance revenue, partially offset by increases in digital and synchronization revenues and reduced cost of revenues. Music Publishing operating income from continuing operations includes the following (in millions):

	For the Nine Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
OIBDA	$102	$108	$(6)	-6%
Depreciation and amortization	(51)	(53)	2	-4%

Operating income from continuing operations	$51	$55	$(4)	7%

Music Publishing OIBDA decreased by $6 million, or 6%, to $102 million for the nine months ended June 30, 2009 from $108 million for the nine months ended June 30, 2008. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 25% and 23% for the nine months ended June 30, 2009 and 2008, respectively. The decline was due to primarily to recessionary pressures and the timing of royalty payments.

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$271	$315	$(44)	-14%

Total cost of revenues	$271	$315	$(44)	-14%

Cost of revenues

Music Publishing cost of revenues decreased by $44 million for the nine months ended June 30, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased from 67% for the nine months ended June 30, 2008 to 65% for the nine months ended June 30, 2009. The decrease was related to the decline in revenue and lower spending on unproven artists.

Music Publishing selling, general and administrative expenses are comprised of the following amounts (in millions):

	For the Nine Months Ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$46	$47	$(1)	2%

Total selling, general and administrative expense	$46	$47	$(1)	2%

(1)	Includes depreciation expense of $3 million for the nine months ended June 30, 2009 and 2008, respectively.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense decreased $1 million to $46 million for the nine months ended June 30, 2009 from $47 million for the nine months ended June 30, 2008. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense was 11% and 10% for the nine months ended June 30, 2009 and 2008, respectively.

Corporate Expenses and Eliminations

Corporate expenses and eliminations decreased $18 million to $65 million for the nine months ended June 30, 2009, compared to $83 million for the nine months ended June 30, 2008. The decrease was primarily driven by our continued company–wide cost-management efforts, resulting in lower IT and consulting expenses, and lower compensation expense.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At June 30, 2009, we had $1.688 billion of debt, $247 million of cash and equivalents (net debt of $1.441 billion, defined as total debt less cash and equivalents and short-term investments) and $3 million shareholder’s equity. This compares to $2.028 billion of debt, $313 million of cash and equivalents (net debt of $1.715 billion) and $43 million of shareholder’s equity at September 30, 2008. Net debt decreased by $258 million as a result of (i) the full repayment of our senior credit facility of $1.371 billion, (ii) an $8 million quarterly principal repayment of our long-term loans under our senior secured credit facility, (iii) a $20 million impact in foreign exchange rates on our Sterling-denominated Senior Subordinated Notes, offset by (iv) the issuance of $1.1 billion of Senior Secured Notes with an original issue discount of $41 million (for net proceeds of $1.059 billion), and (v) a $66 million decrease in cash and equivalents as more fully described below.

The $56 million increase in shareholder’s deficit during the nine months ended June 30, 2009 consisted of $82 million of net loss for the nine months ended June 30, 2009, offset by foreign currency exchange movements of $7 million, $8 million of stock compensation and deferred gains on derivative financials instruments of $11 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2009 and 2008 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following in millions:

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$198	$194
Investing activities	98	(148)
Financing activities	(343)	(88)

Operating Activities

Cash provided by operations was $198 million for the nine months ended June 30, 2009 compared to cash provided by operations of $194 million for the nine months ended June 30, 2008. The $4 million increase in cash provided by operations related primarily to the variable timing of our working capital requirements in association with our business cycle, partially offset by a decrease in cash paid for interest and taxes.

Investing Activities

Cash provided by investing activities was $98 million for the nine months ended June 30, 2009 as compared to cash used of $148 million for the nine months ended June 30, 2008. The $98 million of cash provided by investing activities in the nine months ended June 30, 2009 consisted primarily of proceeds received from the sale of our remaining stake in Front Line Management to Ticketmaster for $123 million and proceeds from the sale of a building of $8 million offset by $15 million in capital expenditures, cash used for acquisitions totaling $14 million and $8 million of cash used to acquire music publishing rights. The $148 million of cash used in investing activities in the nine months ended June 30, 2008 consisted primarily of the investments in FSE for $50 million, lala and imeem for $35 million and $20 million in capital expenditures.

Financing Activities

Cash used in financing activities was $343 million for the nine months ended June 30, 2009 compared to $88 million for the nine months ended June 30, 2008. The $343 million of cash used in financing activities in the nine months ended June 30, 2009 consisted of the full repayment of the senior credit facility of $1.371 billion, our normal quarterly repayments of debt of $8 million and $23 million of financing fees related to the Senior Secured Notes offset by $1.059 billion of net proceeds from the issuance of the Senior Secured Notes. The $88 million of cash used in financing activities in the nine months ended June 30, 2008 consisted of our quarterly repayments of debt and dividend payments.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements and any quarterly dividends we may elect to pay. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of June 30, 2009, our long-term debt consisted of $1.1 billion aggregate principal amount of Senior Secured Notes less unamortized discount of $41 million and $629 million of Senior Subordinated Notes. In connection with the refinancing, our senior secured credit facility was repaid in full during the nine months ended June 30, 2009 and both the term loan facility and revolving credit facility contained therein were terminated.

Senior Secured Notes

On May 28, 2009, we issued $1.1 billion aggregate principal amount of 9.50% Senior Secured Notes due 2016 pursuant to an indenture, dated as of May 28, 2009, among Acquisition Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. The Senior Secured Notes were issued at 96.289% of their face value for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (OID) was $41 million. The OID is equal to the difference between the stated principal amount and the issue price. The OID will be amortized over the term of the notes using the effective interest rate method and reported as non-cash interest expense. Financing fees of $24 million related to the Senior Secured Notes were deferred and are being amortized over the term of the notes.

The Senior Secured Notes mature on June 15, 2016. Interest on the Senior Secured Notes accrues at a rate of 9.50% per annum and is payable, commencing on December 15, 2009, semi-annually in arrears on June 15 and December 15 of each year to the holders of record on the immediately preceding June 1 and December 1. Interest on the Senior Secured Notes is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Senior Secured Notes are senior secured obligations that rank senior in right of payment to our subordinated indebtedness, including our senior subordinated notes. The obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of our existing direct or indirect wholly owned domestic subsidiaries and any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future. The Senior Secured Notes are not guaranteed by Holdings. All obligations under the Senior Secured Notes and the guarantees of those obligations are secured by first-priority liens, subject to permitted liens, in the assets of Holdings, Acquisition Corp., and the guarantors, which consist of the shares of Acquisition Corp., Acquisition Corp.’s assets and the assets of the guarantors, except for certain excluded assets.

At any time prior to June 15, 2012, Acquisition Corp., at its option, may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 109.50% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest provided that after such redemption at least 50% of the originally issued Senior Secured Notes remain outstanding. Prior to June 15, 2013, Acquisition Corp. may redeem some or all of the Senior Secured Notes at a price equal to 100% of the principal amount plus a make whole premium, as defined in the Indenture. The Senior Secured Notes are also redeemable in whole or in part, at Acquisition Corp.’s option, at any time on or after June 15, 2013 for the following redemption prices, plus accrued and unpaid interest:

Twelve month period beginning June 15,	Percentage
2013	104.750%
2014	102.375%
2015 and thereafter	100.000%

Upon the consummation and closing of a Major Music/Media Transaction, as defined in the Indenture at any time, prior to June 15, 2013, the Senior Secured Notes may be redeemed in whole or in part, at Acquisition Corp.’s option, at a redemption price of 104.75% plus accrued and unpaid interest. In the event of a change in control, as defined in the Indenture, each holder of the Senior

Secured Notes may require Acquisition Corp. to repurchase some or all of the respective Senior Secured Notes at a purchase price equal to 101% plus accrued and unpaid interest.

The indenture for the Senior Secured Notes contains a number of covenants that, among other things, limit (subject to certain exceptions), our ability and most of our subsidiaries’ ability to (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of its capital stock or make other restricted payments (as defined in the Indenture); (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain debt; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (vii) sell or otherwise dispose of its Music Publishing business; (viii) enter into certain transactions with affiliates and (ix) designate its subsidiaries as unrestricted subsidiaries.

We used the net proceeds from the Senior Secured Notes offering, plus approximately $335 million in existing cash, to repay in full all amounts due under its existing senior secured credit facility and pay related fees and expenses. In connection with the repayment, we terminated our revolving credit facility. Included in interest expense for the three and nine months ended June 30, 2009 is $18 million of previously unamortized deferred financing fees related to the senior secured credit facility. Such amounts were recognized as a result of the repayment of the senior secured credit facility.

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

The indenture governing the Senior Subordinated Notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of our capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to enter into certain transactions with affiliates and to designate our subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Discount Notes

Our immediate parent company, Holdings, issued debt in December of 2004. While Holdings is the issuer of such debt, it is a holding company that conducts substantially all of its business operations through us, its only asset and wholly owned subsidiary. As such, Holdings will be relying on us to make any payments of principal and interest as they become due.

As of June 30, 2009, Holdings had $247 million of debt on its balance sheet represented by the Holdings Discount Notes, net of issuance discounts. The Holdings Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments accrue. However, interest accrues on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity of $257 million on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum with the initial cash interest payment payable on June 15, 2010. The Holdings Discount Notes mature on December 15, 2014. Holdings’ primary source of liquidity to service its indebtedness will be cash flow generated from the operations of the Company. However, the terms of certain of the debt instruments governing our existing notes significantly restrict us and Holdings’ other subsidiaries from paying dividends, making distributions and otherwise transferring assets to Holdings. For example, our ability to make such payments is generally governed by a formula based on 50% of its consolidated net income (which, as defined in the indenture governing our existing notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004. In addition, as a condition to making such payments to Holdings based on such formula, we must have a ratio of Adjusted EBITDA to fixed charges (“Fixed Charge Coverage Ratio”) of at least 2.0 to 1.0 after giving effect to any such payments. We may also make payments to Holdings or other restricted payments if, on a pro forma basis after giving effect to any such payment, we have a Net Indebtedness to Adjusted EBITDA ratio of no greater than 3.75 to 1.0 and a Net Senior Indebtedness to Adjusted EBITDA Ratio of no greater than 2.5 to 1.0. We may also pay up to $45 million to Holdings or make other restricted payments without regard to any such provisions. Finally, our senior secured credit facility permits us to make payments to Holdings so that Holdings can pay interest in cash on its indebtedness (including on its notes) up to a maximum amount of $35 million in any fiscal year for the next five years. Thereafter, our senior secured credit facility permits Holdings to pay cash interest when due if it is then required to be paid in cash, assuming there has been no event of default under our senior secured credit facility.

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

Covenant Compliance

The indentures governing the Holdings Discount Notes and the Acquisition Corp. Senior Subordinated Notes and Senior Secured Notes contain certain financial covenants, which limit the ability of our restricted subsidiaries as defined in the indentures governing the notes to, among other things, incur additional indebtedness, issue certain preferred shares, pay dividends, make certain investments, sell certain assets, create liens on certain debt, and consolidate, merge, sell or otherwise dispose of all, or some of, our assets. In order for Acquisition Corp. and Holdings Corp. to incur additional debt or make certain restricted payments using certain exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes and Senior Secured Notes and the Holdings Discount Notes, the Fixed Charge Coverage Ratio, as defined in such indentures, must exceed a 2.0 to 1.0 ratio. Fixed Charges are defined in such indentures as consolidated interest expense excluding certain non-cash interest expense.

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes and Senior Secured Notes, and the Holdings Discount Notes significantly restrict Acquisition Corp., Holdings and other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from July 1, 2004 and July 1, 2009 under the indentures governing the Acquisition Corp. Senior Subordinated Notes and the Holdings Discount Notes, and the Acquisition Corp. Senior Secured Notes, respectively, plus proceeds from equity offerings and capital contributions, among other items. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA, as defined in the indenture, to interest expense ratio of at least 2.0 to 1.0 after giving effect to any such payments. Notwithstanding such restrictions, the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Holdings Discount Notes and the Acquisition Corp. Senior Secured Notes permit an aggregate of $45 million, $75 million, and $50 million, respectively, of such payments to be made by Acquisition Corp. and Holdings pursuant to the indentures, whether or not there is availability under the formula or the conditions to its use are met. The indenture governing the Senior Secured Notes also permits Acquisition Corp. to make restricted payments not to exceed $90 million in any fiscal year.

Acquisition Corp. and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes and Senior Secured Notes and the Holdings Discount Notes.

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued decline of industry-wide CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our Holdings Discount Notes, our Senior Subordinated Notes or our Senior Secured Notes and/or Parent’s common stock in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Holdings Discount Notes, Senior Subordinated Notes and/or our Senior Secured Notes with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 14 to our audited consolidated financial statements for the fiscal year ended September 30, 2008, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2009, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2008.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, and Australian dollar. During the three months ended June 30, 2009, the Company entered into additional foreign exchange hedge contracts and, as of June 30, 2009, the Company has outstanding hedge contracts for the sale of $128 million and the purchase of $391 million of foreign currencies at fixed rates. During the current-year quarter, certain of our foreign exchange contracts expired and new foreign exchange contracts were renewed with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of June 30, 2009, these Sterling-denominated notes had a carrying value of approximately $164 million. However, a weakening or strengthening of the U.S. dollar compared to the British Pound Sterling would not have an impact on the fair value of these Sterling notes, as these notes are completely hedged as of June 30, 2009. We did not enter into any additional hedges related to this debt subsequent to June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes, other than as noted below, in our Internal Controls over financial reporting or other factors during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we signed a contract during the first quarter of fiscal 2009 with a third-party service provider to outsource a significant portion of our IT functions. We began transitioning work to the service provider in December 2008, and the transition will continue through the following 18 months. In addition, in an effort to make our finance and accounting functions more efficient, as well as generate cost savings, we signed a contract during the third quarter of fiscal 2009 with a third-party service provider to outsource certain finance and accounting functions. We began transitioning work to the service provider in April 2009, and the transition will continue through the following 12 months. The outsourcing arrangements are expected to enhance the cost efficiency of these administrative functions. The outsourcing of these functions will have an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. We anticipate that internal controls over financial reporting could be further impacted in the future as these outsourced functions benefit from expected innovations and improvements from our service provider.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed and were later consolidated for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. This motion was granted on October 9, 2008. Plaintiffs appealed the decision. The Second Circuit has scheduled oral argument for September 26, 2009. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

You should carefully consider the following risks and other information in this report before making an investment decision with respect to shares of our Parent’s common stock or any of our other securities. The risks and uncertainties described below may not be the only ones facing us. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our Parent’s common stock or other securities could fall, and you may lose all or part of the money you paid to buy such securities.

Risks Related to our Business

The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably. Illegal downloading of music, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital and the distribution of music on mobile devices, and revenue streams from these new channels are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, websites, merchandising, touring, ticketing and artist management. As our expansion into these new areas is recent, we cannot determine how our expansion into these new areas will impact our business. Despite the increase in digital sales and expanded-rights revenues, revenues from these sources have yet to completely offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact that sales of music through new channels might have on the industry or when the decline in physical sales might be offset by the increase in digital sales and other expanded-rights revenues. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets.

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

Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand and other related matters. The current volatility and disruption to the capital and credit markets have reached unprecedented levels and have adversely impacted global economic conditions, resulting in significant recessionary pressures and lower consumer confidence and lower retail sales in general. While the music industry has been relatively resilient in prior financial downturns as its products are low priced relative to other entertainment goods, we cannot predict the impact of these general economic conditions on us or whether this downturn will be different. In addition, although we believe our cash provided by operations will provide us with sufficient liquidity through the current credit crisis, the impact of this crisis on our major customers and suppliers, including those who provide our manufacturing, packaging and physical distribution requirements, cannot be predicted and may be quite severe. The inability of major manufacturers to ship our products could impair our ability to meet delivery date requirements of our customers. A disruption of the ability of our significant customers to access liquidity could cause disruptions or an overall deterioration of their businesses which could lead to reductions in their future orders of our products or the failure on their part to meet their payment obligations to us. Consequently, demand could be different from our expectations due to factors including changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence, customer acceptance of our and competitors’ products, and changes in the level of inventory at retailers, any of which could have a material adverse effect on our results of operations.

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

We may have difficulty addressing the threats to our business associated with home copying and unauthorized downloading.

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, was illegal and not paid for, according to the IFPI 2009 Digital Music Report. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal file-sharing has a substantial negative impact on music sales. We are working to control this problem through further litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved adhered through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

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

The industry in which we operate is highly competitive, is based on consumer preferences and is rapidly changing. Additionally, the music industry requires substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful artists or songwriters or to match the prices or the quality of products and services, offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with the recorded music efforts of live events companies and artists who may choose to distribute their own works. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be adversely affected by technological developments that facilitate the piracy of music, such as peer-to-peer file-sharing and CD-R activity, by an inability to enforce our intellectual property rights in digital environments or by a failure to develop a successful business model applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on videocassettes and DVD, the Internet, computers and videogames.

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

We intend to increase revenues and cash flow through a business strategy which requires us, among other things, to continue to maximize the value of our music assets, to significantly reduce costs to maximize flexibility and adjust to new realities of the market, to continue to act to contain digital piracy, to diversify our revenue streams into growing segments of the music business by entering into expanded-rights deals with recording artists and by operating our artist services businesses, and to capitalize on digital distribution and emerging technologies.

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

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, charges U.S. consumers prices ranging from $0.69 to $0.99 to $1.29 per single-track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as we believe Apple’s iTunes controls more than two-thirds of the legitimate digital music track download business. If iTunes were to adopt a lower pricing model for our music recordings or if there were structural change to other download pricing models, we may receive substantially less per download for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other online music stores at present accept and post for sale all the recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music they will accept from music content owners like us, our revenues could be significantly reduced.

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

On June 30, 2009, we had $1.094 billion of goodwill and $100 million of indefinite lived intangible assets. Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, or FAS 142, requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. We tested our goodwill and other indefinite lived intangible assets for impairment in the fourth quarter of fiscal 2008 and concluded that such assets were not impaired. We continue to believe that conclusion is appropriate. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite lived intangible assets. If the value of the acquired goodwill or acquired indefinite lived intangible assets is impaired, our operating results and shareholder’s equity could be adversely affected.

We also had $1.353 billion of definite lived intangible assets at June 30, 2009. Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144, requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholder’s equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2008, approximately 54% of our revenues related to operations in foreign territories. For the three months ended June 30, 2009, approximately 56% of our revenues related to foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of June 30, 2009, we had partially hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the current fiscal year.

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

We also have several cost-method equity investments. We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We do not control these investments and could lose some or all of our investment in these entities. During the quarter ended March 31, 2009, we recorded write-offs of certain cost-method investments of $29 million. As of June 30, 2009 we had $13 million of cost-method investments remaining on our balance sheet. Our evaluation of investments in private companies is based on the fundamentals of the business, including, among other factors, the nature of their technologies and potential for financial returns.

The enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract could impair our ability to retain the services of key artists.

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in New York in April 2009 to create a statute similar to Section 2855 to limit contracts between artists and record companies to a term of seven years which term may be reduced to three years if the artist was not represented in the negotiation and execution of such contracts by qualified counsel experienced with entertainment industry law and practices, potentially affecting the duration of artist contracts. There is no assurance that California will not introduce legislation in the future seeking to repeal Subsection (b). The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

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

We are outsourcing certain functions, including our information technology infrastructure functions, and may outsource other back-office functions, which will make us more dependent upon third parties.

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we signed a contract during the first quarter of fiscal 2009 with a third-party service provider to outsource a significant portion of our IT infrastructure functions. This outsourcing initiative is a component of our ongoing strategy to monitor our costs and to seek additional cost savings. We expect to incur both transition costs and one-time employee termination costs during fiscal 2009 associated with this outsourcing initiative. As a result, we will be relying on third parties to ensure that our IT needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over IT processes, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our supplier. In addition, in an effort to make our finance and accounting functions more efficient, as well as generate costs savings, we signed a contract during the third quarter of fiscal 2009 with a third party service provider to outsource certain finance and accounting functions. A failure of our service providers to perform may have a significant adverse affect on our business. We may outsource other back-office functions in the future, which would increase our reliance on third parties.

We are controlled by entities that may have conflicts of interest with us.

The Investor Group controls a majority of our Parent’s common stock on a fully diluted basis. In addition, representatives of the Investor Group occupy substantially all of the seats on our Board of Directors and pursuant to a stockholders agreement, will have the right to appoint all of the independent directors to our board. As a result, the Investor Group has the ability to control our policies and operations, including the appointment of management, the entering into of mergers, acquisitions, sales of assets, divestitures and other extraordinary transactions, future issuances of our Parent’s common stock or other securities, the payments of dividends, if any, on our Parent’s common stock, the incurrence of debt by us and the amendment of our certificate of incorporation and bylaws. The Investor Group has the ability to prevent any transaction that requires the approval of our Board of Directors or the stockholders regardless of whether or not other members of our Board of Directors or stockholders believe that any such transaction is in their own best interests. For example, the Investor Group could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, the Investor Group is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investor Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investor Group continues to hold a majority of our Parent’s outstanding common stock, the Investor Group will be entitled to nominate a majority of our Board of Directors, and will have the ability to effectively control the vote in any election of directors. In addition, so long as the Investor Group continues to own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

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

On February 10, 2009, Live Nation and Ticketmaster Entertainment announced a proposed merger to form Live Nation Entertainment. The Live Nation-Ticketmaster merger has attracted intense scrutiny and is being reviewed by the U.S. Department of Justice, several State Attorneys General (including New York, California, Illinois, Florida and Massachusetts) and the U.K., where it has been referred to the Monopolies and Mergers Commission for a more detailed investigation. The merger would combine the world’s largest online ticketing, concert promotion and management companies including Front Line Management. The combined entity would control venues, ticketing and ancillary revenues derived from concerts, and in some cases would act as a record label as part of the expanded-rights deals Live Nation has signed with several artists. If this transaction is permitted to close, we cannot predict what impact it might have on us.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of June 30, 2009, our total consolidated indebtedness was $1.688 billion. In addition, as of June 30, 2009, we had an additional $3 million of letters of credit outstanding.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in any future senior secured credit facility and the indentures relating to our outstanding notes. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments in recording artists and songwriters, capital expenditures or dividends, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The indentures governing our outstanding notes restrict our ability to dispose of assets and use the proceeds from dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

The indentures governing our outstanding notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability, Holdings’ ability and the ability of our restricted subsidiaries to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our Parent’s common stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain indebtedness without in certain cases securing the applicable indebtedness;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

All of these restrictions could affect our ability to operate our business or may limit our ability to take advantage of potential business opportunities as they arise.

A reduction in our credit ratings could impact our cost of capital.

Although reductions in our debt ratings may not have an immediate impact on the cost of debt or our liquidity, they may impact the cost of debt and liquidity over the medium term and future access at a reasonable rate to the debt markets may be adversely impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2 is not applicable and has been omitted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable and has been omitted.

ITEM 5.	OTHER INFORMATION

Item 5 is not applicable and has been omitted.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of WMG Acquisition Corp. (1)

3.2	Amended and Restated Bylaws of WMG Acquisition Corp. (2)

4.1	Indenture, dated as of May 28, 2009, among WMG Acquisition Corp., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. (3)

4.2	Security Agreement, dated as of May 28, 2009, among WMG Acquisition Corp., WMG Holdings Corp., the Grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties and as Notes Authorized Representative. (3)

4.3	Copyright Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties. (3)

4.4	Patent Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties. (3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to exhibit 3.196 to WMG Acquisition Corp’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-12122)
(2)	Incorporated by reference to exhibit 3.197 to WMG Acquisition Corp’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-12122)
(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 29, 2009 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2009

WMG ACQUISITION CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/S/ STEVEN MACRI
Name:	Steven Macri
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)