Form 10-K
period 2009-09-30
WMG Acquisition Corp
filed 2009-11-25
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of November 20, 2009, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the Registrant’s common stock is indirectly owned by Warner Music Group Corp.

The registrant has omitted certain information from this report as the registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

WMG ACQUISITION CORP.

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We disclaim any duty to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – ‘Safe Harbor’ Statement Under Private Securities Litigation Reform Act of 1995.”

Our Company

We are one of the world’s major music content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s third-largest recorded music company and also the world’s third-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the U.S. We generated revenues of $3.176 billion during our fiscal year ended September 30, 2009.

Our Recorded Music business produces revenue primarily through the marketing, sale and licensing of recorded music in various physical (such as CDs, LPs and DVDs) and digital (such as downloads and ringtones) formats. We have one of the world’s largest and most diverse recorded music catalogs, including 28 of the 100 best selling albums in the U.S. of all time. Our Recorded Music business has also expanded its participation in image and brand rights associated with artists, including merchandising, sponsorships, touring and artist management. We often refer to these rights as “expanded rights” and to the recording agreements that provide us with participations in such rights as “expanded-rights deals.” Prior to corporate expenses and eliminations, our Recorded Music business generated revenues of $2.624 billion during our fiscal year ended September 30, 2009.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions and receives royalties or fees for their use. We publish music across a broad range of musical styles. We hold rights in over one million copyrights from over 65,000 songwriters and composers. Prior to corporate expenses and eliminations, our Music Publishing business generated revenues of $578 million during our fiscal year ended September 30, 2009.

Our Business Strengths

We believe the following competitive strengths will enable us to continue to generate stable cash flow through our diverse base of recorded music and music publishing assets:

Industry-Leading Recording Artists and Songwriters. We have been able to consistently attract, develop and retain successful recording artists and songwriters. Our talented artist and repertoire (“A&R”) teams are focused on finding and nurturing future successful recording artists and songwriters, as evidenced by our recent recorded music album and music publishing successes. This has enabled us to develop a large and varied catalog of recorded music and music publishing assets that generate stable cash flows. We believe these assets demonstrate our historical success in developing talent and will help to attract future talent in order to enable our continued success.

Stable, Highly Diversified Revenue Base. Our revenue base is derived primarily from relatively stable and recurring sources such as our music publishing library, our catalog of recorded music and new releases from our existing base of established artists. In any given year, only a small percentage of our total revenues depends on artists without an established track record, with any one of these artists typically representing no more than 1% of our revenues. We have built a large and diverse catalog of recordings and compositions that covers a wide breadth of musical styles, including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. We are a significant player in each of our major geographic regions. Expanding our Recorded Music business to participate in expanded rights further diversifies our revenue base. As of the end of fiscal 2009, we have expanded-rights deals in place with about half of our active global Recorded Music roster.

Flexible Cost Structure With Low Capital Expenditure Requirements. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements. We spent $27 million in capital expenditures for our fiscal year ended September 30, 2009 and $32 million and $29 million in capital expenditures for our fiscal years ended September 30, 2008 and September 30, 2007, respectively. We continue to seek sensible opportunities to convert fixed costs to variable costs (such as the sale of our CD and DVD manufacturing, packaging and physical distribution operations in 2003) and to enhance our effectiveness, flexibility, structure and performance by reducing and realigning long-term costs. We continue to implement changes to better align our workforce with the changing nature of the music industry by continuing to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. In addition, we have outsourced some back-office functions and will continue to look for opportunities to outsource additional back-office functions where it make us more efficient, increase our capabilities and save costs. Finally, we have contractual flexibility with regard to the timing and amounts of advances paid to existing recording artists and songwriters as well as discretion regarding future investment in new artists and songwriters, which further allow us to respond to changing industry conditions. The vast majority of our contracts cover multiple deliverables, most of which are only deliverable at our option.

Digital Leadership. We derive revenue from different digital business models and products, including digital downloads of single tracks and albums, digital subscription services, interactive webcasting, video streaming and downloads and mobile music, in the form of ringtones, ringback tones, full-track downloads and other products. We have established ourselves as a leader in the music industry’s transition to the digital era by expanding our distribution channels, establishing a strong partnership portfolio and developing innovative products and initiatives.

We have focused on expanding the scope and enhancing the structure of our distribution channels, particularly in the global space. We have agreements with carriers that have a combined base of approximately two billion wireless network subscribers. We have entered into content distribution agreements with mobile operators around the world to foster growth in digital music. We are seeking to better align our business models with the business drivers of our partners, creating commercial models that allow us to participate in customer acquisition, retention and lifetime-value creation of the consumer. Examples of this approach are new access-based models which bundle music with services or devices such as TDC’s “Play” and Nokia’s “Comes With Music.”

We have assembled a partnership portfolio with a broad range of online and mobile providers that goes beyond simple wholesale and retail arrangements. This focus on partnership enables us to help bring new entrants into the space and transform the digital music ecosystem. We continue to initiate and sustain strategic relationships with key retailers, operators, technology companies, device manufacturers and next generation digital providers. In December 2007, we started offering our recorded music catalog in the MP3 format to enable more retailers to partner with us to address consumers’ hardware platforms of choice. Some of the most important new digital music platforms are the rapidly growing social media communities. Music is a key catalyst that drives much of the sharing and networking activities of this massive audience. We believe that it is very important for us to capitalize on this phenomenon and unlock the social value of music through new business constructs. The MySpace Music joint venture with News Corp. and other music companies, which launched in September 2008, is one expression of this approach.

Finally, we believe that product innovation is crucial. We have focused on producing new music-based digital products for our digitally connected customers. We have integrated the development of innovative digital products and strategies throughout our business and established a culture of product innovation across the company aimed at leveraging our assets to drive creative product development. Through our digital initiatives we have established strong relationships with our customers, developed new products and become a leader in the expanding worldwide digital music business. This has allowed us to continue to increase our digital revenue to 22% of consolidated revenues in fiscal 2009.

Focus on Innovative A&R. We believe our relative size, the strength of our management team, our ability to respond to industry and consumer trends and challenges, our diverse array of genres, our large catalog of hit releases and songs and our valuable music publishing library have and will help us continue to successfully build our roster of recording artists and songwriters. We are constantly looking for new, innovative ways to develop and execute our A&R strategy and to continue to realize significant success in A&R. According to SoundScan data, we reported the highest U.S. album market share growth of all major music companies in total albums sold between calendar 2004 and calendar 2008. It was noted in the trade publication, Music & Copyright, that Warner Music Group became the third-largest Recorded Music business by global market share in 2006, rising from fourth-largest, further evidence of the ongoing success of our A&R strategy.

Leader in Independent Distribution. The combined strength of our U.S. distribution companies, Warner-Elektra-Atlantic Corporation (“WEA Corp.”), Ryko Distribution (acquired in May 2006 as part of our acquisition of Ryko Corporation (“Ryko”)) and Alternative Distribution Alliance (“ADA”), has established us as the independent music distribution leader in the U.S. In fiscal 2009, we combined Ryko’s distribution operations with ADA.

Our Strategy

We intend to increase revenues and cash flow through the following business strategies:

Attract, Develop and Retain Established and Emerging Recording Artists and Songwriters. A critical element of our strategy is to find, develop and retain recording artists and songwriters who achieve long-term success, and we intend to enhance the value of our assets by continuing to attract and develop new recording artists and songwriters with staying power and market potential. Our A&R teams seek to sign talented recording artists with strong potential, who will generate a meaningful level of revenues and increase the enduring value of our catalog by continuing to generate sales on an ongoing basis, with little additional marketing expenditure. We also work to identify promising songwriters who will write musical compositions that will augment the lasting value and stability of our music publishing library. We intend to evaluate our recording artist and songwriter rosters continually to ensure we remain focused on developing the most promising and profitable talent and remain committed to maintaining financial discipline in evaluating agreements with artists. We will also continue to evaluate opportunities to add to our catalog or acquire or make investments in companies engaged in businesses that are similar or complementary to ours on a selective basis. Recent acquisitions and investments include Get In Productions, an artist services company in Spain, Camus, a concert promotion company in France, Non-Stop Music, a leading production music library, and Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content.

Maximize the Value of Our Music Assets. Our relationships with recording artists and songwriters and our recorded music catalog and our music publishing library are our most valuable assets. We intend to continue to exploit the value of these assets through a variety of distribution channels, formats and products to generate significant cash flow from our music content. We believe that the ability to monetize our music content should improve over time as new distribution channels and the number of formats increase. We will seek to exploit the potential of previously unmonetized content in new channels, formats and product offerings, including premium-priced album bundles, ringtones and full-track video and full-track downloads on mobile phones. For example, we have a large catalog of music videos that we have yet to fully monetize, as well as unexploited album art, lyrics and B-side tracks that have never been released. We will also continue to work with our partners to explore creative approaches and constantly experiment with new deal structures and product offerings to take advantage of new distribution channels.

Enter into Expanded-Rights Deals to Form Closer Relationships with Recording Artists and Capitalize on the Growth Areas of the Music Industry. Since the end of calendar 2005, we have adopted a strategy of entering into expanded-rights deals with new recording artists. We have been very successful in entering into expanded-rights deals. This strategy has allowed us to create closer relationships with our recording artists through our provision of additional artist services and greater financial alignment. This strategy also has allowed us to diversify our recorded music revenue streams in order to capitalize on growth areas of the music industry such as merchandising, fan clubs, sponsorship and touring. We have significant in-house resources through hiring and acquisitions in order to provide additional services to our recording artists and third-party recording artists. Although the aggregate of non-traditional revenues from expanded-rights deals and revenues from our artist services businesses was less than 10% of our total revenue in fiscal 2009, we believe this strategy will contribute to recorded music revenue growth over time.

Focus on Continued Management of Our Cost Structure. We will continue to maintain a disciplined approach to cost management in our business and to pursue additional cost savings. We will also continue to monitor industry conditions to ensure that our business remains aligned with industry trends. For example, subsequent to the acquisition of substantially all of our recorded music and music publishing businesses from Time Warner effective March 1, 2004, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. The restructuring plan included the consolidation of our Elektra Records and Atlantic Records labels, rationalization of our global network, a reduction of our artist roster by approximately 30% and a reduction in our global workforce by approximately 20%. We completed substantially all of these restructuring efforts in fiscal 2005, implementing approximately $250 million of annualized cost savings. Subsequently, during the second quarter of fiscal 2007, we implemented a realignment plan to more aggressively shift resources from our physical sales channels to efforts focused on digital distribution and other new revenue streams. In an effort to make certain back-office functions more efficient, as well as generate cost savings, we signed a contract during the first quarter of fiscal 2009 with a third-party service provider to outsource a significant portion of our IT infrastructure functions. In addition, we signed a contract during the third quarter of fiscal 2009 with a third party service provider to outsource certain finance and accounting functions. These outsourcing initiatives are another component of our ongoing efforts to monitor our costs and to seek additional cost savings.

Capitalize on Digital Distribution. Emerging digital formats should continue to produce new means for the distribution and exploitation of our recorded music and music publishing assets. We believe that the development of legitimate online and mobile channels for the consumption of music content continues to hold significant promise and opportunity for the industry. Digital tracks and albums are not only reasonably priced for the consumer, but also offer a superior customer experience relative to illegal alternatives. Digital music is easy to use, offers uncorrupted, high-quality song files and integrates seamlessly with popular portable music players such as Apple’s iPod line, Microsoft’s Zune player and a wide variety of PlaysForSure compatible devices from Creative, Samsung and Sandisk. The consumer increasingly has a wide array of devices to choose from, including music-enabled phones from the iPhone, Nokia and LG. Research conducted by NPD in December 2008 shows that the above-mentioned characteristics of current digital music offerings are driving additional uptake. Approximately one-third of U.S. consumers age 13+ who started buying or bought more digital music in the past year did so because they found it to be a good value for the money; 43% did so to get content for their portable digital music players. Conversely, one-third of U.S. consumers age 13+ who stopped downloading or downloaded less music from file-sharing services did so because of concerns about getting spyware or viruses through these services—a protection afforded by legitimate digital music services. In addition, we believe digital distribution will stimulate incremental catalog sales given the ability to offer enhanced presentation and searchability of our catalog. We intend to continue to extend our global reach by executing deals in new markets and developing optimal business models that will enable us to monetize our content on emerging platforms like social media, where users are creating, posting and sharing their own music playlists as another expression of identity. Our research shows that 33% of young playlist users, who tend to be technologically savvy and device-enabled, have shared, posted and embedded their playlists on social network profile pages or blogs. Additionally, research conducted by NPD in the second quarter of 2009 shows that the incident of social network-based music consumption in general is significant, particularly among younger consumers. 20% of U.S. consumers age 13+ and 45% of U.S. teens age 13-17 consumed music via social networks during the quarter. Given that the worldwide market for smart phones is expected to triple to 31% penetration by 2013, we also expect to see significant migration of social networking to the mobile platform. According to Informa, the number of global mobile social network users is forecasted to increase from 92.5 million in 2008 to 698.1 million in 2013.

Contain Digital Piracy. Containing piracy is a major focus of the music industry and we, along with the rest of the industry, are taking multiple measures through the development of new business models, technological innovation, litigation, education and the promotion of legislation to combat piracy. We will continue to take a leadership role in the music industry’s war against piracy as well as continue to support the measures taken by Recording Industry Association of America (“RIAA”), International Federation of the Phonographic Industry (“IFPI”) and National Music Publishers’ Association (“NMPA”), including civil lawsuits, education programs, lobbying for tougher anti-piracy legislation and international efforts to preserve music copyrights. We also believe technologies geared towards degrading the illegal file-sharing process and tracking the source of pirated music offer a means to reduce piracy. Furthermore, legal actions by our industry, both in and outside the U.S., have been designed to educate consumers that obtaining music through unauthorized peer-to-peer networks is against the law and to deter illegal downloads. The industry has also been working with educational institutions to implement solutions to prohibit students from illegally downloading copyrighted material. We believe that consumer awareness of the illegality of piracy has increased as a result of these initiatives. We believe these actions, in addition to the expansive growth of legitimate online and mobile music offerings, will help to limit the revenues lost to digital piracy. We also believe that so-called “graduated response programs” with ISPs hold similar promise for limiting the revenues lost to digital piracy.

Company History

Our history dates back to 1929, when Jack Warner, president of Warner Bros. Pictures, founded Music Publishers Holding Company (“MPHC”) to acquire music copyrights as a means of providing inexpensive music for films. Encouraged by the success of MPHC, Warner Bros. extended its presence in the music industry with the founding of Warner Bros. Records in 1958 as a means of distributing movie soundtracks and further exploiting actors’ contracts. For over 50 years, Warner Bros. Records has led the industry both creatively and financially with the discovery of many of the world’s biggest recording artists. Warner Bros. Records acquired Frank Sinatra’s Reprise Records in 1963. Our Atlantic Records label was launched in 1947 by Ahmet Ertegun and Herb Abramson as a small New York-based label focused on jazz and R&B and Elektra Records was founded in 1950 by Jac Holzman as a folk music label. Atlantic Records and Elektra Records were merged in 2004 to form The Atlantic Records Group. Warner Music Group is today home to a collection of record labels, including Asylum, Atlantic, Cordless, East West, Elektra, Nonesuch, Reprise, Rhino, Roadrunner, Rykodisc, Sire, Warner Bros. and Word.

Since 1970, we have operated our Recorded Music business internationally through Warner Music International (“WMI”). WMI is responsible for the sale and marketing of our U.S. recording artists abroad as well as the discovery and development of international recording artists. Chappell & Intersong Music Group, including Chappell & Co., a company whose history dates back to 1811, was acquired in 1987, expanding our Music Publishing business. We continue to diversify our presence through acquisitions and joint ventures with various labels, such as the acquisition of a majority interest in Word Entertainment in 2002, our acquisition of Ryko in 2006, our acquisition of a majority interest in Roadrunner Music Group B.V. (“Roadrunner”) in 2007 and the acquisition of music publishing catalogs and businesses, such as the Non-Stop Music production music catalog.

In 2004, an investor group consisting of Thomas H. Lee Partners L.P. and its affiliates (“THL”), Bain Capital, LLC and its affiliates (“Bain Capital”), Providence Equity Partners, Inc. and its affiliates (“Providence Equity”) and Music Capital Partners L.P. (collectively, the “Investor Group”) acquired Warner Music Group from Time Warner Inc. (“Time Warner”) (the “Acquisition”). Warner Music Group became the only stand-alone music content company with publicly traded common stock in the U.S. in May 2005.

Recorded Music (82%, 82% and 83% of consolidated revenues, before intersegment eliminations, in fiscal 2009, 2008 and 2007, respectively)

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists.

We are also diversifying our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business. We are building artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands we help create. In developing our artist services business, we have both built and expanded in-house capabilities and expertise and have acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan club, original programming and video entertainment. We believe that entering into expanded-rights deals and enhancing our artist services capabilities will permit us to diversify revenue streams to better capitalize on the growth areas of the music industry and permit us to build stronger, long-term relationships with artists and more effectively connect artists and fans.

In the U.S., our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become our primary licensing division focused on acquiring broader licensing rights from certain catalog recording artists. For example, we have an exclusive license with The Grateful Dead to manage the band’s intellectual property and in November 2007 we acquired a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. We also conduct our Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Cordless, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

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

We play an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. Our recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded–rights deals where we acquire broader rights in a recording artist’s career, we may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. We believe expanded-rights deals create a better partnership with our artists, which allows us to work together more closely with them to create and sustain artistic and commercial success.

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. We also work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize our assets and create new revenue streams. As a music-based content company, we have assets that go beyond our recorded music and music publishing catalogs, such as our music video library, which we have begun to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

Artists and Repertoire (“A&R”)

We have a decades-long history of identifying and contracting with recording artists who become commercially successful. Our ability to select artists who are likely to be successful is a key element of our Recorded Music business strategy and spans all music genres and all major geographies and includes artists who achieve national, regional and international success. We believe that this success is directly attributable to our experienced global team of A&R executives, to the longstanding reputation and relationships that we have developed in the artistic community and to our effective management of this vital business function.

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

A significant number of our recording artists have continued to appeal to audiences long after we cease to release their new recordings. We have an efficient process for generating continued sales across our catalog releases, as evidenced by the fact that catalog usually generates approximately 40% of our recorded music album sales on a unit basis in the U.S. in a typical year. Relative to our new releases, we spend comparatively small amounts on marketing for catalog sales.

We maximize the value of our catalog of recorded music through our Rhino business unit and through activities of each of our record labels. We use our catalog as a source of material for re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar songs and artists.

Representative Worldwide Recorded Music Artists

The Academy Is.

Avenged Sevenfold

Bee Gees

Big & Rich

Black Sabbath

Bloc Party

James Blunt

Michelle Branch

Toni Braxton

Michael Bublé

Buckcherry

Tracy Chapman

Ray Charles

Cher

Chicago

Eric Clapton

Biffy Clyro

Cobra Starship

Phil Collins

The Corrs

Crosby, Stills & Nash

Craig David

Death Cab for Cutie

Deftones

Disturbed

Alesha Dixon

The Doors

The Eagles

Missy Elliott

The Enemy

Enya

Estelle

Lupé Fiasco

Flaming Lips

Fleetwood Mac

Aretha Franklin

Foreigner

Genesis

Gnarls Barkley

Goo Goo Dolls

Josh Groban

Grateful Dead

Green Day

Gym Class Heroes

H.I.M.

Johnny Hallyday

Emmylou Harris

Hard-Fi

Faith Hill

Jaheim

Katherine Jenkins

Mike Jones

Kid Rock

Killswitch Engage

Mark Knopfler

k.d. lang

Larry the Cable Guy

Led Zeppelin

Linkin Park

Madonna

Christophe Maé

Maná

Mastodon

matchbox twenty

MC Solaar

Metallica

Bette Midler

Luis Miguel

The Monkees

Alanis Morissette

Jason Mraz

Muse

Musiq Soulchild

My Chemical Romance

New Order

Nickelback

Notorious B.I.G.

Paolo Nutini

Panic At the Disco

Paramore

Sean Paul

Laura Pausini

Pendulum

Plies

Daniel Powter

Primal Scream

The Ramones

Red Hot Chili Peppers

R.E.M.

Rilo Kiley

Damien Rice

Todd Rundgren

Alejandro Sanz

Seal

Blake Shelton

Shikari

Shinedown

Paul Simon

Simple Plan

Frank Sinatra

Smashing Pumpkins

The Smiths

Regina Spektor

Staind

Stone Temple Pilots

Serj Tankian

Rod Stewart

The Streets

Rob Thomas

Rush

T.I.

Trans-Siberian Orchestra

Trey Songz

Twisted Sister

Uncle Kracker

The Used

Van Halen

Paul Wall

Westernhagen

The White Stripes

Wilco

The Wombats

The Wreckers

Neil Young

Young Dro

Youssou N’Dour

Zac Brown Band

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

We are also continuing to transition to other forms of business models with recording artists to adapt to changing industry conditions. The vast majority of the recording agreements we currently enter into are expanded-rights deals, in which we share in the touring, merchandising, sponsorship/endorsement, fan club or other non-recorded music revenues associated with those artists.

Marketing and Promotion

WEA Corp., ADA and Word market and sell our recorded music product in the U.S. Our approach to marketing and promoting our artists and their recordings is comprehensive. Our goal is to maximize the likelihood of success for new releases as well as stimulate the success of previous releases. We seek to maximize the value of each artist and release, and to help our artists develop an image that maximizes appeal to consumers.

We work to raise the profile of our artists, through an integrated marketing approach that covers all aspects of their interactions with music consumers. These activities include helping the artist develop creatively in each album release, setting strategic release dates and choosing radio singles, creating concepts for videos that are complementary to the artists’ work and coordinating promotion of albums to radio and television outlets. We also continue to experiment with ways to promote our artists through digital channels with initiatives such as windowing of content and creating product bundles by combining our existing album assets with other assets, such as bonus tracks and music videos. Digital distribution channels create greater marketing flexibility that can be more cost effective. For example, direct marketing is possible through access to consumers via websites and pre-release activity can be customized. When possible, we seek to add an additional personal component to our promotional efforts by facilitating television and radio coverage or live appearances for our key artists. Our corporate, label and artist websites provide additional marketing venues for our artists.

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

Manufacturing, Packaging and Physical Distribution

Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. We believe that the terms of our Cinram agreements reflect market rates. We also have arrangements with other suppliers and distributors as part of our manufacturing, packaging and physical distribution network throughout the rest of the world.

Sales

We generate sales from the new releases of current artists and our catalog of recordings. In addition, we actively repackage music from our catalog to form new compilations. Most of our sales are currently generated through the CD format, although we also sell our music through both historical formats, such as cassettes and vinyl albums, and newer digital formats.

Most of our physical sales represent purchases by a wholesale or retail distributor. Our return policies are in accordance with wholesale and retailer requirements, applicable laws and regulations, territory- and customer-specific negotiations, and industry practice. We attempt to minimize the return of unsold product by working with retailers to manage inventory and SKU counts as well as monitoring shipments and sell-through data.

We sell our physical recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music.

The digital sales channel—both online and mobile—has become an increasingly important sales channel. Online sales include sales of traditional physical formats through both the online distribution arms of traditional retailers such as fye.com and walmart.com and traditional online physical retailers such as Amazon.com, bestbuy.com and barnesandnoble.com. In addition, there has been a proliferation of legitimate online sites, which sell digital music on a per-album or per-track basis or offer subscription and streaming services. Several carriers also offer their subscribers the ability to download music on mobile devices. We currently partner with a broad range of online and mobile providers, such as iTunes, Napster, Rhapsody, Yahoo, Cingular, Sprint, T-Mobile, Verizon Wireless, Orange, Vodafone, Spotify, Virgin Mobile, Motorola, China Unicom, Vimpelcom, Telenor, YouTube, lala and MySpace Music and are actively seeking to develop and grow our digital business. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and sell digital products, it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales.

Our agreements with online and mobile service providers generally last one to two years. We believe that the short-term nature of our contracts enables us to maintain the flexibility that we need given the infancy of the digital business models.

We enter into agreements with digital service providers to make our masters available for sale in digital formats (e.g., digital downloads, mobile ringtones, etc.). We then provide digital assets for our masters to digital service providers in saleable form. Our agreements with digital service providers establish our fees for the sale of our product, which vary based on the type of product being sold. We typically receive sales accounting reports from digital service providers on a monthly basis, detailing the sales activity, with payments rendered on a monthly or quarterly basis.

Our business has historically been seasonal. In the recorded music business, purchases have historically been heavily weighted towards the last three months of the calendar year. However, since the emergence of digital sales, we have noted our business is becoming less seasonal in nature and driven more by the timing of our releases. As digital revenue increases as a percentage of our total revenue, this may continue to affect the overall seasonality of our business. For example, sales of MP3 players or gift cards to purchase digital music sold in the holiday season tend to result in sales of digital music in subsequent periods. However, seasonality with respect to the sale of music in new formats, such as digital, is still developing.

Music Publishing (18%, 18%, and 17% of consolidated revenues, before intersegment eliminations, in fiscal 2009, 2008 and 2007, respectively)

Where recorded music is focused on exploiting a particular recording of a song, music publishing is an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our music publishing business garners a share of the revenues generated from use of the song.

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Our best-selling songwriter/song owner and song accounted for less than 2% and

1% of our music publishing revenues, respectively, for the fiscal year ended September 30, 2009. Moreover, our music publishing library includes many standard titles that span multiple music genres and has demonstrated the ability to generate consistent revenues over extended periods of time. For example, over the last ten years, our top 10 earning songs, which include such titles as “Happy Birthday To You”, “Let It Snow, Let It Snow, Let It Snow,” “Star Wars” and “Rhapsody In Blue” have generally generated annual revenues of between $1 million and $2 million per song. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and HBO. In 2007, we entered the production music library business with the acquisition of Non-Stop Music. Production music is a complementary alternative to licensing standards and contemporary hits for television, film and advertising producers.

Music Publishing Portfolio

Representative Songwriters

India.Arie

Burt Bacharach

Michelle Branch

Michael Bublé

Eric Clapton

Bryan-Michael Cox

Dido

Dream

Kenneth Gamble and Leon Huff

George and Ira Gershwin

Green Day

Don Henley

Michael Jackson

Claude Kelly

Led Zeppelin

Lil Wayne

Little Big Town

Madonna

Maná

Johnny Mercer

George Michael

Van Morrison

Muse

Tim Nichols

Nickelback

Harry Nilsson

Paramore

Katy Perry

Plain White T’s

Cole Porter

Radiohead

The Ramones

R.E.M.

Damien Rice

Kevin Rudolf

Alejandro Sanz

Stephen Sondheim

Staind

T.I.

Timbaland

Van Halen

Van Morrison

Kurt Weill

Barry White

John Williams

Lucinda Williams

Rob Zombie

Representative Songs

1950s and Prior	1960s	1970s
Summertime	People	Behind Closed Doors
Happy Birthday To You	I Only Want To Be With You	Ain’t No Stopping Us Now
Night And Day	When A Man Loves A Woman	For The Love Of Money
The Lady Is A Tramp	I Got A Woman	A Horse With No Name
Too Marvelous For Words	People Get Ready	Moondance
Dancing In The Dark	Love Is Blue	Peaceful Easy Feeling
Winter Wonderland	For What It’s Worth	Layla
Ain’t She Sweet	This Magic Moment	Staying Alive
Frosty The Snowman	Save The Last Dance For Me	Star Wars Theme
When I Fall In Love	Viva Las Vegas	Killing Me Softly
Misty The Party’s Over On The Street Where You Live Blueberry Hill Makin’ Whoopee Dream A Little Dream Of Me It Had To Be You You Go To My Head As Times Go By Rhapsody In Blue Jingle Bell Rock	Walk On By Build Me Up Buttercup Everyday People Whole Lotta Love	Does Anybody Really Know What Time It Is? Saturday In The Park Stairway To Heaven Hot Stuff

1980s	1990s	2000 and After
Eye Of The Tiger	Creep	It’s Been Awhile
Slow Hand	Macarena	Photograph
The Wind Beneath My Wings	Sunny Came Home	Complicated
Endless Love	Amazed	U Got It Bad
Morning Train	This Kiss	Crazy In Love
Beat It	Believe	Cry Me A River
Jump	Smooth	White Flag
We Are the World	Livin’ La Vida Loca	Dilemma
Indiana Jones Theme	Losing My Religion	Work It
Celebration	Gonna Make You Sweat	Miss You
Like A Prayer	All Star	Burn
Flashdance		American Idiot
Save A Horse (Ride A Cowboy)
We Belong Together
Promiscuous
Crazy
Gold Digger
Hey There Delilah
Sexy Back
Whatever You Like
I Kissed A Girl
All Summer Long
Gotta Be Somebody
Single Ladies
Blame It
Touch My Body
Rockstar
Misery Business
4 Minutes
Home
Let It Rock
Circus
Take Me There

Music Publishing Royalties

Warner/Chappell, as a copyright owner and/or administrator of copyrighted musical compositions, is entitled to receive royalties for the exploitation of musical compositions. We continually add new musical compositions to our catalog, and seek to acquire rights in songs that will generate substantial revenue over long periods of time.

Music publishers generally receive royalties pursuant to mechanical, public performance, synchronization and other licenses. In the U.S., music publishers collect and administer mechanical royalties, and statutory rates are established by the U.S. Copyright Act of 1976, as amended, for the royalty rates applicable to musical compositions for sales of recordings embodying those musical compositions. In the U.S., public performance royalties are typically administered and collected by performing rights organizations and in most countries outside the U.S., collection, administration and allocation of both mechanical and performance income are undertaken and regulated by governmental or quasi-governmental authorities. Throughout the world, each synchronization license is generally subject to negotiation with a prospective licensee and, by contract, music publishers pay a contractually required percentage of synchronization income to the songwriters or their heirs and to any co-publishers.

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

Our Recorded Music business is also dependent on technological development, including access to, selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. In recent years, due to the growth in piracy, we have been forced to compete with illegal channels such as unauthorized, online, peer-to-peer file-sharing and CD-R activity. See “Industry Overview—Piracy.” Additionally, we compete, to a lesser extent, with alternative forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on videocassettes and DVD, the Internet, computers and videogames for disposable consumer income.

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to Music and Copyright, in 2008, the four largest major record companies were Universal, Sony Music Entertainment (“Sony”), EMI Music (“EMI”) and WMG, which collectively accounted for approximately 74% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 26%, including independent music companies. Universal was the market leader with a 29% worldwide market share in 2008, followed by Sony with a 21% share. WMG and EMI held a 15% and 10% share of worldwide recorded music sales, respectively. While market shares change moderately year-to-year, market shares have not historically changed significantly from year-to-year.

The music publishing business is also highly competitive. The top four music publishers collectively account for approximately 68% of the market. Based on Music & Copyright’s most recent estimates in May 2009, Universal Music Publishing Group, having acquired BMG Music Publishing Group in 2007, was the market leader in music publishing in 2008, holding a 23% global share. EMI Music Publishing was the second largest music publisher with an 18% share, followed by WMG (Warner/Chappell) at 15% and Sony/ATV Music Publishing LLC (“Sony/ATV”) at 12%. Independent music publishers represent the balance of the market, as well as many individual songwriters who publish their own works.

Intellectual Property

Copyrights

Our business, like that of other companies involved in music publishing and recorded music, rests on our ability to maintain rights in musical works and recordings through copyright protection. In the U.S., copyright protection for works created as “works made for hire” (e.g., works of employees or specially commissioned works) after January 1, 1978 lasts for 95 years from first publication or 120 years from creation, whichever expires first. The period of copyright protection for musical compositions and sound recordings that are not “works made for hire” lasts for the life of the author plus 70 years for works created on or after January 1, 1978. U.S. works created prior to January 1, 1978 generally enjoy a total copyright life of 95 years, subject to compliance with certain statutory provisions including notice and renewal. In the U.S., sound recordings created prior to February 15, 1972 are not subject to federal copyright protection but are protected by common law rights or state statutes, where applicable. The term of copyright in the European Union (“E.U.”) for musical compositions in all member states lasts for the life of the author plus 70 years. In the E.U., the term of copyright for sound recordings currently lasts for 50 years from the date of release.

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

In December 1996, two global copyright treaties, the WIPO Copyright Treaty and the WIPO Performances and Phonograms Treaty, were signed, securing the basic legal framework for the international music industry to trade and invest in online music businesses. The WIPO treaties were ratified by the requisite number of countries, including the U.S.

The E.U. has implemented these treaties through the European Copyright Directive, which was adopted by the E.U. in 2001. Legislation implementing the European Copyright Directive in each of the member states is underway. The European Copyright Directive harmonizes copyright laws across Europe and extends substantial protection for copyrighted works online. The E.U. has also put forward legislation aimed at assuring cross border coordination of the enforcement of laws related to counterfeit goods, including musical recordings.

Trademarks

We consider our trademarks to be valuable assets to our business. As such, we endeavor to register our major trademarks in every country where we believe the protection of these trademarks is important for our business. Our major trademarks include Atlantic, Elektra, Sire, Reprise, Rhino, WEA and Warner/Chappell. We also use certain trademarks pursuant to royalty-free license agreements. Of these, the duration of the license relating to the WARNER and WARNER MUSIC marks and “W” logo is perpetual. The duration of the license relating to the WARNER BROS. RECORDS mark and WB & Shield designs is fifteen years from February 29, 2004. Each of the licenses may be terminated under certain limited circumstances, which may include material breaches of the agreement, certain events of insolvency, and certain change of control events if we were to become controlled by a major filmed entertainment company. We actively monitor and protect against activities that might infringe, dilute, or otherwise harm our trademarks.

Joint Ventures

We have entered into joint venture arrangements pursuant to which we or our various subsidiary companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by the joint ventures. Examples of these arrangements are Frank Sinatra Enterprises, a joint venture established to administer licenses for use of Frank Sinatra’s name and likeness and manage all aspects of his music, film and stage content, and Roadrunner.

Employees

As of September 30, 2009, we employed approximately 3,400 persons worldwide, including temporary and part-time employees. None of our employees in the U.S. are subject to collective bargaining agreements, although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

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

A recognized industry leader for our environmental initiatives, Warner Music Group—in partnership with leading environmental advocacy organizations such as the Natural Resources Defense Council (NRDC) and NativeEnergy—has dedicated itself to the cause of environmental change since 2004. In 2009, our U.S. sales and retail marketing company, WEA Corp., won the inaugural Green Award for Environmental Responsibility at the National Association of Recording Merchandisers (NARM) Convention.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment, and relating to foreign and domestic operations, for each of the last three fiscal years is set forth in Note 18 to the Consolidated Audited Financial Statements.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar 2008, according to IFPI, generated $27.8 billion in retail value of sales. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. In the first three quarters of calendar 2009, according to SoundScan, 46% of all U.S. album unit sales were from recordings more than 18 months old, and 34% were from recordings more than three years old.

According to IFPI, the top five territories (the U.S., Japan, the U.K., Germany and France) accounted for 74% of the related sales in the recorded music market in calendar year 2008. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 31% of total calendar year 2008 recorded music sales on a retail basis. In addition, the U.S. and Japan are largely local music markets, with 93% and 80% of their calendar year 2008 physical music sales consisting of domestic repertoire, respectively. In contrast, the U.K., Germany and France have a higher percentage of international sales, with domestic repertoire constituting only 36%, 52% and 57% of these markets, respectively.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers. According to RIAA, record stores’ share of U.S. music sales has declined from 45% in calendar year 1999 to 30% in calendar year 2008. Over the course of the last decade, U.S. mass-market and other stores’ share grew from 38% in calendar 1999 to 54% in calendar year 2004, and with the subsequent growth of sales via online channels since that time, their share contracted to 28% in calendar year 2008. In recent years, online sales of physical product as well as digital downloads have grown to represent an increasing share of U.S. sales and combined they accounted for 28% of music sales in calendar year 2008. In terms of genre, rock remains the most popular style of music, representing 32% of 2008 U.S. unit sales, although genres such as rap/hip-hop, R&B, country and Latin music are also popular.

According to RIAA, from calendar years 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%, twice the rate of total entertainment spending. This growth, largely paralleled around the world, was driven by demand for music, the replacement of vinyl LPs and cassettes with CDs, price increases and strong economic growth. The industry began experiencing negative growth rates in calendar year 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a compound annual growth rate of 10%, although there was a 2.5% year-over-year increase recorded in 2004. In calendar year 2008, the physical business experienced a 28% year-over-year decline on a value basis. According to SoundScan, through November 15, 2009, calendar year-to-date U.S. recorded music album unit sales (excluding sales of digital tracks) are down approximately 13% year-over year. According to SoundScan, adding digital track sales to the unit album totals based on SoundScan’s standard ten-tracks-per-album equivalent, the U.S. music industry is down 9% in album unit sales calendar year to date through November 15, 2009. Similar declines have occurred in international markets, with the extent of declines driven primarily by differing penetration levels of piracy-enabling technologies, such as broadband access and CD-R technology, and economic conditions.

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

Piracy

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

•

Digital piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high-quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. These digital files can then be distributed for free over the Internet through anonymous peer-to-peer file sharing networks such as BitTorrent, Frostwire, and Limewire (“illegal downloading”). Alternatively, these files can be burned onto multiple CDs for physical distribution (“CD-R piracy”). IFPI estimates that 40 billion songs were illegally downloaded in 2008.

•

Industrial piracy (also called counterfeiting or physical piracy) involves mass production of illegal CDs and cassettes in factories. This form of piracy is largely concentrated in developing regions, and has existed for more than two decades. The sale of legitimate recorded music in these developing territories is limited by the dominance of pirated products, which are sold at substantially lower prices than legitimate products. The International Intellectual Property Alliance (IIPA) estimates that trade losses due to physical piracy of records and music in 47 key countries/territories around the world with copyright protection and/or enforcement deficiencies totaled $2 billion in 2008. The IIPA also believes that piracy of records and music is most prevalent in territories such as, Indonesia, Lebanon, Mexico, the People’s Republic of China, Peru, the Philippines and Vietnam, where privacy levels are in excess of 70%.

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

•

Educational: Led by RIAA and IFPI, the industry has launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. Data collected by RIAA in the first quarter of 2009 reflect that over 40% of the U.S. music-consuming population age 13 and older are aware of the recording industry’s efforts to educate consumers about obtaining music legally, and of those, about three-fourths (72%) believe that these efforts have been effective in helping them understand what is permissible in terms of obtaining music. The data also show that only a small minority of the U.S. music-consuming population age 13 and older currently believes that there is legal justification for engaging in file-sharing activities – one-third or less say that it is legal to make their music collections available for others to download or copy and/or to download or copy music from someone else’s collection.

•

Legal: In conjunction with its educational efforts, the industry has taken aggressive legal action against file-sharers and is continuing to fight industrial pirates. These actions include civil lawsuits in the U.S. and E.U. against individual pirates, arrests of pirates in Japan and raids against file-sharing services in Australia. U.S. lawsuits have largely targeted individuals who illegally share large quantities of music content. A number of court decisions, including the decisions in the cases involving Grokster and KaZaA, have held that one who distributes a device, such as P2P software, with the object of promoting its use to infringe copyright can be liable for the resulting acts of infringement by third parties using the device regardless of the lawful uses of the device.

•

Development of online and mobile alternatives: We believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales and monetization going forward, as they represent both an incremental revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the proliferation and early success of legitimate digital music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading and streaming, better search and discovery capabilities and seamless integration with portable digital music players. Legitimate online download stores and subscription music services began to be established between early 2002 and April 2003 beginning with the launch of Rhapsody in late 2001 and continuing through the launch of Apple’s iTunes music store in April 2003. Since then, many others (both large and small) have launched download, subscription, and ad-supported music services, offering a variety of models, including per-track pricing, per-album pricing and monthly subscriptions. According to IFPI in their “Digital Music Report 2008” publication, there are more than 500 legal online music sites providing alternatives to illegal file-sharing in markets around the world. The mobile music business has also grown rapidly, with mobile music revenues rising to nearly $1.6 billion in trade value in 2008, according to IFPI data. While revenues from ringtones initially drove the mobile music business, new mobile phones equipped with new capabilities are increasingly offering the capability for full-track downloads and streaming audio and video. These categories are accounting for a greater share of mobile music revenues while further expanding legitimate options.

These efforts are incremental to the long-standing push by organizations such as RIAA and IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy.

We believe these actions have had a positive effect. A survey conducted by The NPD Group, a market research firm, in December 2007 showed that 27% of U.S. Internet users aged 13 or older who downloaded music from a file-sharing service at any point in the past two years stopped or decreased their usage of such file-sharing services in the year covered by the survey.

Internationally, several recent governmental initiatives should also be helpful to the music industry. France recently enacted “graduated response” legislation pursuant to which repeat copyright infringers could have their Internet connections revoked and be subject to criminal penalties. South Korea and Taiwan have also passed graduated response laws. In addition, the U.K. has confirmed its intention to introduce the Digital Economy Bill pursuant to which proposed legislation would require ISPs to send notifications to infringing subscribers. They may also utilize technical measures to deal with repeat infringers (including suspension of subscriber accounts), and maintain identifying information on serious repeat infringers and hand it over to the rightsholders, if required for commencing court proceedings. In April 2009, Sweden implemented the Intellectual Property Rights Enforcement Directive, which was intended to ensure, among other things, the ability to effectively enforce copyright and other civil remedies. There is evidence to suggest that this is having a positive effect in reducing unlawful filesharing on the Internet in Sweden. We believe these actions, as well as other actions also currently being taken in many countries around the world, represent a positive trend internationally and a recognition by governments around the world that urgent action is required to reduce online piracy and in particular unlawful filesharing because of the harm caused to the creative industries. While these government actions have not come without controversy abroad, we continue to lobby for legislative change through music industry bodies and trade association in jurisdictions where enforcement of copyright in the context of online piracy remains problematic due to existing local laws or prior court decisions.

In the U.S., the legislature recently passed the PRO-IP Act of 2008, a law that protects copyrights both domestically and internationally. Echoing similar efforts across Europe and Australia, the PRO-IP Act toughens U.S. criminal laws against piracy and counterfeiting, and adds accountability in the law’s implementation. In addition, the Higher Education Act, which sets out provisions designed to ameliorate the peer-to-peer problem on college campuses was also recently enacted. The Act requires colleges to consistently disseminate information to better educate students about the policies, disciplinary actions, risks and penalties of peer-to-peer activities. Furthermore, for educational institutions to have continuing eligibility to federally funded assistance programs, they have to develop plans to effectively combat unauthorized content distribution on campus. We believe all of these actions further the efforts of the music industry to reduce the level of illegal file-sharing on the Internet.

Music Publishing

Background

Music publishing involves the acquisition of rights to, and licensing of, musical compositions (as opposed to recordings) from songwriters, composers or other rightsholders. Music publishing revenues are derived from five main royalty sources: Mechanical, Performance, Synchronization, Digital and Other.

In the U.S., mechanical royalties are collected directly by music publishers from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with NMPA, while outside the U.S., collection societies generally perform this function. Once mechanical royalties reach the publisher (either directly from record companies or from collection societies), percentages of those royalties are paid to any co-owners of the copyright in the composition and to the writer(s) and composer(s) of the composition. Mechanical royalties are paid at a penny rate of 9.1 cents per song per unit in the U.S. for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate) and 24 cents for ringtones. There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. In some cases, “controlled composition” provisions contained in some recording agreements may apply to the rates mentioned above pursuant to which artist/songwriters license their rights to their record companies at as little as 75% of these rates. The foregoing rates are in effect through December 31, 2012. In most other territories, mechanical royalties are based on a percentage of wholesale price for physical product and based on a percentage of consumer price for digital products. In international markets, these rates are determined by multi-year collective bargaining agreements and rate tribunals.

Throughout the world, performance royalties are typically collected on behalf of publishers and songwriters by performance rights organizations and collection societies. Key performing rights organizations and collection societies include: The American Society of Composers, Authors and Publishers (ASCAP), SESAC and Broadcast Music, Inc. (BMI) in the U.S.; Mechanical-Copyright Protection Society and The Performing Right Society (“MCPS/PRS”) in the U.K.; The German Copyright Society in Germany (“GEMA”) and the Japanese Society for Rights of Authors, Composers and Publishers in Japan (“JASRAC”). The societies pay a percentage (which is set in each country) of the performance royalties to the copyright owner(s) or administrators (i.e., the publisher(s)), and a percentage directly to the songwriter(s), of the composition. Thus, the publisher generally retains the performance royalties it receives other than any amounts attributable to co-publishers.

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads and mobile ringtones. The worldwide professional music publishing market was estimated to have generated approximately $4.1 billion in revenues in 2008 according to figures contained in the May 28, 2009 issue of Music & Copyright. Trends in music publishing vary by royalty source:

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

Executive Officers of the Registrant

The following table sets forth information as to our executive officers as of November 20, 2009, together with their positions and ages.

Name	Age	Position
Edgar Bronfman, Jr.	54	Chairman of the Board and CEO
Lyor Cohen	50	Vice Chairman, Warner Music Group Corp. and Chairman and CEO, Recorded Music—Americas and the U.K.
Michael D. Fleisher	44	Vice Chairman, Strategy and Operations
David H. Johnson	63	Chairman and CEO, Warner/Chappell Music
Mark Ansorge	46	Executive Vice President, Human Resources and Chief Compliance Officer
Steven Macri	40	Executive Vice President and Chief Financial Officer
Michael Nash	52	Executive Vice President, Digital Strategy and Business Development
Paul M. Robinson	51	Executive Vice President and General Counsel
Will Tanous	40	Executive Vice President and Chief Communications Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of Warner Music Group or one of its subsidiaries. There are no family relationships among any executive officers of Warner Music Group. The following information provides a brief description of the business experience of each of our executive officers.

Edgar Bronfman, Jr., 54, has served as our Chairman of the Board and CEO since March 1, 2004. Before joining Warner Music Group, Mr. Bronfman served as Chairman and CEO of Lexa Partners LLC, a management venture capital firm which he founded in April 2002. Prior to Lexa Partners, Mr. Bronfman was appointed Executive Vice Chairman of Vivendi Universal in December 2000. He resigned from his position as an executive officer of Vivendi Universal on December 6, 2001, resigned as an employee of Vivendi

Universal on March 31, 2002, and resigned as Vice Chairman of Vivendi Universal’s Board of Directors on December 2, 2003. Prior to the December 2000 formation of Vivendi Universal, Mr. Bronfman was President and CEO of The Seagram Company Ltd., a post he held since June 1994. During his tenure as the CEO of Seagram, he consummated $85 billion in transactions and transformed the company into one of the world’s leading media and communications companies. From 1989 until June 1994, Mr. Bronfman served as President and COO of Seagram. Between 1982 and 1989, he held a series of senior executive positions for The Seagram Company Ltd. in the U.S. and in Europe. Mr. Bronfman serves on the Boards of InterActiveCorp, Accretive Health, Inc. and the New York University Langone Medical Center. He is also the Chairman of the Board of Endeavor Global, Inc. and is a Member of the J.P. Morgan Chase National Advisory Board and the Council on Foreign Relations. Mr. Bronfman also serves as general partner at Accretive, LLC, a private equity firm, and is Vice-President of the Board of Trustees, The Collegiate School.

Lyor Cohen, 50, has served as the Vice Chairman, Warner Music Group Corp. and Chairman and CEO, Recorded Music—Americas and the U.K. since September 2008. Previously, Mr. Cohen was Chairman and CEO, Recorded Music North America from March 2008 to September 2008 and Chairman and CEO of U.S. Recorded Music since joining the company in March 1, 2004 to March 2008. From 2002 to 2004, Mr. Cohen was the Chairman and CEO of Universal Music Group’s Island Def Jam Music Group. Mr. Cohen served as President of Def Jam from 1988 to 2002. Previously, Mr. Cohen served in various capacities at Rush Management, a hip-hop management company, which he founded with partner Russell Simmons. Mr. Cohen is widely credited with expanding Island Def Jam beyond its hip-hop roots to include a wider range of musical genres.

Michael D. Fleisher, 44, has served as our Vice Chairman, Strategy and Operations, since September 2008. Previously Mr. Fleisher was our Executive Vice President and Chief Financial Officer since joining the company on January 1, 2005 to September 2008. Prior to joining Warner Music Group, Mr. Fleisher was Chairman and Chief Executive Officer of Gartner, Inc. Mr. Fleisher joined Gartner in 1993 and served in several roles including Chief Financial Officer prior to being named CEO in 1999. Previous to Gartner, he was at Bain Capital. Mr. Fleisher holds a bachelor’s degree from the Wharton School of the University of Pennsylvania.

David H. Johnson, 63, has served as the CEO of Warner/Chappell Music since December 2006. Mr. Johnson joined Warner Music Group in 1999. From 1999 to December 2006, Mr. Johnson held various positions with Warner Music Group, including Acting CEO of Warner/Chappell Music and Executive Vice President and General Counsel. Prior to joining Warner Music Group, Mr. Johnson spent nine years as Senior Vice President and General Counsel for Sony Music Entertainment. He also held several posts at CBS and was an associate in the law firm Mayer, Nussbaum, Katz & Baker. Mr. Johnson received a B.A. in political science from Yale University, a J.D. from the University of Pennsylvania Law School and an L.L.M. from New York University School of Law.

Mark Ansorge, 46, has served as our Executive Vice President, Human Resources and Chief Compliance Officer since August 2008. He was previously Warner Music Group’s Senior Vice President and Deputy General Counsel and has held various other positions within the legal department since joining the company in 1992. Since the company’s initial public offering in 2005, Mr. Ansorge has also served as Warner Music Group’s Chief Compliance Officer. Prior to joining Warner Music Group he practiced law as an associate at Winthrop, Stimson, Putnam & Roberts (now known as Pillsbury Winthrop Shaw Pittman LLP). Mr. Ansorge holds a bachelor of science degree from Cornell University’s School of Industrial and Labor Relations and a J.D. from Boston University School of Law.

Steven Macri, 40, has served as our Executive Vice President and Chief Financial Officer since September 2008. Previously, Mr. Macri was our Senior Vice President and Controller since joining the company in February 2005. Prior to joining Warner Music Group, he held the position of Vice President Finance at Thomson Learning (now Cengage Learning), which was a division of The Thomson Corporation. From 1998 to 2004, Mr. Macri held various financial and business development positions at Gartner, Inc. including SVP, Business Planning and Operations and SVP, Controller. Before joining Gartner, he held various positions in the accounting and finance departments of consumer packaged goods company Reckitt Benckiser. Mr. Macri began his career at Price Waterhouse LLP where he last served as a manager. Mr. Macri holds a bachelor of science degree from Syracuse University and an MBA from New York University Stern School of Business.

Michael Nash, 52, has served as our Executive Vice President, Digital Strategy and Business Development since June 2008. He was previously Warner Music Group’s Senior Vice President, Digital Strategy and Business Development since February 1, 2000. Prior to joining Warner Music Group, Mr. Nash was Executive Director of the Madison Project, an industry-first secure digital music distribution trial (1999), CEO and founder of Inscape, an interactive entertainment and games publishing joint venture with Warner Music Group and HBO that won numerous product awards (1994 - 1997) and Director of the Criterion Collection, where he worked closely with directors and artists such as Robert Altman, David Bowie, Terry Gilliam, Louis Malle, Nicolas Roeg and John Singleton on numerous special edition laserdiscs, the forerunner of the DVD format (1991 - 1994).

Paul M. Robinson, 51, has served as our Executive Vice President and General Counsel since December 2006. Mr. Robinson joined Warner Music Group’s legal department in 1995. From 1995 to December 2006, Mr. Robinson held various positions with Warner Music Group, including Acting General Counsel and Senior Vice President, Deputy General Counsel. Before joining Warner Music Group, Mr. Robinson was a partner in the New York City law firm Mayer, Katz, Baker, Leibowitz & Roberts. Mr. Robinson has a B.A. in English from Williams College and a J.D. from Fordham University School of Law.

Will Tanous, 40, has served as our Executive Vice President and Chief Communications Officer since May 2008. He was previously Warner Music Group’s Senior Vice President, Corporate Communications and has held various positions at Warner Music

Group since joining the company in 1993. Prior to joining Warner Music Group, Mr. Tanous held positions at Warner Music International and Geffen Records. He also served as president of two independent record labels. Mr. Tanous holds a B.A. from Georgetown University.

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. You may read and copy any documents filed by us at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. Warner Music Group Corp. (“Parent”), our parent company, has common stock listed on the NYSE under the symbol “WMG”. You can inspect and copy reports, proxy statements and other information about us and Parent at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an Internet site at www.wmg.com. We use our website as a channel of distribution of material company information. Financial and other material information regarding Warner Music Group is routinely posted on and accessible at http://investors.wmg.com. In addition, you may automatically receive email alerts and other information about Warner Music Group by enrolling your email by visiting the “email alerts” section at http://investors.wmg.com. We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. In addition, copies of Warner Music Group’s (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Executive, Nominating and Corporate Governance Committee and (iii) Code of Conduct which is applicable for all or our employees including our principal executive, financial and accounting officers, are available at our Internet site under “Investor Relations—Corporate Governance.” Copies will be provided to any stockholder upon written request to Investor Relations, 75 Rockefeller Plaza, New York, New York 10019, via electronic mail at Investor.Relations@wmg.com or by contacting Investor Relations at (212) 275-2000. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this report.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and other information in this report before making an investment decision with respect to shares of Parent’s common stock or any of our, or WMG Holding Corp.’s (“Holdings”), other securities. The risks and uncertainties described below may not be the only ones facing us. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our securities could fall, and you may lose all or part of the money you paid to buy such securities.

Risks Related to our Business

The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably. Illegal downloading of music, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music and the distribution of music on mobile devices and revenue streams from these new channels are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our recorded music business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, websites, merchandising, touring, ticketing and artist management. As our expansion into these new areas is recent, we cannot determine how our expansion into these new areas will impact our business. Despite the increase in digital sales and expanded rights revenues, revenues from these sources have yet to completely offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact that sales of music through new channels might have on the industry or when the decline in physical sales might be offset by the increase in digital sales and other expanded rights revenues. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, from the sale of music in CD and other physical recorded music formats.

Current uncertainty in global economic conditions could adversely affect our prospects and our results of operations.

Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand and other related matters. The current volatility and disruption to the capital and credit markets have reached unprecedented levels and have adversely impacted global economic conditions, resulting in significant recessionary pressures and lower consumer confidence and lower retail sales in general, which has negatively impacted our business. In addition, although we believe our cash provided by operations will provide us with sufficient liquidity through the current credit crisis, the impact of this crisis on our major customers and suppliers, including those who provide our manufacturing, packaging and physical distribution requirements, cannot be predicted and may be quite severe. The inability of major manufacturers to ship our products could impair our ability to meet delivery date requirements of our customers. A disruption of the ability of our significant customers to access liquidity could cause disruptions or an overall deterioration of their businesses which could lead to reductions in their future orders of our products or the failure on their part to meet their payment obligations to us. Consequently, demand could be different from our expectations due to factors including changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence, customer acceptance of our and competitors’ products, changes in the level of inventory at retailers and changes in the global advertising business, any of which could have a material adverse effect on our results.

There may be downward pressure on our pricing and our profit margins and reductions in shelf space.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures in DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple’s iTunes will continue to grow as a result of the decline of specialty music retailers, which could further increase their negotiating leverage. Several large specialty music retailers, including Tower Records and Musicland, have filed for bankruptcy protection. The declining number of specialty music retailers may not only put pressure on profit margins, but could also impact catalog sales as mass-market retailers generally sell top chart albums only, with a limited range of back catalog. Recently, global economic conditions have led to a continued challenging retailer landscape which was most pronounced in the U.K., where EUK, Pinnacle and Zavvi have each gone into administration, which is similar to bankruptcy in the U.S. See “Risk Factors—We are substantially dependent on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

Our prospects and financial results may be adversely affected if we fail to identify, sign and retain artists and songwriters and by the existence or absence of superstar releases and by local economic conditions in the countries in which we operate.

We are dependent on identifying, signing and retaining recording artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell records is also intense and the marketing expenditures necessary to compete have increased as well. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. Our competitive position is dependent on our continuing ability to attract and develop talent whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign and retain such artists under terms that are economically attractive to us. Our financial results may also be affected by the existence or absence of superstar artist releases during a particular period. Some music industry observers believe that the number of superstar acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the worldwide economic and retail environment, as well as the appeal of our Recorded Music catalog and our Music Publishing library.

We may have difficulty addressing the threats to our business associated with home copying and Internet downloading.

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, was illegal and not paid for, according to the IFPI 2009 Digital Music Report. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal file-sharing has a substantial negative impact on music sales. We are working to control this problem through further litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to the music industry. The IIPA estimates that trade losses due to physical piracy of records and music in 47 key countries/territories around the world with copyright protection and/or enforcement deficiencies totaled $2 billion in 2008. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

Our involvement in intellectual property litigation could adversely affect our business.

Our business is highly dependent upon intellectual property, an area that has encountered increased litigation in recent years. If we are alleged to infringe the intellectual property rights of a third party, any litigation to defend the claim could be costly and would divert the time and resources of management, regardless of the merits of the claim. There can be no assurance that we would prevail in any such litigation. If we were to lose a litigation relating to intellectual property, we could be forced to pay monetary damages and to cease the sale of certain products or the use of certain technology. Any of the foregoing may adversely affect our business.

Due to the nature of our business, our results of operations and cash flows may fluctuate significantly from period to period.

Our net sales, operating income and profitability, like those of other companies in the music business, are largely affected by the number and quality of albums that we release or that include musical compositions published by us, timing of our release schedule and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our operating cash flows. The timing of album releases and advance payments is largely based on business and other considerations and is made without regard to the timing of the release of our financial results. We report results of operations quarterly and our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments, which may result in significant fluctuations from period to period.

We may be unable to compete successfully in the highly competitive markets in which we operate and we may suffer reduced profits as a result.

The industry in which we operate is highly competitive, is based on consumer preferences and is rapidly changing. Additionally, the music industry requires substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices or the quality of products and services, offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with the recorded music efforts of live events companies and artists who may chose to distribute their own works. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file-sharing and CD-R activity, by an inability to enforce our intellectual property rights in digital environments and by a failure to develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on videocassettes and DVD, the Internet and computer and videogames.

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

We intend to increase revenues and cash flow through a business strategy which requires us, among other things, to continue to maximize the value of our music assets, to significantly reduce costs to maximize flexibility and adjust to new realities of the market, to continue to act to contain digital piracy and to diversify our revenue streams into growing segments of the music business by entering into expanded-rights deals with recording artists and by operating our artist services businesses and to capitalize on digital distribution and emerging technologies.

Each of these initiatives requires sustained management focus, organization and coordination over significant periods of time. Each of these initiatives also requires success in building relationships with third parties and in anticipating and keeping up with technological developments and consumer preferences and may involve the implementation of new business models or distribution platforms. The results of our strategy and the success of our implementation of this strategy will not be known for some time in the future. If we are unable to implement our strategy successfully or properly react to changes in market conditions, our financial condition, results of operations and cash flows could be adversely affected.

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

We have positioned ourselves to take advantage of online and mobile technology as a sales distribution channel and believe that the development of legitimate channels for digital music distribution holds promise for us in the future. Digital revenue streams of all kinds are important to offset continued declining revenues from physical CD sales industry-wide over time. However, legitimate channels for digital distribution are a recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales. However, we cannot be sure that we will generally continue to achieve higher margins from digital sales. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels introduces uncertainty regarding the potential impact of the “unbundling” of the album on our business. It remains unclear how consumer behavior will continue to change when customers are faced with more opportunities to purchase only favorite tracks from a given album rather than the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed. Furthermore, as new distribution channels continue to develop, we have to implement systems to process royalties on these new revenue streams. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due in a timely manner, we may experience delays or reduced accuracy as we increase the volume of our digital sales, which could have a negative effect on our relationships with artists and brand identity.

We are substantially dependent on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, charges U.S. consumers prices ranging from $0.69 to $1.29 per single-track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as we believe Apple’s iTunes controls more than two-thirds of the legitimate digital music track download business. If iTunes were to adopt a lower pricing model or if there were structural change to other download pricing models, we may receive substantially less per download for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other online music stores at present accept and make available for sale all the recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music they will accept from music content owners like us, our revenues could be significantly reduced.

A significant portion of our Music Publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by arbitration proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical rates are set pursuant to an arbitration process under the U.S. Copyright Act unless rates are determined through voluntary industry negotiations and performance rates are set by performing rights societies and subject to challenge by performing rights licensees. Outside the U.S., mechanical and performance rates are typically negotiated on an industry-wide basis. The mechanical and performance rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, rates our Recorded Music business receives in the U.S. for, among other sources of income and potential income, webcasting and satellite radio are set by an arbitration process under the U.S. Copyright Act unless rates are determined through voluntary industry negotiations. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. If the rates for Recorded Music income sources that are established through legally prescribed rate-setting processes are set too low, it could have a material adverse impact on our Recorded Music business or our business prospects.

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and shareholder’s equity.

On September 30, 2009, we had $1.040 billion of goodwill and $100 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. We tested our goodwill and other indefinite-lived intangible assets for impairment in the fourth quarter of fiscal 2009 and concluded that such assets were not impaired. We continue to believe that conclusion is appropriate. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholder’s deficit could be adversely affected.

We also had $1.317 billion of definite-lived intangible assets at September 30, 2009. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholder’s deficit.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 56% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2009. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of September 30, 2009, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

We may not have full control and ability to direct the operations we conduct through joint ventures and we do not control minority (equity and cost-method) investments.

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

We also have several equity and cost-method investments. We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We do not control these investments and could lose some or all of our investment in these entities. During the fiscal year ended September 30, 2009, we wrote down $11 million and wrote off $18 million of our cost-method investments, an aggregate of $29 million of write-offs. As of September 30, 2009, we had $13 million of cost-method investments remaining on our balance sheet. Our evaluation of investments in private companies is based on the fundamentals of the business, including, among other factors, the nature of their technologies and potential for financial returns.

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

The U.S. Copyright Act provides authors (or their heirs) a right to terminate U.S. licenses or assignments of rights in their copyrighted works. This right does not apply to works that are “works made for hire.” Since the effective date of U.S. copyright liability for sound recordings (February 15, 1972), virtually all of our agreements with recording artists provide that such recording artists render services under an employment-for-hire relationship. A termination right exists under the U.S. Copyright Act for U.S. rights in musical compositions that are not “works made for hire.” If any of our commercially available sound recordings were determined not to be “works made for hire,” then the recording artists (or their heirs) could have the right to terminate the U.S. rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting either at the end of 56 years from the date of copyright or on January 1, 1978, whichever is later). A termination of U.S. rights could have an adverse effect on our Recorded Music business. From time to time, authors (or their heirs) can terminate our U.S. rights in musical compositions. However, we believe the effect of those terminations is already reflected in the financial results of our Music Publishing business.

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

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the Acquisition, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. We continue to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams.

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

We are outsourcing our information technology infrastructure and certain finance and accounting functions and may outsource other back-office functions, which will make us more dependent upon third parties.

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we signed a contract during the first quarter of fiscal 2009 with a third-party service provider to outsource a significant portion of our IT infrastructure functions. This outsourcing initiative is a component of our ongoing strategy to monitor our costs and to seek additional cost savings. We incurred both transition costs and one-time employee termination costs during fiscal 2009 associated with this outsourcing initiative. As a result, we rely on third parties to ensure that our IT needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over IT processes, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our supplier. In addition, in an effort to make our finance and accounting functions more efficient, as well as generate cost savings, we signed a contract during the third quarter of fiscal 2009 with a third-party service provider to outsource certain finance and accounting functions. A failure of our service providers to perform may have a significant adverse effect on our business. We may outsource other back-office functions in the future, which would increase our reliance on third parties.

We are controlled by entities that may have conflicts of interest with us.

THL, Bain Capital and Providence Equity (collectively, the “Current Investor Group”) control a majority of the common stock of Parent on a fully diluted basis. In addition, representatives of the Current Investor Group occupy substantially all of the seats on the Board of Directors of Parent and pursuant to a stockholders agreement, have the right to appoint all of the independent directors to Parent’s board. As a result, the Current Investor Group has the ability to control our policies and operations, including the appointment of management, the entering into of mergers, acquisitions, sales of assets, divestitures and other extraordinary transactions, future issuances of Parent’s common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us and the amendment of our certificate of incorporation and Bylaws. The Current Investor Group has the ability to prevent any transaction that requires the approval of our Board of Directors or the stockholders regardless of whether or not other members of our Board of Directors or stockholders believe that any such transaction is in their own best interests. For example, the Current Investor Group could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, the Current Investor Group is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Current Investor Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Current Investor Group continues to hold a majority of the outstanding common stock of Parent, they will be entitled to nominate a majority of Parent’s Board of Directors, and will have the ability to effectively control the vote in any election of directors. In addition, so long as the Current Investor Group continues to own a significant amount of Parent’s equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

Our reliance on one company for the manufacturing, packaging and physical distribution of our products in North America and Europe could have an adverse impact on our ability to meet our manufacturing, packaging and physical distribution requirements.

Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. Accordingly, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, we would have difficulty satisfying our commitments to our wholesale and retail customers, which could have an adverse impact on our revenues. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels, and there are several capable substitute suppliers, it might be difficult for us to switch to substitute suppliers for any such services, particularly in the short term, and the delay and transition time associated with finding substitute suppliers could also have an adverse impact on our revenues.

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

We are highly leveraged. As of September 30, 2009, our total consolidated indebtedness was $1.686 billion.

Our high degree of leverage could have important consequences for our investors, including:

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our indentures relating to our outstanding notes. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

While Parent currently has sufficient cash to make scheduled interest payments in the future, Holdings, our immediate parent company, also may be relying on us and our subsidiaries to make payments on its borrowings. If we do not dividend funds to Holdings in an amount sufficient to make such payments, Holdings may default under the indenture governing its borrowings, which would result in all such notes becoming due and payable. Because our debt agreements have covenants that limit our ability to make payments to Holdings, Holdings may not have access to funds in an amount sufficient to service its indebtedness.

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

We own studio and office facilities and also lease certain facilities in the ordinary course of business. Our executive offices are located at 75 Rockefeller Plaza, New York, NY 10019. We have a ten-year lease ending on July 31, 2014 for our headquarters at 75 Rockefeller Plaza, New York, New York 10019. We also have a long-term lease ending on December 31, 2019, for office space in a building located at 3400 West Olive Avenue, Burbank, California 91505, used primarily by our Recorded Music business, and another lease ending on June 30, 2012 for office space at 1290 Avenue of the Americas, New York, New York 10104, used primarily by our Recorded Music business. We also have a five-year lease ending on April 30, 2013 for office space at 10585 Santa Monica Boulevard, Los Angeles, California 90025, used primarily by our Music Publishing business. We consider our properties adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. We have provided documents and other information in response to these requests and intend to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including us, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. Oral argument took place before the Second Circuit Court of Appeals on September 21, 2009. No decision has been issued. The Company intends to continue to defend against these lawsuits, including the appeal, vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

No matter was submitted to a vote of security holders of Parent during the fourth quarter of fiscal 2009.

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

The amounts available to us to pay any future cash dividends will be restricted by the indentures governing our outstanding notes, including the indenture governing our 9.5% Senior Secured Notes due 2016 and the indenture governing our 7.375% Senior Subordinated Dollar Notes due 2014 and 8.125% Senior Subordinated Sterling Notes due 2014. The amounts available to Parent to pay any future cash dividends will also be restricted by the indenture governing Holdings’ outstanding 9.5% Senior Discount Notes due 2014. The indentures governing our notes and the Holdings Notes limit our ability, the ability of Holdings and our respective subsidiaries to pay dividends to Parent. However, the indenture governing the Senior Secured Notes allows distributions not in excess of $90 million in any fiscal year which could be applied to pay regular quarterly cash dividends to holders of Parent’s common stock. In addition, under such indentures, generally we or Holdings may pay dividends or make other restricted payments depending on a formula based on 50% of consolidated net income as defined in our indentures. Furthermore, we and Holdings may also make restricted payments of up to $50 million under the indenture governing the Senior Secured Notes, $45 million under the indenture governing the Senior Subordinated Notes and $75 million under the indenture governing the Holdings Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity—Liquidity.”

ITEM 6.	SELECTED FINANCIAL DATA

Our summary balance sheet data as of September 30, 2009 and 2008, and the statement of operations and other data for each of fiscal years ended September 30, 2009, 2008 and 2007 have been derived from our audited financial statements included in this annual report on Form 10-K. Our summary statement of operations and other data for the fiscal year ended September 30, 2005 and 2006 have been derived from our audited financial statements that are not included in this annual report on Form 10-K. Our summary balance sheet data as of September 30, 2007, 2006 and 2005 were derived from our audited financial statements that are not included in this annual report on Form 10-K.

The following table sets forth our selected historical financial and other data as of the dates and for the fiscal years ended:

	September 30, 2005	September 30, 2006	September 30, 2007	September 30, 2008	September 30, 2009
Statement of Operations Data:
Revenues	$3,502	$3,516	$3,383	$3,491	$3,176
Net (loss) income (1)	(110)	75	(6)	(35)	(77)

Balance Sheet Data (at period end):
Cash and equivalents	$247	$326	$259	$313	$196
Total assets	4,461	4,461	4,496	4,425	3,882
Total debt (including current portion of long-term debt)	2,072	2,072	2,063	2,028	1,686
Shareholder’s equity (deficit)	235	215	121	43	(81)

Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$208	$310	$299	$296	$234
Investing activities	(54)	(128)	(273)	(167)	82
Financing activities	(460)	(109)	(106)	(75)	(433)
Capital expenditures	(30)	(30)	(29)	(32)	(27)

(1)	Net loss (income) for the fiscal year ended September 30, 2005 includes $102 million of costs associated with the initial public offering, including a $73 million loss on termination of the management agreement with the Investor Group and $29 million of one-time compensation expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “Annual Report”).

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

•

the ability to develop a successful business model applicable to a digital environment and to enter into expanded-rights deals with recording artists in order to broaden our revenue streams in growing segments of the music business;

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

•

the fact that we are outsourcing certain back office functions, such as IT infrastructure and development and certain finance and accounting functions, which will make us more dependent upon third parties;

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

INTRODUCTION

WMG Acquisition Corp. (the “Company”) is one of the world’s major music-based content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, the Company acquired such interests from Time Warner for approximately $2.6 billion. The Company is a direct, wholly owned subsidiary of WMG Holdings Corp., which in turn, is a direct, wholly owned subsidiary of Warner Music Group Corp. (“Parent”). Parent, Holdings and the Company were formed by the Investor Group on November 21, 2003 to facilitate the Acquisition.

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

•

Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2009, 2008 and 2007. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2009 and 2008, as well as a discussion of our financial condition and liquidity as of September 30, 2009. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of the key debt compliance measures under our debt agreements.

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

We are also diversifying our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business. We are building artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands we help create. In developing our artist services business, we have both built and expanded in-house capabilities and expertise and have acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan club, original programming and video entertainment . We believe that entering into expanded-rights deals and enhancing our artist services capabilities will permit us to diversify revenue streams to better capitalize on the growth areas of the music industry and permit us to build stronger, long-term relationships with artists and more effectively connect artists and fans.

In the U.S., our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become our primary licensing division focused on acquiring broader licensing rights from certain catalog recording artists. For example, we have an exclusive license with The Grateful Dead to manage the band’s intellectual property and in November 2007 we acquired a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Cordless, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

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

We play an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. Our recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded–rights deals where we acquire broader rights in a recording artist’s career, we may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. We believe expanded-rights deals create a better partnership with our artists, which allows the Company to work together more closely with them to create and sustain artistic and commercial success.

We have integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. We work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize our assets and create new revenue streams. As a music-based content company, our assets that go beyond our recorded music and music publishing catalogs, such as our music video library, which we have begun to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

Recorded Music revenues are derived from three main sources:

•

Physical and other: the rightsholder receives revenues with respect to sales of physical products such as CDs and DVDs. We are also diversifying our revenues beyond sales of physical products and receive other revenues from our artist services business and our participation in expanded rights associated with our artists and other artists, including sponsorship, fan club, websites, merchandising, touring, ticketing and artist and brand management;

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

Music Publishing Operations

Where recorded music is focused on exploiting a particular recording of a song, music publishing is an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the song.

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

•	General and administration costs—the costs associated with general overhead and other administrative costs.

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable and the worldwide market has contracted considerably, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and the distribution of music on mobile devices, significant revenue streams from these new formats are just beginning to emerge and have not yet reached a level where they offset the declines in CD sales. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our Music Publishing business generates a significant portion of its revenues from mechanical royalties from the sale of music in CD and other physical recorded music formats.

Current uncertainty in global economic conditions poses a risk to the overall economy, which could negatively affect demand for our products and other related matters. While the music industry has been relatively resilient in prior financial downturns as its products are low priced relative to other entertainment goods, we have been negatively impacted by these global economic conditions, which have resulted in significant recessionary pressures and lower customer confidence and lower retail sales in general. The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from our expectations. Even in the midst of the global economic slowdown, we remain committed to executing on our strategic initiatives and plan to continue our transformation to adapt to the changing music industry in order to maximize cash flow and profitability. We expect to adapt to the impact of the economic slowdown with a particular focus on cash and liquidity. We will monitor current events closely and take advantage of our flexible cost structure to minimize any impact.

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

The changes described above were all implemented in fiscal year 2007. We incurred substantially all of the costs associated with the realignment plan in fiscal year 2007. This included approximately $50 million of restructuring costs and $13 million of implementation costs, primarily all of which were paid in cash. In connection with the plan, we reduced headcount by approximately 400 employees. We expect that the majority of any cost savings will be offset by new business initiatives in areas related to digital distribution and video. There were no charges related to our realignment plan incurred in fiscal year 2009.

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

Mechanical Royalties Payment

In the fourth quarter of fiscal 2009, the U.S. recorded music and music publishing industries reached an agreement for payment of mechanical royalties which were accrued by U.S. record companies in prior years. In connection with this agreement, our music publishing business recognized a benefit of $25 million in revenue and $7 million in OIBDA.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2009 Compared with Fiscal Year Ended September 30, 2008 and Fiscal Year Ended September 30, 2007

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Revenue by Type
Physical and other	$1,745	$2,066	$2,180	$(321)	-16%	$(114)	-5%
Digital	656	599	434	57	10%	165	38%
Licensing	223	230	221	(7)	-3%	9	4%

Total Recorded Music	2,624	2,895	2,835	(271)	-9%	60	2%
Mechanical	192	225	228	(33)	-15%	(3)	-1%
Performance	226	243	213	(17)	-7%	30	14%
Synchronization	97	99	91	(2)	-2%	8	9%
Digital	54	40	27	14	35%	13	48%
Other	9	16	11	(7)	-44%	5	45%

Total Music Publishing	578	623	570	(45)	-7%	53	9%
Intersegment elimination	(26)	(27)	(22)	1	-4%	(5)	23%

Total Revenue	$3,176	$3,491	$3,383	$(315)	-9%	$108	3%

Revenue by Geographical Location
U.S. Recorded Music	$1,178	$1,380	$1,459	$(202)	-15%	$(79)	-5%
U.S. Publishing	238	225	212	13	6%	13	6%

Total U.S.	1,416	1,605	1,671	(189)	-12%	(66)	-4%
International Recorded Music	1,446	1,515	1,376	(69)	-5%	139	10%
International Publishing	340	398	358	(58)	-15%	40	11%

Total International	1,786	1,913	1,734	(127)	-7%	179	10%
Intersegment eliminations	(26)	(27)	(22)	1	-4%	(5)	23%

Total Revenue	$3,176	$3,491	$3,383	$(315)	-9%	$108	3%

Total Revenue

2009 vs. 2008

Total revenues decreased by $315 million, or 9%, to $3.176 billion for the fiscal year ended September 30, 2009 from $3.491 billion for the fiscal year ended September 30, 2008. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues comprised 82% and 18% of total revenues for the fiscal years September 30, 2009 and 2008, respectively. U.S. and international revenues comprised 44% and 56% of total revenues for the fiscal year ended September 30, 2009, respectively, compared to 46% and 54% for the fiscal year ended September 30, 2008, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased $112 million, or 3%.

Total digital revenues after intergsegment eliminations increased by $64 million, or 10%, to $703 million for the fiscal year ended September 30, 2009 from $639 million for the fiscal year ended September 30, 2008. Total digital revenue represented 22% and 18% of consolidated revenues for the fiscal years ended September 30, 2009 and 2008, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2009 were comprised of U.S. revenues of $457 million, or 64% of total digital revenues, and international revenues of $253 million, or 36% of total digital revenues. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2008 were comprised of U.S. revenues of $413 million, or 65% of total digital revenues, and international revenues of $226 million, or 35% of total digital revenues. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenues increased by $84 million, or 14%.

Recorded Music revenues decreased $271 million, or 9% to $2.624 billion for the fiscal year ended September 30, 2009, from $2.895 billion for the fiscal year ended September 30, 2008. This decrease was driven by the decrease in physical and other revenue of $321 million which primarily reflected general economic pressures and the transition from physical sales to new forms of digital sales in the recorded music industry, which adversely impacted our physical revenues. In addition, revenues in the prior fiscal year included the release of the largest selling album of calendar 2007 in the U.S. according to SoundScan, “Noel”, which sold approximately 5.6 million units globally, primarily during the first quarter of fiscal 2008. Licensing revenues also decreased $7 million primarily as a result of general economic pressures which led to reduced domestic advertising spending. The decrease in physical and licensing revenues were partially offset by an increase in concert promotion revenues related to our European concert promotion business and an increase in digital revenues of $57 million. Digital revenue increased as the transition from physical sales to new forms of digital sales in the recorded music industry continued, but the rate of growth in the current fiscal year was negatively impacted by the timing and success of commercial product introductions by our digital partners and continued worldwide economic pressures. As digital revenues become a greater percentage of overall revenues, fluctuations in digital revenues between periods is becoming increasingly driven by the timing of releases. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $117 million, or 4%, for the fiscal year ended September 30, 2009.

Music Publishing revenues decreased by $45 million, or 7%, to $578 million for the fiscal year ended September 30, 2009 from $623 million for the fiscal year ended September 30, 2008. The decrease in Music Publishing revenues was due primarily to declines in mechanical revenues of $33 million and performance revenues of $17 million, which reflected the effects of the industry-wide decrease in physical sales and general economic pressures. The decrease in mechanical revenues was partially offset by a $25 million benefit from an agreement reached by the U.S. recorded music and music publishing industries, which will result in the payment of mechanical royalties accrued in prior years by record companies. In addition, the decrease in mechanical and performance revenues was partially offset by an increase in digital revenues of $14 million as the transition from physical sales to digital sales continues. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues increased $4 million, or 1%, for the fiscal year ended September 30, 2009.

2008 vs. 2007

Total revenues increased by $108 million, or 3%, to $3.491 billion for the fiscal year ended September 30, 2008, from $3.383 billion for the fiscal year ended September 30, 2007. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues comprised 82% and 18% of total revenues for the fiscal year ended September 30, 2008, respectively, compared to 83% and 17% for the fiscal year ended September 30, 2007, respectively. U.S. and international revenues comprised 46% and 54% of total revenues for the fiscal year ended September 30, 2008, respectively, compared to 49% and 51% for the fiscal year ended September 30, 2007, respectively. Excluding the favorable impact of foreign currency exchange rates, total revenues declined $79 million or 2%.

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

Recorded Music revenues increased by $60 million, or 2%, to $2.895 billion for the fiscal year ended September 30, 2008 from $2.835 billion for the fiscal year ended September 30, 2007. This performance was tempered by the ongoing transition in the recorded music industry, which is characterized by a shift in consumption patterns from physical sales to new forms of digital music, the continued impact of digital piracy and, to a lesser extent, the Company’s efforts to manage retailer inventories. The increase was primarily attributable to increases in digital revenue of $165 million and strength in international revenues, primarily in parts of Europe and Japan. The increase in digital revenues reflected continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption and digital marketing efforts. This increase was partially offset by the decrease of $114 million in physical sales. The decrease in CD sales was driven by overall market declines in physical sales. In addition, the decreases reflected actions taken by U.S. retailers to actively manage their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product resulting in lower retailer physical inventory levels. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenue decreased $84 million, or 3% for the fiscal year ended September 30, 2008.

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

Revenue by Geographical Location

2009 vs. 2008

U.S. revenues decreased by $189 million, or 12%, to $1.416 billion for the fiscal year ended September 30, 2009 from $1.605 billion for the fiscal year ended September 30, 2008 due to general economic pressures and the transition from physical sales to new forms of digital sales in the recorded music industry, which also adversely impacted our physical revenues. In addition, domestic revenues in the prior fiscal year included the release of the largest selling album of calendar 2007 in the U.S. according to SoundScan, “Noel”, which sold over 4 million units in the U.S., largely during the first quarter of fiscal year 2008. The decrease in physical and other revenues of $228 million was partially offset by an increase in digital revenues of $44 million which continued to increase as the transition from physical sales to new forms of digital sales in the recorded music industry continues, but the rate of growth in the current-fiscal year was negatively impacted by the timing and success of commercial product introductions by our digital partners and continued economic pressures. As digital revenues become a greater percentage of overall revenues, fluctuations in digital revenues between periods is becoming increasingly driven by the timing of our releases.

International revenues decreased by $127 million, or 7%, to $1.786 billion for the fiscal year ended September 30, 2009 from $1.913 billion for the fiscal year ended September 30, 2008. Excluding the unfavorable impact of foreign currency exchange, international revenues increased $76 million, or 4%. The increase was driven by an increase in digital revenues and an increase in revenues from our European concert promotion business. These increases were offset by a decrease in sales of physical product and the related mechanical revenues which were driven by general economic pressures and the ongoing transition from physical sales to new forms of digital sales in the recorded music industry.

2008 vs. 2007

U.S. revenues decreased by $66 million, or 4%, to $1.605 billion for the fiscal year ended September 30, 2008 from $1.671 billion for the fiscal year ended September 30, 2007 due to a decrease of $159 million and $12 million in physical and other and licensing revenues, respectively. Overall decline in the U.S. Recorded Music business was due to declines in the physical business. This was partially offset by growth in U.S. digital revenues of $102 million, which was driven by growth and development of new distribution channels and digital marketing efforts.

International revenues increased by $179 million, or 10%, to $1.913 billion for the fiscal year ended September 30, 2008 from $1.734 billion for the fiscal year ended September 30, 2007. This increase was primarily related to an increase of $42 million in physical and other, an increase of $24 million in licensing revenues, an increase of $76 million in digital revenues and an increase in performance revenue of $24 million. The increase in physical sales primarily related to a strong local international repertoire and a larger number of top-selling albums in international territories, primarily in Europe and Japan. The increase in digital revenues reflected continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption. The increase in music publishing performance revenue was primarily related to the popularity of certain compositions.

See “Business Segment Results” presented hereinafter for a discussion of revenue by type for each business segment.

Cost of revenues

Our cost of revenues were composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,061	$1,181	$1,144	$(120)	-10%	$37	3%
Product costs	559	574	597	(15)	-3%	(23)	-4%
Licensing costs	78	77	70	1	1%	7	10%

Total cost of revenues	$1,698	$1,832	$1,811	$(134)	-7%	$21	1%

2009 vs. 2008

Our cost of revenues decreased by $134 million, or 7%, to $1.698 billion for the fiscal year ended September 30, 2009 from $1.832 billion for the fiscal year ended September 30, 2008. Expressed as a percent of revenues, cost of revenues was 53% and 52% for the fiscal years ended September 30, 2009 and 2008, respectively.

Artist and repertoire costs as a percentage of revenues were 33% and 34% for the fiscal years ended September 30, 2009 and 2008, respectively. The decrease in artist and repertoire costs was driven by decreased revenues for the fiscal year ended September 30, 2009 as compared with the fiscal year ended September 30, 2008, resulting from general economic pressures and the transition from physical sales to new forms of digital sales in the recorded music industry. As a percentage of revenues, artist and repertoire costs remained reasonably consistent.

Product costs decreased primarily as a result of the change in mix from the sale of physical products to new forms of digital music. Product costs as a percentage of revenues were 18% and 16% of revenues in the fiscal years ended September 30, 2009 and

2008, respectively. The increase as a percentage of revenues was driven primarily by international production costs associated with our European concert promotion business, which is typically lower in margin than our traditional recorded music business.

Licensing costs increased $1 million, or 1%, for the fiscal year ended September 30, 2009, and represented 35% and 33% of licensing revenues for the fiscal years ended September 30, 2009 and 2008, respectively.

2008 vs. 2007

Our cost of revenues increased by $21 million, or 1%, to $1.832 billion for the fiscal year ended September 30, 2008 from $1.811 billion for the fiscal year ended September 30, 2007. Expressed as a percent of revenues, cost of revenues were 52% and 54% for the fiscal years ended September 30, 2008 and 2007, respectively.

Artist and repertoire costs remained flat as a percentage of revenues at 34% for the fiscal years ended September 30, 2008 and 2007. The increase in artist and repertoire costs was driven primarily by increased royalty expenses paid as a result of increased revenues, higher royalty rates to proven artists and songwriters and increased costs related to new acquisitions.

Product costs decreased to 16% of revenues in the fiscal year ended September 30, 2008 from 18% of revenues in the fiscal year ended September 30, 2007. The decrease in product costs was due primarily to change in mix from physical to digital and lower obsolescence expense.

Licensing costs increased $7 million, or 10%, for the fiscal year ended September 30, 2008, and represented 33% and 32% of licensing revenues for the fiscal years ended September 30, 2008 and 2007, respectively. The increase in licensing costs was generally consistent with increased licensing revenues for the fiscal year ended September 30, 2007.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$564	$598	$546	$(34)	-6%	$52	10%
Selling and marketing expense	489	559	546	(70)	-13%	13	2%
Distribution expense	65	76	69	(11)	-14%	7	10%

Total selling, general and administrative expense	$1,118	$1,233	$1,161	$(115)	-9%	$72	6%

(1)	Includes depreciation expense of $37 million, $46 million and $40 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

2009 vs. 2008

Selling, general and administrative expense decreased by $115 million, or 9%, to $1.118 billion for the fiscal year ended September 30, 2009 from $1.233 billion for the fiscal year ended September 30, 2008. Expressed as a percent of revenues, selling, general and administrative expense remained flat at 35% for the fiscal years ended September 30, 2009 and 2008.

General and administrative expense decreased by $34 million, or 6%, to $564 million for the fiscal year ended September 30, 2009 from $598 million for the fiscal year ended September 30, 2008. The decrease in general and administrative expense was the result of our continued focus on company-wide cost-management efforts, lower compensation expense and lower depreciation expense.

Selling and marketing expense decreased primarily as a result of our effort to better align selling and marketing expenses with revenues earned. Expressed as a percentage of revenues, selling and marketing expense decreased to 15% for the fiscal year ended September 30, 2009 from 16% for the fiscal year ended September 30, 2008.

Distribution expense remained flat as a percentage of revenues at 2% for the fiscal years ended September 30, 2009 and September 30, 2008. The decrease in distribution expense was driven by the change in product mix.

2008 vs. 2007

Selling, general and administrative expense increased by $72 million, or 6%, to $1.233 billion for the fiscal year ended September 30, 2008 from $1.161 billion for the fiscal year ended September 30, 2007. Expressed as a percent of revenues, selling, general and administrative expenses were 35% and 34% for the fiscal years ended September 30, 2008 and 2007, respectively.

General and administrative expense increased by $52 million, or 10%, to $598 million for the fiscal year ended September 30, 2008 from $546 million for the fiscal year ended September 30, 2007. The increase in general and administrative costs was primarily driven by the 2007 fiscal year reduction of approximately $30 million in annual bonus expense compared to the 2008 fiscal year, costs related to recent acquisitions as well as higher IT infrastructure expense.

Selling and marketing expense remained flat as a percentage of revenues at 16% for the fiscal years ended September 30, 2008 and September 30, 2007.

Distribution expense remained flat as a percentage of revenues at 2% for the fiscal years ended September 30, 2008 and September 30, 2007. The increase in distribution expense was driven by the change in product mix.

Other income, net

2009 vs. 2008

Other income, net for the fiscal year ended September 30, 2008, included $3 million related to a contingent payment related to settlement of copyright litigation against the operators of the KaZaA peer-to-peer network.

2008 vs. 2007

Other income, net decreased by $70 million, or 96%, to $3 million for the fiscal year ended September 30, 2008 as compared to $73 million for the fiscal year ended September 30, 2007. Other income, net for the fiscal year ended September 30, 2008 included $3 million related to a contingent payment related to settlement of copyright litigation against the operators of the KaZaA peer-to-peer network. The 2007 fiscal year included $64 million related to the settlement of contingent claims held by us relating to Bertelsmann’s relationship with Napster in 2000-2001 that occurred in fiscal 2007.

Restructuring costs

Restructuring costs during in the fiscal year ended September 30, 2007 of $50 million were severance charges incurred in connection with our 2007 realignment plan. No restructuring costs were recorded during the fiscal years ended September 30, 2009 and September 30, 2008.

Reconciliation of Consolidated Historical OIBDA to Operating Income from Continuing Operations and Net Loss

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income from continuing operations, and further provides the components from operating income from continuing operations to net loss for purposes of the discussion that follows (in millions):

	For the Fiscal Years Ended September 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
OIBDA	$397	$475	$474	$(78)	-16%	$1	—
Depreciation expense	(37)	(46)	(40)	9	-20%	(6)	15%
Amortization expense	(225)	(222)	(206)	(3)	1%	(16)	8%

Operating income from continuing operations	135	207	228	(72)	-35%	(21)	-9%
Interest expense, net	(172)	(159)	(167)	(13)	8%	8	-5%
Minority interest income (expense)	4	(5)	(5)	9	—	—	—
Gain on sale of equity-method investment	36	—	—	36	—	—	—
Gain on foreign exchange transaction	9	—	—	9	—	—	—
Impairment of cost-method investments	(29)	—	—	(29)	—	—	—
Impairment of equity-method investments	(11)	—	—	(11)	—	—	—
Other income (expense), net	1	(8)	—	9	—	(8)	—

(Loss) income from continuing operations before income taxes	(27)	35	56	(62)	—	(21)	-38%
Income tax expense	(50)	(49)	(49)	(1)	2%	—	—

Loss from continuing operations	(77)	(14)	7	(63)	—	(21)	—
Loss from discontinued operations, net of taxes	—	(21)	(13)	21	-100%	(8)	62%

Net loss	$(77)	$(35)	$(6)	$(42)	—	$(29)	—

OIBDA

2009 vs. 2008

Our OIBDA decreased by $78 million to $397 million for the fiscal year ended September 30, 2009 as compared to $475 million for the fiscal year ended September 30, 2008. Expressed as a percentage of revenues, total OIBDA margin was 13% for the fiscal year ended September 30, 2009 and 14% for the fiscal year ended September 30, 2008. The decrease in OIBDA margin was primarily the result of negative operating leverage from lower sales on a similar fixed-cost base and declines related to the recession in Japan, which is a higher-margin territory, partially offset by the effect of continued company-wide cost-management efforts.

2008 vs. 2007

Our OIBDA increased by $1 million to $475 million for the fiscal year ended September 30, 2008 as compared to $474 million for the fiscal year ended September 30, 2007. Expressed as a percentage of revenues, total OIBDA margin was 14% for the fiscal years ended September 30, 2008 and 2007. Our decline in revenue from physical sales in fiscal 2008 was offset by increased revenue from digital sales and tighter control over operating costs.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

2009 vs. 2008

Depreciation expense decreased by $9 million, or 20%, to $37 million for fiscal year ended September 30, 2009. The decrease was primarily related to the effects of lower capital expenditures during the current fiscal year end as well as lower expenses related to projects that have been fully depreciated.

2008 vs. 2007

Depreciation expense increased by $6 million, or 15%, to $46 million for fiscal year ended September 30, 2008. The increase primarily related to the impact of higher capital expenditures and depreciation on acquisitions and investments in IT infrastructure with shorter useful lives.

Amortization expense

2009 vs. 2008

Amortization expense increased by $3 million, or 1%, to $225 million for the fiscal year ended September 30, 2009. The increase was due primarily to amortization on newly acquired intangible assets.

2008 vs. 2007

Amortization expense increased by $16 million, or 8%, to $222 million for the fiscal year ended September 30, 2008. The increase primarily related to additional amortization associated with the full year impact of amortization associated with acquisitions of certain recorded music catalog assets, including Roadrunner, and the acquisition of various music publishing copyrights.

Operating income from continuing operations

2009 vs. 2008

Our operating income decreased $72 million, or 35%, to $135 million for the fiscal year ended September 30, 2009 as compared to $207 million for the fiscal year ended September 30, 2008. Operating income margin decreased to 4% for the fiscal year ended September 30, 2009, from 6% for the fiscal year ended September 30, 2008. The decrease in operating income was primarily due to the decline in OIBDA and the increase in amortization expense, partially offset by the decrease in depreciation expense noted above.

2008 vs. 2007

Our operating income decreased $21 million, or 9%, to $207 million for the fiscal year ended September 30, 2008 as compared to $228 million for the fiscal year ended September 30, 2007. The decrease in operating income was primarily a result of the increase in depreciation and amortization expense noted above.

Interest expense, net

2009 vs. 2008

Our interest expense, net, increased $13 million, or 8%, to $172 million for the fiscal year ended September 30, 2009 as compared to $159 million for the fiscal year ended September 30, 2008. The increase was primarily related to the write-off of $18 million of previously unamortized deferred financing fees related to the senior secured credit facility which we repaid in full during the fiscal year ended September 30, 2009 and change in interest rates related to our refinancing in May of 2009.

2008 vs. 2007

Our interest expense, net, decreased $8 million, or 5%, to $159 million for the fiscal year ended September 30, 2008 as compared to $167 million for the fiscal year ended September 30, 2007. The decrease was the result of interest rate fluctuations in interest income earned on our cash balances.

See “—Financial Condition and Liquidity” for more information.

Minority interest income (expense)

2009 vs. 2008

Minority interest income for the fiscal year ended September 30, 2009 primarily related to the losses allocated to minority holders as compared with the fiscal year ended September 30, 2008, which consisted of minority interest expense related to the earnings allocated to minority holders.

2008 vs. 2007

Minority interest expense for the fiscal year ended September 30, 2008 remained flat at $5 million for the fiscal years ended September 30, 2008 and 2007. The minority interest expense related to the earnings allocated to minority holders.

Gain on sale of equity-method investment

During the fiscal year ended September 30, 2009, we sold our remaining equity stake in Front Line Management to Ticketmaster for $123 million in cash. As a result of the transaction, we recorded a gain on sale of equity-method investment of $36 million.

Gain on foreign exchange transaction

During the fiscal year ended September 30, 2009, we recorded a $9 million non-cash gain on a foreign exchange transaction as a result of a settlement of a short-term foreign denominated loan related to the Front Line Management sale.

Impairment of cost-method investments

During the fiscal year ended September 30, 2009, we determined that our cost-method investments in digital venture capital companies, including imeem and lala, were impaired largely due to the current economic environment and changing business conditions from the time of the initial investment. As a result, we recorded one-time charges of $29 million, including $16 million to write off our investment in imeem and $11 million to write down our investment in lala.

Impairment of equity-method investments

During the fiscal year ended September 30, 2009, we chose not to continue our participation in Equatrax, L.P. (formerly known as Royalty Services, L.P.) and Equatrax, LLC (formerly known as Royalty Services, LLC), which were formed in 2004 to develop an outsourced royalty platform. As a result, we wrote off the remaining $10 million related to our investment in the joint venture and another $1 million related to another smaller investment.

Other income (expense), net

2009 vs. 2008

Other income, net for the fiscal year ended September 30, 2009 included the gain on sale of a building and equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee, partially offset by net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature.

2008 vs. 2007

Other expense, net for the fiscal year ended September 30, 2008 primarily included net hedging losses on foreign exchange contracts, which represented currency exchange movements associated with inter-company receivables and payables that are short term in nature. These losses were offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax expense

2009 vs. 2008

We provided income tax expense of $50 million and $49 million for the fiscal year ended September 30, 2009 and 2008, respectively. The current year expense reflects the reversal of $15 million of previously recognized tax benefits associated with the tax amortization on indefinite lived intangibles from the Acquisition, offset by a benefit of $14 million from our new digital transfer pricing agreements.

During the quarter ended March 31, 2009, we settled our federal income tax audit with the IRS for the fiscal years ended September 30, 2004 through September 30, 2006. The IRS has now commenced its audit of the fiscal years ended September 30, 2008 and September 30, 2007. Various tax years are currently under examination by state and local and foreign tax authorities.

2008 vs. 2007

We provided income tax expense of $49 million for the fiscal years ended September 30, 2008 and 2007, respectively. Although there was an overall decrease in pre-tax income for the fiscal year ended September 30, 2008 as compared with the fiscal year ended September 30, 2007, the income tax expense remained the same primarily due to a greater share of income earned in foreign tax jurisdictions.

Loss from continuing operations

2009 vs. 2008

Our loss from continuing operations increased by $63 million to a loss of $77 million for the fiscal year ended September 30, 2009 as compared to a loss of $14 million for the fiscal year ended September 30, 2008. The increase was primarily driven by negative operating leverage from lower sales on a similar fixed-cost base and declines related to the recession in Japan, partially offset by the effect of continued company-wide cost-management efforts, and the net impact of non-operating activities, all which are more fully discussed above.

2008 vs. 2007

Our loss from continuing operations increased by $21 million, to a loss of $14 million for the fiscal year ended September 30, 2008 as compared to income of $7 million for the fiscal year ended September 30, 2007. The increase in loss from continuing operations was primarily the result of the decrease of other income of $70 million offset by restructuring costs in fiscal 2007 as well as an increase in depreciation and amortization expense and the net impact of non-operating activities, all which are more fully discussed above.

Loss from discontinued operations, net of taxes

During the fiscal year ended September 30, 2008, we discontinued our Bulldog operations. In connection with shutting down Bulldog, we incurred a loss of $18 million representing an impairment of goodwill recorded at the time of the initial disposition and incurred $3 million in severance and other costs. The amounts recorded in discontinued operations for the fiscal year ended 2007 reflect the summarized financial results of Bulldog for the prior period.

Net loss

2009 vs. 2008

Our net loss increased by $42 million to a net loss of $77 million for the fiscal year ended September 30, 2009 as compared to a net loss of $35 million for the fiscal year ended September 30, 2008. The increase in net loss was primarily the result of the factors noted above with respect to our loss from continuing operations.

2008 vs. 2007

Our net loss increased by $29 million, to a net loss of $35 million for the fiscal year ended September 30, 2008 as compared to a net loss of $6 million for the fiscal year ended September 30, 2007. The increase in net loss was primarily the result of the factors described above with respect to continuing operations plus the loss from discontinued operations discussed above.

Business Segment Results

Revenue, OIBDA and operating income (loss) from continuing operations by business segment are as follows (in millions):

	For the Fiscal Years Ended September 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Recorded Music
Revenue	$2,624	$2,895	$2,835	$(271)	-9%	$60	2%
OIBDA (1)	336	416	421	(80)	-19%	(5)	-1%
Operating income from continuing operations (1)	$153	$233	$249	$(80)	-34%	$(16)	-6%

Music Publishing
Revenue	$578	$623	$570	$(45)	-7%	$53	9%
OIBDA (1)	161	162	160	(1)	-1%	2	1%

	For the Fiscal Years Ended September 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Operating income from continuing operations (1)	$93	$91	$98	$2	2%	$(7)	-7%

Corporate Expenses and Eliminations
Revenue	$(26)	$(27)	$(22)	$1	-4%	$(5)	23%
OIBDA (1)	(100)	(103)	(107)	$3	-3%	4	-4%
Operating loss from continuing operations (1)	$(111)	$(117)	$(119)	$6	-5%	$2	-2%

Total
Revenue	$3,176	$3,491	$3,383	$(315)	-9%	$108	3%
OIBDA (1)	397	475	474	$(78)	-16%	$1	—
Operating income from continuing operations (1)	$135	$207	$228	$(72)	-35%	$(21)	-9%

(1)	OIBDA and operating income (loss) from continuing operations for the fiscal year ended September 30, 2007 included $50 million of restructuring costs. Of such amount, $46 million related to Recorded Music, $2 million related to Music Publishing and $2 million related to Corporate. OIBDA and operating income (loss) from continuing operations for the fiscal year ended September 30, 2007 also includes a benefit of $64 million of other income related to the settlement of contingent claims held by us related to Bertelsmann’s relationship with Napster in 2000-2001. Of such amount, $61 million related to Recorded Music and $3 million related to Music Publishing.

Recorded Music

Revenues

2009 vs. 2008

Recorded Music revenues decreased by $271 million, or 9%, to $2.624 billion for the fiscal year ended September 30, 2009 from $2.895 billion for the fiscal year ended September 30, 2008. Prior to intersegment eliminations, Recorded Music revenues represented 82% of consolidated revenues for the fiscal years ended September 30, 2009 and 2008. U.S. Recorded Music revenues were $1.178 billion and $1.380 billion, or 45% and 48% of Recorded Music revenues for the fiscal year ended September 30, 2009 and 2008, respectively. International Recorded Music revenues were $1.446 billion and $1.515 billion, or 55% and 52% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2009 and 2008, respectively.

The decrease in Recorded Music revenues primarily reflected general economic pressures and the transition from physical sales to new forms of digital sales in the recorded music industry. This decrease was partially offset by an increase in concert promotion revenues related to our European concert promotion business, and an increase in digital revenues of $57 million. Digital revenue continued to increase as the transition from physical sales to new forms of digital sales in the recorded music industry continues, but the rate of growth in the current year quarter was negatively impacted the timing and success of commercial product introductions by our digital partners and continued worldwide economic pressures. As digital revenues become a greater percentage of overall revenues, fluctuations in digital revenues between periods is becoming increasingly driven by the timing of releases. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $117 million, or 4%, for the fiscal year ended September 30, 2009.

2008 vs. 2007

Recorded Music revenues increased by $60 million, or 2%, to $2.895 billion for the fiscal year ended September 30, 2008 from $2.835 billion for the fiscal year ended September 30, 2007. Recorded Music revenues represented 82% and 83% of consolidated revenues, prior to intersegment eliminations, for the fiscal year ended September 30, 2008 and 2007, respectively. U.S. Recorded Music revenues were $1.380 billion and $1.459 billion, or 48% and 51% of Recorded Music revenues for the fiscal year ended September 30, 2008 and 2007, respectively. International Recorded Music revenues were $1.515 billion and $1.376 billion, or 52% and 49% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2008 and 2007, respectively.

The increase in Recorded Music revenues was tempered by the ongoing transition in the recorded music industry, which is characterized by a shift in consumption patterns from physical sales to new forms of digital music, the continued impact of digital piracy and, to a lesser extent, the Company’s efforts to manage retailer inventories. The increase was primarily attributable to increases in digital revenue of $165 million and strength in international revenues, primarily in parts of Europe and Japan. The increase in digital revenues reflected continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption and digital marketing efforts. This increase was partially offset by the decrease of $114 million in physical sales. The decrease in CD sales was driven by overall market declines in physical sales. In addition, the decreases reflected actions taken by U.S. retailers to actively manage their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product resulting in lower retailer physical inventory levels. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenue decreased $84 million, or 3% for the fiscal year ended September 30, 2008.

OIBDA and Operating Income from continuing operations

Recorded Music operating income from continuing operations included the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
OIBDA	$336	$416	$421	$(80)	-19%	$(5)	-1%
Depreciation and amortization	(183)	(183)	(172)	—	—	(11)	6%

Operating income from continuing operations	$153	$233	$249	$(80)	-34%	$(16)	-6%

2009 vs. 2008

Recorded Music OIBDA decreased by $80 million, or 19%, to $336 million for the fiscal year ended September 30, 2009 compared to $416 million for the fiscal year ended September 30, 2008. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin was 13% and 14% for the fiscal year ended September 30, 2009 and 2008, respectively. Our decreased OIBDA margin was primarily the result of negative operating leverage from lower sales on a similar fixed-cost base, declines related to the recession in Japan, which is a higher-margin territory, partially offset by the effect of continued company-wide cost-management efforts.

Recorded Music operating income from continuing operations decreased by $80 million due to the decrease in OIBDA noted above. Recorded Music operating income margin decreased to 6% for the fiscal year ended September 30, 2009 from 8% for the fiscal year ended September 30, 2008.

2008 vs. 2007

Recorded Music OIBDA decreased by $5 million, or 1%, to $416 million for the fiscal year ended September 30, 2008 compared to $421 million for the fiscal year ended September 30, 2007. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin was 14% and 15% for the fiscal years ended September 30, 2008 and 2007, respectively. Our decreased OIBDA margin was primarily caused by the relative increase of cost of revenues as a percentage of sales as discussed below. In addition, the prior fiscal year included approximately $61 million of other income related to the settlement of contingent claims held by us related to Bertelsmann’s relationship with Napster in 2000 – 2001 offset by $46 million of restructuring costs.

Recorded Music operating income decreased by $16 million for the fiscal year ended September 30, 2008 due to the decreases in OIBDA noted above as well as an increase in depreciation and amortization expense. Recorded Music operating income margin decreased to 8% for the fiscal year ended September 30, 2008 from 9% for the fiscal year ended September 30, 2007.

Recorded Music cost of revenues were composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$728	$809	$807	$(81)	-10%	$2	—
Product costs	559	574	597	(15)	-3%	(23)	-4%
Licensing costs	78	77	70	1	1%	7	10%

Total cost of revenues	$1,365	$1,460	$1,474	$(95)	-7%	$(14)	-1%

Cost of revenues

2009 vs. 2008

Recorded Music cost of revenues decreased by $95 million for the fiscal year ended September 30, 2009. Cost of revenues represented 52% and 50% of Recorded Music revenues for the fiscal year ended September 30, 2009 and 2008, respectively. The decrease in cost of revenues was driven primarily by decreases in artist and repertoire costs and product costs. The decrease in artist and repertoire costs were driven by decreased revenues for the fiscal year ended September 30, 2009 as compared with the fiscal year ended September 30, 2008 resulting from general economic pressures and the transition from physical sales to new forms of digital sales in the recorded music industry. Product costs decreased primarily as a result of the change in mix from the sale of physical products to new forms of digital music and were offset by increases due to international production costs associated with our European concert promotion business.

2008 vs. 2007

Recorded Music cost of revenues decreased by $14 million for the fiscal year ended September 30, 2008. Cost of revenues represented 50% and 52% of Recorded Music revenues for the fiscal year ended September 30, 2008 and 2007, respectively. This was composed of a decrease in product costs of $23 million, offset by an increase in licensing costs and artist and repertoire costs of $7 million and $2 million, respectively. The decrease in product costs was driven by the change in product mix with an increasing volume of digital sales as well as a decrease in physical sales. Licensing costs increased primarily as a result of increased licensing revenue. Licensing costs represented 33% and 32% of licensing revenue for the fiscal years ended September 30, 2008 and 2007, respectively.

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	$ Change	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$398	$431	$377	$(33)	-8%	$54	14%
Selling and marketing expense	482	544	535	(62)	-11%	9	2%
Distribution expense	65	75	69	(10)	-13%	6	9%

Total selling, general and administrative expense	$945	$1,050	$981	$(105)	-10%	$69	7%

(1)	Includes depreciation expense of $22 million, $28 million and $26 million for the fiscal year ended September 30, 2009, 2008 and 2007, respectively.

Selling, general and administrative expense

2009 vs. 2008

Selling, general and administrative costs decreased by $105 million for the fiscal year ended September 30, 2009. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expenses remained flat at 36% for the fiscal years ended September 30, 2009 and 2008. This decrease was primarily driven by our efforts to better align selling and marketing expenses with revenues earned and the timing of our releases, the effect of continued focus on company-wide cost-management efforts, lower compensation expense and decreased distribution expense commensurate with the reduction of physical product sales.

2008 vs. 2007

Selling, general and administrative costs increased by $69 million for the fiscal year ended September 30, 2008, which was primarily the result of an increase in general and administrative costs of $54 million and selling and marketing costs of $9 million. The increase in general and administrative costs was driven by various investments in IT infrastructure, increased depreciation expense and increased costs resulting from recent acquisitions. Distribution expense increased by $6 million and remained flat at 2% as a percentage of Recorded Music revenues.

Music Publishing

Revenues

2009 vs. 2008

Music Publishing revenues decreased to $578 million for the fiscal year ended September 30, 2009 as compared to $623 million for the fiscal year ended September 30, 2008. Music Publishing revenues represented 18% of consolidated revenues, prior to intersegment eliminations, for the fiscal year ended September 30, 2009 and 2008. U.S. Music Publishing revenues were $238 million and $225 million, or 41% and 36% of Music Publishing revenues for the fiscal year ended September 30, 2009 and 2008, respectively. International Music Publishing revenues were $340 million and $398 million, or 59% and 64% of consolidated Music Publishing revenues for the fiscal year ended September 30, 2009 and 2008, respectively.

The decrease in Music Publishing revenues was due primarily to declines in mechanical revenues of $33 million and performance revenues of $17 million, which reflected the effects of the industry-wide decrease in physical sales and general economic pressures. The decrease in mechanical revenues was partially offset by a $25 million benefit from an agreement reached by the U.S. recorded music and music publishing industries, which will result in the payment of mechanical royalties accrued in prior years by record companies. In addition, the decrease in mechanical and performance revenues was partially offset by an increase in digital revenues of $14 million as the transition from physical sales to digital sales continues. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues increased $4 million, or 1%, for the fiscal year ended September 30, 2009.

2008 vs. 2007

Music Publishing revenues increased to $623 million for the fiscal year ended September 30, 2008 as compared to $570 million for the fiscal year ended September 30, 2007. Music Publishing revenues represented 18% and 17% of consolidated revenues, prior to intersegment eliminations, for the fiscal years ended September 30, 2008 and 2007, respectively. U.S. Music Publishing revenues were $225 million and $212 million, or 36% and 37% of Music Publishing revenues for the fiscal year ended September 30, 2008 and 2007, respectively. International Music Publishing revenues were $398 million and $358 million, or 64% and 63% of consolidated Music Publishing revenues for the fiscal years ended September 30, 2008 and 2007, respectively.

The increase in Music Publishing revenues was primarily attributable to increased performance revenues of $30 million due to the popularity of certain compositions and increased digital revenues of $13 million due to the transition in the recorded music industry. Synchronization revenue increased by $8 million as a result of the variability in the film and television commercial business as well as timing of payments.

The increase in Music Publishing revenues was partially offset by the decrease of $3 million in mechanical revenue. The decrease in mechanical revenue was driven by the overall Recorded Music industry decline in physical sales.

OIBDA and Operating Income from Continuing Operations

Music Publishing operating income from continuing operations includes the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
OIBDA	$161	$162	$160	$(1)	-1%	$2	1%
Depreciation and amortization	(68)	(71)	(62)	3	-4%	(9)	15%

Operating income from continuing operations	$93	$91	$98	$2	2%	$(7)	-7%

2009 vs. 2008

Music Publishing OIBDA decreased $1 million to $161 million for the fiscal year ended September 30, 2009 as compared to $162 million for the fiscal year ended September 30, 2008. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 28% and 26% for the fiscal years ended September 30, 2009 and 2008, respectively. The increase in OIBDA margin was primarily related to a $7 million OIBDA benefit from an agreement reached by the U.S. recorded music and music publishing industries, which will result in the payment of mechanical royalties accrued in prior years by record companies, as well as a reduction in cost of revenues noted below.

Music Publishing operating income increased by $2 million for the fiscal year ended September 30, 2009 due to the decrease in depreciation and amortization expense offset by a slight increase in OIBDA noted above. Music Publishing operating income margin increased to 16% for the fiscal year ended September 30, 2009 from 15% for the fiscal year ended September 30, 2008.

2008 vs. 2007

Music Publishing OIBDA increased $2 million to $162 million for the fiscal year ended September 30, 2008 as compared to $160 million for the fiscal year ended September 30, 2007. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 26% and 28% for the fiscal years ended September 30, 2008 and 2007, respectively. The decrease was primarily related to severance costs incurred in fiscal 2008 of $2 million as well as $3 million received as part of the Napster settlement in fiscal 2007.

Music Publishing operating income decreased by $7 million for the fiscal year ended September 30, 2008 due to the increase in depreciation and amortization expense offset by a slight increase in OIBDA noted above. Music Publishing operating income margin decreased to 15% for the fiscal year ended September 30, 2008 from 17% for the fiscal year ended September 30, 2007.

Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$359	$400	$360	$(41)	-10%	$40	11%

Total cost of revenues	$359	$400	$360	$(41)	-10%	$40	11%

Cost of revenues

2009 vs. 2008

Music Publishing cost of revenues decreased by $41 million for the fiscal year ended September 30, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased from 64% for the fiscal year ended September 30, 2008 to 62% for the fiscal year ended September 30, 2009. The decrease was related to the decline in associated revenues, the change in revenue mix as different royalty rates apply to different revenue streams as well as our continued focus to efficiently direct current and future spending on publishing deals that maximize profitability.

2008 vs. 2007

Music Publishing cost of revenues increased by $40 million for the fiscal year ended September 30, 2008. The increase was driven by an increase in artist and repertoire costs resulting from the change in revenue mix as different rates apply to the different revenue streams. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues were 64% and 63% for the fiscal year ended September 30, 2008 and 2007, respectively.

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$60	$63	$53	$(3)	-5%	$10	19%
Selling and marketing expense	2	2	2	—	—	—	—

Total selling, general and administrative expense	$62	$65	$55	$(3)	-5%	$10	18%

(1)	Includes depreciation expense of $4 million, $4 million and $3 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Selling, general and administrative expense

2009 vs. 2008

Music Publishing selling, general and administrative expense decreased $3 million to $62 million for the fiscal year ended September 30, 2009 from $65 million for the fiscal year ended September 30, 2008. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense was 11% and 10% for the fiscal year ended September 30, 2009 and 2008, respectively.

2008 vs. 2007

Music Publishing selling, general and administrative expenses increased by $10 million for the fiscal year ended September 30, 2008. The increase was primarily the result of an increase in general and administrative costs from newly acquired businesses and severance expense. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expenses remained flat at 10% for the fiscal years ended September 30, 2008 and 2007.

Corporate Expenses and Eliminations

2009 vs. 2008

Our OIBDA from corporate expenses and eliminations increased $3 million to $100 million for the fiscal year ended September 30, 2009, compared to $103 million for the fiscal year ended September 30, 2008. The increase in OIBDA from corporate expenses and eliminations was primarily driven by our company-wide cost management efforts.

Our operating loss from continuing operations from corporate expenses and eliminations decreased from $117 million for the fiscal year ended September 30, 2008 to $111 million for the fiscal year ended September 30, 2009. The decrease in operating loss from continuing operations was primarily driven by the decrease in corporate expenses noted above and decreased depreciation and amortization expense.

2008 vs. 2007

Our OIBDA from corporate expenses and eliminations increased by $4 million to $103 million for the fiscal year ended September 30, 2008, compared to $107 million for the fiscal year ended September 30, 2007. The increase in OIBDA from corporate expenses and eliminations was primarily driven by our company-wide cost management efforts.

Our operating loss from continuing operations from corporate expenses and eliminations decreased from $119 million for the fiscal year ended September 30, 2007 to $117 million for the fiscal year ended September 30, 2008. The decrease in operating loss from continuing operations was primarily driven by the decrease in corporate expenses noted above, offset by a slight increase in depreciation and amortization expense.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2009

At September 30, 2009, we had $1.686 billion of debt, $196 million of cash and equivalents (net debt of $1.490 billion, defined as total debt less cash and equivalents and short-term investments) and $81 million of Shareholder’s deficit. At September 30, 2008, we had $2.028 billion of debt, $313 million of cash and equivalents (net debt of $1.715 billion, defined as total debt less cash and equivalents and short-term investments) and $43 million of shareholder’s equity. Net debt decreased $225 million as a result of (i) the full repayment of our senior credit facility of $1.379 billion, (ii) a $23 million impact in foreign exchange rates on our Sterling-denominated Senior Subordinated Notes, offset by (iii) the issuance of $1.1 billion of Senior Secured Notes with an original issue discount of $41 million (for net proceeds of $1.059 billion), (iv) a $1 million increase related to the accretion on our Senior Secured Notes and (v) a $117 million decrease in cash and equivalents as more fully described below.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the fiscal year ended September 30, 2009, 2008 and 2007 have been derived from our audited financial statements included elsewhere herein.

Cash Provided By (Used In):	For the Fiscal Year Ended September 30, 2009	For the Fiscal Year Ended September 30, 2008	For the Fiscal Year Ended September 30, 2007
	(in millions)
Operating activities	$234	$296	$299
Investing activities	82	(167)	(273)
Financing activities	(433)	(75)	(106)

Operating Activities

Cash provided by operations was $234 million for the fiscal year ended September 30, 2009 compared to $296 million for the fiscal year ended September 30, 2008. The $62 million decrease reflected the decrease in OIBDA, the variable timing of our working capital requirements in association with our business cycle and an increase in cash paid for taxes, partially offset by a decrease in cash paid for interest.

Investing Activities

Cash provided by investing activities was $82 million for the fiscal year ended September 30, 2009 as compared to cash used of $167 million for the fiscal years ended September 30, 2008. Cash provided by investing activities of $82 million for the fiscal year ended September 30, 2009 consisted primarily of proceeds received from the sale of our remaining stake in Front Line Management to Ticketmaster for $123 million and proceeds from the sale of a building of $8 million offset by $27 million in capital expenditures, cash used for acquisitions totaling $16 million and $11 million of cash used to acquire music publishing rights. Cash used in investing activities of $167 million for the fiscal year ended September 30, 2008 consisted primarily of our $50 million investment in Frank Sinatra Enterprises, LLC (“FSE”), additional smaller acquisitions totaling $50 million, net of cash acquired, and $35 million invested in cost-method investments. In addition, cash used in investing activities reflected $25 million to acquire music publishing copyrights. We also paid $32 million for capital expenditures. This was offset by the receipt of approximately $25 million related to the sale of certain investments.

Financing Activities

Cash used in financing activities was $433 million for the fiscal year ended September 30, 2009 compared to $75 million for the fiscal year ended September 30, 2008. Cash used in financing activities of $433 million for the fiscal year ended September 30, 2009 consisted of the full repayment of the senior credit facility of $1.371 billion, our dividend payment of $90 million, our normal quarterly repayments of debt of $8 million and $23 million of financing fees related to the Senior Secured Notes offset by $1.059 billion of net proceeds from the issuance of the

Senior Secured Notes. Cash used in financing activities of $75 million for the fiscal year ended September 30, 2008 consisted of our quarterly repayments of debt and dividend payments.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements and any quarterly dividends Parent may elect to pay in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

As of September 30, 2009, our long-term debt consisted of $1.1 billion aggregate principal amount of Senior Secured Notes less unamortized discount of $40 million and $626 million of Senior Subordinated Notes. In connection with the refinancing in May of 2009, our senior secured credit facility was repaid in full during the fiscal year ended September 30, 2009 and both the term loan facility and revolving credit facility contained therein were terminated.

Senior Secured Notes

On May 28, 2009, we issued $1.1 billion aggregate principal amount of 9.50% Senior Secured Notes due 2016 pursuant to an indenture, dated as of May 28, 2009, among Acquisition Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. The Senior Secured Notes were issued at 96.289% of their face value for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (OID) was $41 million. The OID is equal to the difference between the stated principal amount and the issue price. The OID will be amortized over the term of the Senior Secured Notes using the effective interest rate method and reported as non-cash interest expense. Deferred financing fees of $25 million were incurred related to the Senior Secured Notes and are being amortized over the term of the Senior Secured Notes.

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

The Senior Secured Notes are senior secured obligations that rank senior in right of payment to our subordinated indebtedness, including its existing senior subordinated notes. The obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of our existing direct or indirect wholly owned domestic subsidiaries and any such subsidiaries that guarantee other indebtedness in the future. The Senior Secured Notes are not guaranteed by Holdings. All obligations under the Senior Secured Notes and the subsidiary guarantees of those obligations are secured by first-priority liens, subject to permitted liens, in the assets of Holdings, Acquisition Corp., and the subsidiary guarantors that previously secured our senior credit facility, which consist of the shares of Acquisition Corp., Acquisition Corp.’s assets and the assets of the subsidiary guarantors, except for certain excluded assets.

At any time prior to June 15, 2012, at our option, may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 109.50% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest with the proceeds of an Equity Offering, as defined in the indenture, provided that after such redemption at least 50% of the originally issued Senior Secured Notes remain outstanding. Prior to June 15, 2013, we may redeem some or all of the Senior Secured Notes at a price equal to 100% of the principal amount plus a make whole premium, as defined in the indenture. The Senior Secured Notes are also redeemable in whole or in part, at our option, at any time on or after June 15, 2013 for the following redemption prices, plus accrued and unpaid interest:

Twelve month period beginning June 15,	Percentage
2013	104.750%
2014	102.375%
2015 and thereafter	100.000%

Upon the consummation and closing of a Major Music/Media Transaction, as defined in the Indenture, at any time prior to June 15, 2013, the Senior Secured Notes may be redeemed in whole or in part, at Acquisition Corp.’s option, at a redemption price of 104.75% plus accrued and unpaid interest. In the event of a change in control, as defined in the Indenture, each holder of the Senior Secured Notes may require us to repurchase some or all of its respective Senior Secured Notes at a purchase price equal to 101% plus accrued and unpaid interest.

The indenture for the Senior Secured Notes contains a number of covenants that, among other things, limit (subject to certain exceptions), our ability and our restricted subsidiaries to (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of its capital stock or make other restricted payments (as defined in the Indenture); (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain debt; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (vii) sell or otherwise dispose of its Music Publishing business; (viii) enter into certain transactions with affiliates and (ix) designate its subsidiaries as unrestricted subsidiaries.

We used the net proceeds from the Senior Secured Notes offering, plus approximately $335 million in existing cash, to repay in full all amounts due under its then-existing senior secured credit facility and pay related fees and expenses. In connection with the repayment, we terminated its revolving credit facility. Included in interest expense for the fiscal year ended September 30, 2009 was $18 million of previously unamortized deferred financing fees related to the senior secured credit facility. Such amounts were recognized as a result of the repayment of the senior secured credit facility.

Senior Subordinated Notes

We have outstanding two tranches of senior subordinated notes due in 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Acquisition Corp. Senior Subordinated Notes”). The Acquisition Corp. Senior Subordinated Notes mature on April 15, 2014 and bear interest at a fixed rate of 7.375% per annum on the $465 million dollar notes and 8.125% per annum on the £100 million Sterling-denominated notes.

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

As of September 30, 2009, Holdings had $253 million of debt on its balance sheet represented by the Holdings Discount Notes, net of issuance discounts. The Holdings Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments accrue. However, interest accrues on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity of $257 million on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum with the initial cash interest payment payable on June 15, 2010. The Holdings Discount Notes mature on December 15, 2014. Holdings’ primary source of liquidity to service its indebtedness will be cash flow generated from the operations of the Company. However, the terms of certain of the debt instruments governing our existing notes significantly restrict us and Holdings’ other subsidiaries from paying dividends, making distributions and otherwise transferring assets to Holdings.

Dividends

Parent has disclosed that it has discontinued its previous policy of paying a regular quarterly dividend during the second quarter of fiscal year 2008. Parent has disclosed that it currently intends to retain future earnings to build cash on the balance sheet for other purposes, such as investing in our business, particularly in A&R, or assisting with repurchasing or refinancing our indebtedness. Any future determination to pay dividends will be at the discretion of the Board of Directors of Parent and will depend on, among other things, its results of operations, cash requirements, financial condition, contractual restrictions and other factors the Board of Directors of Parent may deem relevant. The ability of Parent to pay any future dividends would be dependent on our cash flows and operations.

On February 6, 2008, Parent declared its final quarterly dividend under the now discontinued policy on its outstanding common stock at a rate of $0.13 per share. The final dividend was paid on February 29, 2008. On December 29, 2006, March 8, 2007, June 5,

2007 and September 4, 2007 Parent declared dividends on its outstanding common stock at a rate of $0.13 per share. The dividends were paid on February 16, 2007, April 27, 2007, July 25, 2007 and October 24, 2007, respectively.

Covenant Compliance

The indentures governing the Holdings Discount Notes, the Acquisition Corp. Senior Subordinated Notes and the Senior Secured Notes contain certain financial covenants, which limit the ability of us and our restricted subsidiaries as defined in the indentures governing the notes to, among other things, incur additional indebtedness, issue certain preferred shares, pay dividends, make certain investments, sell certain assets, create liens on certain debt, and consolidate, merge, sell or otherwise dispose of all, or some of, our assets. In order for us and Holdings to incur additional debt or make certain restricted payments using certain exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Senior Secured Notes and Holdings Discount Notes, the Fixed Charge Coverage Ratio, as defined in such indentures, must exceed a 2.0 to 1.0 ratio. Fixed Charges are defined in such indentures as consolidated interest expense excluding certain non-cash interest expense.

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Senior Secured Notes and Holdings Discount Notes significantly restrict us, Holdings and our subsidiaries from paying dividends and otherwise transferring assets to Parent. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from July 1, 2004 under the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Holdings Discount Notes, and July 1, 2009 under the Senior Secured Notes, plus in each case proceeds from equity offerings and capital contributions, among other items. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA, as defined in the indenture, to interest expense ratio of at least 2.0 to 1.0 after giving effect to any such payments. Notwithstanding such restrictions, the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Holdings Discount Notes and the Senior Secured Notes permit an aggregate of $45 million, $75 million, and $50 million, respectively, of such payments to be made by Acquisition Corp. and Holdings pursuant to the indentures, whether or not there is availability under the formula or the conditions to its use are met. The indenture governing the Senior Secured Notes also permits us to make restricted payments not to exceed $90 million in any fiscal year.

We and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Senior Secured Notes and the Holdings Discount Notes.

Summary

Management believes that funds generated from our operations will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued decline of industry-wide CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Holdings Discount Notes, our Acquisition Corp. Senior Subordinated Notes or our Senior Secured Notes and/or Parent’s common stock in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance the Holdings Discount Notes, our Acquisition Corp. Senior Subordinated Notes and/or our Senior Secured Notes with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2009, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	Fiscal years				Total
Firm Commitments and Outstanding Debt	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in millions)
Senior Secured Notes	$—	$—	$—	$1,100	$1,100
Interest on Senior Secured Notes	105	209	209	209	732
Senior Subordinated Notes	—	—	626	—	626
Interest on Senior Subordinated Notes	47	95	95	—	237
Operating leases	33	59	41	47	180
Artist, songwriter and co-publisher commitments	79	158	158	—	395

	Fiscal years				Total
Firm Commitments and Outstanding Debt	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in millions)
Minimum funding commitments to investees and other obligations.	6	6	2	—	14

Total firm commitments and outstanding debt	$270	$527	$1,131	$1,356	$3,284

The following is a description of our firmly committed contractual obligations at September 30, 2009:

•

Outstanding debt obligations consist of the Senior Secures Notes and the Senior Subordinated Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2009. Amounts do not include any fair value adjustments, bond premiums, discounts or interest payments. The interest obligations do not include interest related to our variable rate debt. See Note 11 to the audited financial statements for a description of our financing arrangements.

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

•

We enter into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $395 million across hundreds of artists, songwriters, publishers, songs and albums at September 30, 2009. Such commitments, which are unpaid advances across multiple albums and songs, are payable principally over a ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions from talent, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.

•	We have minimum funding commitments and other related obligations to support the operations of various investments.

MARKET RISK MANAGEMENT

We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have significant transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. For the fiscal year ended September 30, 2009, approximately $1.760 billion, or 55%, of our revenues were generated outside of the U.S. The top five revenue-producing international countries are the U.K., Japan, France, Germany and Italy, which use the British pound sterling, Japanese yen and euro as currencies, respectively. See Note 18 to our audited financial statements included elsewhere herein for information on our operations in different geographical areas.

Historically, we have used (and continue to use) foreign exchange forward contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. In addition, we hedge foreign currency risk associated with financing transactions such as third-party and inter-company debt.

We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. See Note 18 to our audited financial statements included elsewhere herein for additional information.

The Company also is exposed to foreign currency exchange rate risk with respect to its £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of September 30, 2009, these sterling notes had a carrying value of $161 million. Based on the principal amount of Sterling-denominated notes outstanding as of September 30, 2009 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of September 30, 2009.

Interest Rate Risk

        We have $1.686 billion debt outstanding at September 30, 2009. Based on the level of interest rates prevailing at September 30, 2009, the fair value of this fixed-rate debt was approximately $1.734 billion. Further, based on the amount of our fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $9 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Purchase Accounting

We account for our business acquisitions under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations” (“FAS 141”). The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on our balance sheet related to acquired liabilities and qualifying restructuring costs based on assumptions made at the time of acquisition. We evaluate these reserves on a regular basis to determine the adequacy or accuracy of the amounts estimated.

Accounting for Goodwill and Other Intangible Assets

We account for our goodwill and other indefinite-lived intangible assets as required by FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”). Under ASC 350 the Company no longer amortizes goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. ASC 350 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. Goodwill impairment is tested using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter each fiscal year. We tested our goodwill and other indefinite-lived intangible assets for impairment in the fourth fiscal quarter of 2009 and noted that no impairment occurred.

As of September 30, 2009, the Company has recorded goodwill in the amount of $1.04 billion, primarily related to the Acquisition. See Note 8 to our audited financial statements included herein for a further discussion of the Company’s goodwill.

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

Revenue and Cost Recognition

Sales Returns and Uncollectible Accounts

In accordance with practice in the recorded music industry and as customary in many territories, certain products (such as CDs and DVDs) are sold to customers with the right to return unsold items. Under FASB ASC Topic 605, Revenue Recognition, revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future estimated returns.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $135 million and $159 million have been established at September 30, 2009 and September 30, 2008, respectively.

The ratio of our receivable allowances to gross accounts receivables were approximately 20% and 23% at September 30, 2009 and September 30, 2008, respectively.

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

In determining whether we serve as principal or agent in these arrangements, we follow the guidance in FASB ASC Subtopic 605-45, Principal Agent Considerations (“ASC 605-45”). Pursuant to such guidance, we serve as the principal in transactions where we have the substantial risks and rewards of ownership. The indicators that we have substantial risks and rewards of ownership are as follows:

•	we are the supplier of the products or services to the customer;

•	we have latitude in establishing prices;

•	we have the contractual relationship with the ultimate customer;

•	we modify and service the product purchased to meet the ultimate customer specifications;

•	we have discretion in supplier selection; and

•	we have credit risk.

Conversely, pursuant to ASC 605-45, we serve as agent in arrangements where we do not have substantial risks and rewards of ownership. The indicators that we do not have substantial risks and rewards of ownership are as follows:

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

Accounting for Royalty Advances

We regularly commit to and pay advance royalties to our artists and songwriters in respect of future sales. We account for these advance royalty payments under the related guidance in FASB ASC Topic 928, Entertainment—Music (“ASC 928”). Under ASC 928, we capitalize as assets certain advance royalty payments that management believes are recoverable from future royalties to be earned by the artist or songwriter.

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

We had $380 million and $386 million of advances on our balance sheet as of September 30, 2009 and 2008, respectively. We believe such advances are recoverable through future royalties to be earned by the related artists and songwriters.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Under this fair value recognition provision of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company has applied the modified prospective method and expenses deferred stock-based compensation on an accelerated basis over the vesting period of the stock award.

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

Accounting for Income Taxes

As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes payable in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. FASB ASC Topic 740, Income Taxes (“ASC 740”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period generally represent sufficient negative evidence to consider a valuation allowance under the provisions of ASC 740. As a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance.

The realization of the remaining deferred tax assets is primarily dependent on forecasted future taxable income. Any reduction in estimated forecasted future taxable income may require that we record additional valuation allowances against our deferred tax assets on which a valuation allowance has not previously been established. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that such assets will be realized. An ongoing pattern of profitability will generally be considered as sufficient positive evidence. Our income tax expense recorded in the future may be reduced to the extent of offsetting decreases in our valuation allowance. The establishment and reversal of valuation allowances could have a significant negative or positive impact on our future earnings.

Tax assessments may arise several years after tax returns have been filed. Predicting the outcome of such tax assessments involves uncertainty; however, we believe that recorded tax liabilities adequately account for our analysis of more likely than not outcomes.

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

As discussed in Note 17 to our audited financial statements for the fiscal year ended September 30, 2009, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2009, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2008.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. During the fiscal year ended September 30, 2009, the Company entered into foreign exchange hedge contracts and, as of September 30, 2009, the Company has outstanding hedge contracts for the sale of $445 million and the purchase of $109 million of foreign currencies at fixed rates. Subsequent to September 30, 2009, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at September 30, 2009, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $34 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of September 30, 2009, these sterling notes had a fair value and carrying value of approximately $161 million. Based on the principal amount of Sterling-denominated notes outstanding as of September 30, 2009 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of September 30, 2009.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2009. The Company’s independent auditors have issued their report on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholder of WMG Acquisition Corp.

We have audited WMG Acquisition Corp.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WMG Acquisition Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on WMG Acquisition Corp.’s internal control over financial reporting based on our audit.

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

In our opinion, WMG Acquisition Corp. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WMG Acquisition Corp. as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for each of the three years in the period ended September 30, 2009 of WMG Acquisition Corp. and our report dated November 24, 2009 expressed an unqualified opinion thereon.

New York, NY

November 24, 2009

/s/ Ernst & Young LLP

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholder of WMG Acquisition Corp.

We have audited the accompanying consolidated balance sheets of WMG Acquisition Corp. as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of WMG Acquisition Corp.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMG Acquisition Corp. at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, WMG Acquisition Corp. changed its method of accounting for uncertainty in income taxes effective October 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WMG Acquisition Corp.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2009 expressed an unqualified opinion thereon.

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

New York, NY

November 24, 2009

/s/ Ernst & Young LLP

WMG Acquisition Corp.

Consolidated Balance Sheets

	September 30, 2009	September 30, 2008
	(in millions)
Assets
Current assets:
Cash and equivalents	$196	$313
Accounts receivable, less allowances of $135 and $159 million	544	538
Inventories	46	57
Royalty advances expected to be recouped within one year	171	174
Deferred tax assets	29	30
Other current assets	48	38

Total current assets	1,034	1,150
Royalty advances expected to be recouped after one year	209	212
Investments	18	155
Property, plant and equipment, net	100	117
Goodwill	1,040	1,085
Intangible assets subject to amortization, net	1,317	1,539
Intangible assets not subject to amortization	100	100
Other assets	64	67

Total assets	$3,882	$4,425

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$219	$219
Accrued royalties	1,185	1,189
Accrued liabilities	339	312
Current portion of long-term debt	—	17
Deferred income	113	117
Other current liabilities	14	14

Total current liabilities	1,870	1,868
Long-term debt	1,686	2,011
Deferred tax liabilities	172	237
Other noncurrent liabilities	235	266

Total liabilities	3,963	4,382

Commitments and Contingencies (see Note 16)
Shareholder’s (deficit) equity:
Common stock	—	—
Additional paid-in capital	132	211
Accumulated deficit	(255)	(178)
Accumulated other comprehensive income, net	42	10

Total shareholder’s (deficit) equity	(81)	43

Total liabilities and shareholder’s (deficit) equity	$3,882	$4,425

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations

	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007
	(in millions)
Revenues	$3,176	$3,491	$3,383
Costs and expenses:
Cost of revenues	(1,698)	(1,832)	(1,811)
Selling, general and administrative expenses (a)	(1,118)	(1,233)	(1,161)
Other income, net	—	3	73
Amortization of intangible assets	(225)	(222)	(206)
Restructuring costs	—	—	(50)

Total costs and expenses	(3,041)	(3,284)	(3,155)

Operating income from continuing operations	135	207	228
Interest expense, net	(172)	(159)	(167)
Minority interest income (expense)	4	(5)	(5)
Gain on sale of equity-method investment	36	—	—
Gain on foreign exchange transaction	9	—	—
Impairment of cost-method investments	(29)	—	—
Impairment of equity-method investments	(11)	—	—
Other income (expense), net	1	(8)	—

(Loss) income from continuing operations before income taxes	(27)	35	56
Income tax expense	(50)	(49)	(49)

Loss from continuing operations	(77)	(14)	7
Loss from discontinued operations (see Note 5)	—	(21)	(13)

Net loss	$(77)	$(35)	$(6)

(a) Includes depreciation expense of:	$(37)	$(46)	$(40)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007
	(in millions)
Cash flows from operating activities
Net loss	$(77)	$(35)	$(6)
Loss from discontinued operations	—	21	13

Loss from continuing operations	(77)	(14)	7
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equity investment	(36)	—	—
Gain on foreign exchange transaction	(9)	—	—
Gain on sale of building	(3)	—	—
Impairment of equity investment	11	—	—
Impairment of cost-method investments	29	—	—
Depreciation and amortization	262	268	246
Deferred taxes	—	(3)	(2)
Non-cash interest expense	39	25	41
Non-cash, stock-based compensation expense	11	11	10
Minority interest (income) expense	(4)	5	5
Other non-cash adjustments	—	(3)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(8)	28	73
Inventories	10	2	3
Royalty advances	(20)	(6)	18
Accounts payable and accrued liabilities	40	(16)	(91)
Other balance sheet changes	(11)	1	(7)

Net cash provided by operating activities	234	296	299

Cash flows from investing activities
Repayments of loans by (loans to) third parties	3	(3)	(14)
Investments and acquisitions of businesses	(16)	(132)	(212)
Acquisition of publishing rights	(11)	(25)	(25)
Proceeds from the sale of investments	125	25	—
Proceeds from the sale of building	8	—	7
Capital expenditures	(27)	(32)	(29)

Net cash provided by (used in) investing activities	82	(167)	(273)

Cash flows from financing activities
Debt repayments	(1,379)	(17)	(17)
Proceeds from issuance of Senior Discount Notes	1,059	—	—
Deferred financing costs paid	(23)	—	—
Returns of capital and dividends paid	(90)	(58)	(90)
Other	—	—	1

Net cash used in financing activities	(433)	(75)	(106)

Effect of foreign currency exchange rate changes on cash	—	—	13

Net (decrease) increase in cash and equivalents	(117)	54	(67)
Cash and equivalents at beginning of period	313	259	326

Cash and equivalents at end of period	$196	$313	$259

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Shareholder’s Equity (Deficit)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity (Deficit)
	(in millions)
Balance at September 30, 2006	$348	$(140)	$7	$215
Comprehensive income (loss):
Net loss	—	(6)	—	(6)
Foreign currency translation adjustment	—	—	(2)	(2)
Minimum pension liability	—	—	8	8
Deferred gains (losses) on derivative financial instruments	—	—	(14)	(14)

Total comprehensive income (loss)	—	(6)	(8)	(14)
Dividends	(90)	—	—	(90)
Issuance of stock options and restricted shares of common stock	10	—	—	10
Exercises of stock options	—	—	—	—
Other	—	—	—	—

Balance at September 30, 2007	$268	$(146)	$(1)	$121
Comprehensive income (loss):
Net loss	—	(35)	—	(35)
Foreign currency translation adjustment	—	—	17	17
Minimum pension liability	—	—	(3)	(3)
Deferred gains (losses) on derivative financial instruments	—	—	(3)	(3)

Total comprehensive income (loss)	—	(35)	11	(24)
Dividends	(68)	—	—	(68)
Issuance of stock options and restricted shares of common stock	11	—	—	11
Exercises of stock options	—	—	—	—
Impact of change in accounting (see Note 3)	—	3	—	3

Balance at September 30, 2008	$211	$(178)	$10	$43
Comprehensive income (loss):
Net loss	—	(77)	—	(77)
Foreign currency translation adjustment	—	—	20	20
Minimum pension liability	—	—	1	1
Deferred gains (losses) on derivative financial instruments	—	—	11	11

Total comprehensive income (loss)	—	(77)	32	(45)
Dividends	(90)	—	—	(90)
Issuance of stock options and restricted shares of common stock	11	—	—	11
Exercises of stock options	—	—	—	—

Balance at September 30, 2009	$132	$(255)	$42	$(81)

See accompanying notes.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements

1. Description of Business

WMG Acquisition Corp. (the “Company”) is a direct, wholly owned subsidiary of WMG Holdings Corp. (“Holdings”), which in turn, is a direct, wholly owned subsidiary of Warner Music Group Corp. (“Parent”). Parent, Holdings and the Company were formed by a private equity consortium of Investors (“Investor Group”), on November 21, 2003 to facilitate the acquisition. The Company is one of the world’s major music-based content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc (“Time Warner”). Effective March 1, 2004, the Company acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”). The original Investor Group included affiliates of Thomas H. Lee Partners (“THL”), affiliates of Bain Capital Investors, LLC (“Bain”), affiliates of Providence Equity Partners, Inc. (“Providence”) and Music Capital Partners, L.P. (“Music Capital”). Music Capital’s partnership agreement required that the Music Capital partnership dissolve and commence winding up by the second anniversary of Parent’s May 2005 initial public offering. As a result, on May 7, 2007, Music Capital made a pro rata distribution of all shares of common stock of Parent held by it to its partners. The shares held by Music Capital had been subject to a stockholders agreement among Music Capital, THL, Bain and Providence and certain other parties. As a result of the distribution, the shares distributed by Music Capital ceased to be subject to the voting and other provisions of the stockholders agreement and Music Capital was no longer part of the Investor Group subject to the stockholders agreement.

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

The Company is also diversifying its revenues beyond its traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, the Company provides services to and participates in artists’ activities outside the traditional recorded music business. The Company is building artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands it helps create. In developing the Company’s artist services business, the Company has both built and expanded in-house capabilities and expertise and has acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan clubs, original programming and video entertainment . The Company believes that entering into expanded-rights deals and enhancing its artist services capabilities will permit it to diversify revenue streams to better capitalize on the growth areas of the music industry and permit it to build stronger, long-term relationships with artists and more effectively connect artists and fans.

In the U.S., Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and The Atlantic Records Group. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become the Company’s primary licensing division focused on acquiring broader licensing rights from certain catalog artists. For example, the Company has an exclusive license with The Grateful Dead to manage the band’s intellectual property and in November 2007 it acquired a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Cordless, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., Recorded Music activities are conducted in more than 50 countries primarily through WMI and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as the Company’s U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom the Company’s domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. The Company’s international artist services operations also include a network of concert promoters through which WMI provides resources to coordinate tours.

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

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded–rights deals where the Company acquires broader rights in a recording artist’s career, it may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. The Company believes expanded-rights deals create a better partnership with its artists, which allows it to work together more closely with them to create and sustain artistic and commercial success.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. The Company’s new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of its distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. The Company also works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams. As a music-based content company, the Company has assets that go beyond its recorded music and music publishing catalogs, such as its music video library, which it has begun to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company is headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and HBO. In 2007, the Company entered the production music library business with the acquisition of Non-Stop Music. Production music is a complementary alternative to licensing standards and contemporary hits for television, film and advertising producers.

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in September. Fiscal 2009 ended on September 25, 2009, fiscal 2008 ended on September 26, 2008 and fiscal 2007 ended on September 28, 2007. For convenience purposes, the Company continues to date its financial statements as of September 30.

The Company has performed a review of all subsequent events up to and including the date of issuance of its financial statements, November 24, 2009, and has deemed that no additional disclosures are necessary.

3. Summary of Significant Accounting Policies

FASB Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”), on July 1, 2009, issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. Statement 168 is also known as FASB Accounting Standards Codification 105—Generally Accepted Accounting Principles (“ASC 105-10”, “Codification”). ASC

105-10 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Following the Codification, the FASB will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Company has included references to the Codification, as appropriate, in these financial statements.

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

Foreign Currency Translation

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statement of shareholder’s equity (deficit) as a component of accumulated other comprehensive income (loss).

Derivative and Financial Instruments

The Company accounts for these investments as required by the FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which requires that all derivative instruments be recognized on the balance sheet at fair value. ASC 815 also provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. In addition, the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to long-term, fixed-rate debt (see Note 12) and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Revenues

Recorded Music

As required by FASB ASC Topic 605, Revenue Recognition (“ASC 605”), the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

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

Music Publishing

        Music Publishing revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions, and the sale of published sheet music and songbooks. The receipt of royalties principally relates to amounts earned from the public performance of copyrighted material, the mechanical reproduction of copyrighted material on recorded media including digital formats, and the use of copyrighted material in synchronization with visual images. Consistent with industry practice, music- publishing royalties, except for synchronization royalties, generally are recognized as revenue when cash is received. Synchronization revenue is recognized as revenue on an accrued basis when all revenue recognition when all revenue recognition criteria are met in accordance with ASC 605.

Gross Versus Net Revenue Classification

In the normal course of business, the Company acts as an intermediary or agent with respect to certain payments received from third parties. For example, the Company distributes music product on behalf of third-party record labels. As required by FASB ASC Subtopic 605-45, Principal Agent Considerations such transactions are recorded on a “gross” or “net” basis depending on whether the Company is acting as the “principal” in the transaction or acting as an “agent” in the transaction. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership and, accordingly, revenues are recorded on a gross basis. For those transactions in which the Company does not have substantial risks and rewards of ownership, the Company is considered an agent and, accordingly, revenues are recorded on a net basis.

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

Royalty Advances and Royalty Costs

The Company regularly commits to and pays advance royalties to its artists and songwriters in respect of future sales. The Company accounts for these advance royalty payments as required by FASB ASC Topic 928, Entertainment-Music (“ASC 928”). Under ASC 928, certain advance royalty payments that are believed to be recoverable from future royalties to be earned by the artist or songwriter are capitalized as assets. The decision to capitalize an advance to an artist or songwriter as an asset requires significant judgment as to the recoverability of these advances. The recoverability of these assets is assessed upon initial commitment of the advance, based upon the Company’s forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether these amounts are recoverable, the Company evaluates the current and past popularity of the artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, the portion of such advances that are believed not to be recoverable is expensed. All advances are assessed for recoverability continuously and at minimum on a quarterly basis.

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

Advertising

As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”) advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $120 million for the fiscal year ended September 30, 2009 and $144 million for the fiscal years ended September 30, 2008 and 2007. Deferred advertising costs, which principally relate to advertisements that have not been exhibited or services that have not been received, were not material as of current or prior fiscal years.

Concentration of Credit Risk

The Company has seven significant recorded music customers that individually represent less than 10% of the Company’s consolidated gross accounts receivable, and approximately 13% in the aggregate. Based on a history of cash collection, the Company does not believe there is any significant collection risk from such customers.

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

Investments

FASB ASC Topic 810, Consolidation (“ASC 810”) requires the Company first evaluate its investments to determine if any investments qualify as a variable interest entity (“VIE”) using certain criteria. An entity is a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The Company consolidates VIEs for which it is the primary beneficiary.

The Company uses the equity method of accounting for investments in which the Company has significant influence, but less than a controlling voting interest and do not qualify as a VIE under the provisions of ASC 810. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the investee. The Company would also use the equity method of accounting if it had greater than 50% ownership interest in an investee but the minority shareholders held certain substantive participating rights that allowed them to participate in the ordinary course of the business. Under the equity method, only the Company’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheets; only the Company’s share of the investee’s earnings (losses) is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows.

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

Internal-Use Software Development Costs

As required by FASB ASC Subtopic 350-40, Internal-Use Software, the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are depreciated over the estimated useful life of the underlying project on a straight-line basis, generally not exceeding five years.

Accounting for Goodwill and Other Intangible Assets

In accordance with FASB Statement No. 141, “Business Combinations” (“FAS 141”) and FASB ASC Topic 350, Intangibles-Goodwill and Other, the Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Pursuant to this guidance, the Company does not amortize the goodwill balance and instead, performs an annual impairment review to assess the fair value of goodwill over its carrying value. Identifiable intangible assets with finite lives are amortized over their useful lives.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, its goodwill is not impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances.

The Company performs an annual impairment review of its indefinite-lived intangible assets unless events occur which trigger the need for an earlier impairment review. The impairment test involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The impairment review requires management to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, tax amortization periods, royalty rates, market share and others.

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

Stock-Based Compensation

The Company accounts for share based payments as required by FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Under this fair value recognition provision of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company has applied the modified prospective method and expenses deferred stock-based compensation on an accelerated basis over the vesting period of the stock award. Expected forfeitures are included in determining share-based employee compensation expense.

The Company estimates the fair value of our grants made using the binomial method, which includes assumptions related to volatility, dividend yield and risk-free interest rate. The Company also awards or sells restricted shares to its employees. For restricted shares awarded or sold below market value, the accounting charge is measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

Income Taxes

Income taxes are provided using the asset and liability method presented by FASB ASC Topic 740, Income Taxes. Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current fiscal year and include the results of any differences between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statements and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

In June 2006 the FASB clarified the accounting for uncertainty in income taxes by prescribing application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. It also prescribed guidance on measurement, classification, interest and penalties, accounting for interim periods, and disclosures. The Company adopted the new guidance in October 2007. See Note 12 for a detailed discussion of the Company's uncertain tax positions.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of shareholder’s deficit (equity), consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under ASC 815, which include interest-rate swap and foreign exchange contracts. The following summary sets forth the components of other comprehensive income (loss), net of related taxes, that have been accumulated in shareholder’s equity (deficit) since September 30, 2006:

	Foreign Currency Translation Gain (Losses)	Minimum Pension Liability Adjustment	Derivative Financial Instruments Gain (Losses)	Accumulated Other Comprehensive Income (Losses)
	(in millions)
Balance at September 30, 2006	$5	$(4)	$6	$7
Activity through September 30, 2007	(2)	8	(14)	(8)

Balance at September 30, 2007	$3	$4	$(8)	$(1)
Activity through September 30, 2008	17	(3)	(3)	11

Balance at September 30, 2008	$20	$1	$(11)	$10

Activity through September 30, 2009	20	1	11	32

Balance at September 30, 2009	$40	$2	$—	$42

New Accounting Pronouncements

In September 2006, the FASB issued authoritative guidance on fair value measurements which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. The new guidance is codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted the provisions of the guidance as of October 1, 2008. The impact of adopting the new guidance was not material to the Company’s financial statements. Refer to Note 21.

In February 2007, the FASB issued authoritative guidance which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of the guidance as of October 1, 2008. Upon initial adoption, the guidance provides entities with a one-time chance to elect the fair value option for existing eligible items. The Company has elected not to apply the fair value option to the eligible items.

In December 2007, the FASB revised the authoritative guidance for business combinations. The new guidance changes the accounting for business combinations in several areas including contingent consideration, acquisition-related costs, restructuring costs and deferred income taxes. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. The new guidance is effective for fiscal years beginning after December 15, 2008 on a prospective basis. The Company will adopt the new guidance beginning in the first quarter of fiscal year 2010. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB revised the authoritative guidance for accounting and reporting for the noncontrolling interest in a subsidiary (i.e., minority interest) and for the deconsolidation of a subsidiary. The new guidance requires the recognition of a noncontrolling (minority) interest as a component of equity in the consolidated financial statements as opposed to as a liability or mezzanine equity. The new guidance also changes the computation of net income of a consolidated group such that earnings attributed to the noncontrolling interest will no longer be deducted in determining net income. Instead, it must be separately presented on the face of the consolidated income statement. The carrying amount of the noncontrolling interest is adjusted to reflect the change in ownership interest, and any difference between the amount by which the noncontrolling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest (i.e., as additional paid in capital). Any transaction that results in the loss of control of a subsidiary is considered a remeasurement event with any retained interest remeasured at fair value. The gain or loss recognized in income includes both the realized gain or loss related to the portion of the ownership interest sold and the gain or loss on the remeasurement to fair value of the retained interest. FASB requires that the new guidance for noncontrolling interest and the new guidance on business combination be adopted concurrently and thus, this guidance is also effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of this guidance beginning in the first quarter of fiscal year 2010. This guidance will change the Company’s accounting treatment of business combinations and dispositions with noncontrolling interests on a prospective basis, except for the presentation and disclosure requirements, which will be adopted on a retrospective basis.

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which amends the consolidation guidance for variable interest entities. The amendments include: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

4. Acquisitions and Dispositions

Acquisition of Interest in Frank Sinatra Estate

The Company acquired a 50% interest in Frank Sinatra Enterprises, LLC (“FSE”) on November 19, 2007 for $50 million. FSE is a limited liability company established to administer licenses for use of Frank Sinatra’s name and likeness and manage all aspects of his music, film and stage content. The transaction was accounted for under the purchase method of accounting, based on the provisions of ASC 810 and the results of operations of FSE have been included in the Company’s results of operations from the date of the acquisition. The purchase price has been allocated to the underlying net assets acquired in proportion to the estimated fair value, principally as follows: recorded music catalog, $66 million; trademarks, $20 million; and goodwill $14 million.

Discontinued Operations

During the fiscal year 2008, the Company shut down the operations of Bulldog Entertainment (“Bulldog”), an entertainment services company, which was recorded in our Recorded Music operations. As a result of this triggering event, the Company performed an impairment test and determined that an $18 million impairment charge was necessary to adjust the assets to fair market value, based on the discounted value of future cash flows. The Company shut down this operation in January 2008 and recorded an additional $3 million in shut down costs during the three months ended March 31, 2008. Bulldog’s results are reported as a discontinued operation in the consolidated statement of operations.

Discontinued operations consist of the following:

	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007
	(in millions)
Revenues	$—	$2
Costs and expenses:
Cost of revenues	—	(12)
Selling, general and administrative expenses	(21)	(3)

Total costs and expenses	(21)	(13)

Loss before income taxes	(21)	(13)

Income tax expense	—	—

Loss from discontinued operations	$(21)	$(13)

5. Investments

The Company’s investments consist of:

	September 30, 2009	September 30, 2008
	(in millions)
Equity-method investments	$5	$112
Cost-method investments	13	43

	$18	$155

On October 22, 2008, the Company entered into an agreement to sell its remaining equity stake in Front Line Management to Ticketmaster for $123 million in cash. The transaction closed on October 29, 2008 and the Company recorded a gain on the sale of its equity investment of $36 million for the fiscal year ended September 30, 2009.

During the fiscal year ended September 30, 2009, the Company chose not to continue its participation in Equatrax, L.P. (formerly known as Royalty Services, L.P.) and Equatrax, LLC (formerly known as Royalty Services, LLC), which were formed in 2004 to develop an outsourced royalty platform. As a result, the Company wrote off the remaining $10 million related to its investment in the joint venture.

During the fiscal year ended September 30, 2009, the Company determined that its cost-method investments in digital venture capital companies were impaired largely due to the current economic environment and changing business conditions from the time of the initial investment. In accordance with ASC 820, the Company used Level 3 inputs to determine the fair value of these investments, which include management’s estimates of assumptions that market participants would use in pricing these assets. As a result, the Company recorded charges of $29 million, including $16 million to write off its investment in imeem, inc. (“imeem”) and $11 million to write down its investment in lala media, inc (“lala”) to its estimated fair value.

6. Inventories

Inventories consist of the following:

	September 30, 2009	September 30, 2008
	(in millions)
Compact discs and other music-related products	$44	$55
Published sheet music and song books	2	2

	$46	$57

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2009	September 30, 2008
	(in millions)
Land	$11	$16
Buildings and improvements	115	119
Furniture and fixtures	26	25
Computer hardware and software	172	150
Construction in progress	9	9
Machinery and equipment	7	7

	340	326
Less accumulated depreciation	(240)	(209)

	$100	$117

8. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the year ended September 30, 2009 and September 30, 2008:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2007	$474	$591	$1,065
Acquisitions	35	—	35
Dispositions	(18)	—	(18)
Other adjustments	3	—	3

Balance at September 30, 2008	$494	$591	$1,085

Acquisitions	10	—	10
Dispositions	—	—	—
Other adjustments	(55)	—	(55)

Balance at September 30, 2009	$449	$591	$1,040

The acquisition of goodwill in 2009 primarily relates to purchase accounting adjustments recorded during the fiscal year ended September 30, 2009. The other adjustments to goodwill represent foreign currency translation adjustments and adjustments to the tax basis of acquired assets and liabilities, which were recorded as a decrease to deferred taxes.

The acquisitions of goodwill in 2008 primarily include the following: (a) $14 million related to the acquisition of Frank Sinatra Enterprises as described more fully in Note 5, (b) $9 million related to the acquisition of a tour, production, promotion and booking company during the quarter ended March 31, 2008 and (c) $7 million related to the acquisition of an artist management and production company during the quarter ended September 30, 2008. The remaining $5 million addition to goodwill relates to various acquisitions that are not individually material. The other adjustments to goodwill represent foreign currency translation adjustments.

The disposition of goodwill in 2008 related to the impairment and discontinued operation of Bulldog as described more fully in Note 5.

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The results of the test were that no impairment occurred in 2009.

Other Intangible Assets

Other intangible assets consist of the following:

	September 30, 2008	Acquisitions	Other (a)	September 30, 2009
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog	$1,384	$1	$(6)	$1,379
Music publishing copyrights	948	11	(7)	952
Artist contracts	76	4	—	80
Trademarks	31	—	—	31
Other intangible assets	8	—	—	8

	2,447	16	(13)	2,450
Accumulated amortization	(908)			(1,133)

Total net intangible assets subject to amortization	1,539			1,317
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,639			$1,417

(a)	Other represents foreign currency translation adjustments.

Amortization

Based on the amount of intangible assets subject to amortization at September 30, 2009, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ended September 30,
(in millions)
2010	213
2011	213
2012	210
2013	208
2014	155
Thereafter	318

$1,317

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

9. Restructuring Costs

Acquisition-Related Restructuring Costs

In connection with the Acquisition that was effective as of March 1, 2004, the Company reviewed its operations and implemented several plans to restructure its operations. As part of these restructuring plans, the Company recorded a restructuring liability during 2004, which included costs to exit and consolidate certain activities of the Company, costs to exit certain leased facilities and operations such as international distribution operations, costs to terminate employees and costs to terminate certain artist, songwriter, co-publisher and other contracts. Such liabilities were recognized as part of the cost of the Acquisition. As of September 30, 2009, the Company had approximately $11 million of liabilities outstanding primarily related to long-term lease obligations for vacated facilities, which are expected to be settled by 2019 and $93 million of liabilities outstanding primarily related to revaluations of artist and other contracts.

10. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following:

	September 30, 2009	September 30, 2008
	(in millions)
Deferred income	$3	$3
Accrued compensation and benefits	33	32
Minority interest	58	68
Acquisition and merger-related restructuring liabilities	8	9
Unfavorable and other contractual obligations	98	110
Other	35	44

	$235	$266

11. Debt

In connection with the Acquisition, the Company incurred $1.650 billion of indebtedness consisting of (i) $1.150 billion of borrowings under the term loan portion of a senior secured credit facility and (ii) $500 million of borrowings under a senior subordinated bridge loan facility (the “Bridge Loan”). A portion of these borrowings was refinanced by Acquisition Corp. in April 2004 (the “Acquisition Corp. Refinancing”). In addition, in December 2004, Holdings incurred approximately $700 million of debt to redeem its outstanding shares of cumulative preferred stock and pay a return of capital to the Investor Group (the “Holdings Refinancing”). A portion of this debt was redeemed in June 2005 (the “Holdings Redemption”). The following summarizes the Acquisition Corp. Refinancing, the Company’s debt capitalization as of September 30, 2009 and 2008, the principal terms of the Company’s financing arrangements and the Holdings Refinancing.

The Acquisition Corp. Refinancing

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

Senior Secured Notes due 2016

On May 28, 2009, we issued $1.1 billion aggregate principal amount of 9.50% Senior Secured Notes due 2016 (the “Senior Secured Notes”), pursuant to an indenture, dated as of May 28, 2009 (the “Indenture”), among Acquisition Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. The Senior Secured Notes were issued at 96.289% of their face value, for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (“OID”) was $41 million. The OID is equal to the difference between the stated principal amount and the issue price. The OID will be amortized over the term of the notes using the effective interest rate method and reported as non-cash interest expense. Financing fees of $25 million related to the Senior Secured Notes were deferred and are being amortized over the term of the notes.

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

The Senior Secured Notes are senior secured obligations of Acquisition Corp. that rank senior in right of payment to our subordinated indebtedness, including its senior subordinated notes. The obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of our existing direct or indirect wholly owned domestic subsidiaries and any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future. The Senior Secured Notes are not guaranteed by Holdings. All obligations under the Senior Secured Notes and the guarantees of those obligations are secured by first-priority liens, subject to permitted liens, in the assets of Holdings, Acquisition Corp., and the guarantors, which consist of the shares of Acquisition Corp., Acquisition Corp.’s assets and the assets of the guarantors, except for certain excluded assets.

At any time prior to June 15, 2012, at our option, may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 109.50% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest provided that after such redemption at least 50% of the originally issued Senior Secured Notes remain outstanding. Prior to June 15, 2013, Acquisition Corp. may redeem some or all of the Senior Secured Notes at a price equal to 100% of the principal amount plus a make whole premium, as defined in the Indenture. The Senior Secured Notes are also redeemable in whole or in part, at Acquisition Corp.’s option, at any time on or after June 15, 2013 for the following redemption prices, plus accrued and unpaid interest:

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

The Indenture contains a number of covenants that, among other things, limit (subject to certain exceptions), the ability of Acquisition Corp. and most of its subsidiaries to (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of its capital stock or make other restricted payments (as defined in the Indenture); (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain debt; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (vii) sell or otherwise dispose of its Music Publishing business; (viii) enter into certain transactions with affiliates; and (ix) designate its subsidiaries as unrestricted subsidiaries.

Acquisition Corp. used the net proceeds from the Senior Secured Notes offering, plus approximately $335 million in existing cash, to repay in full all amounts due under its existing senior secured credit facility and pay related fees and expenses. In connection with the repayment, Acquisition Corp. terminated its revolving facility. Included in interest expense for the fiscal year ended September 30, 2009 was $18 million of previously unamortized deferred financing fees related to the senior secured credit facility. Such amounts were recognized as a result of the repayment of the senior secured credit facility. There were no premiums or penalties incurred by Acquisition Corp. in connection with the termination of the senior secured credit facility.

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

The indenture governing the notes limits the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

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

Debt Capitalization

As of September 30, 2009 and 2008, the Company’s long-term debt consisted of:

	September 30, 2009	September 30, 2008
	(in millions)
9.5% Senior Secured Notes due 2016 (a)	$1,060	$—
Senior secured credit facility (b)	—	1,379
7.375% U.S. dollar-denominated Notes due 2014	465	465
8.125% Sterling-denominated Notes due 2014 (c)	161	184

Total debt	1,686	2,028
Less current portion	—	(17)

Total long term debt	$1,686	$2,011

(a)	9.50% Senior Secured Notes due 2016; face amount of $1.1 billion less unamortized discount of $40 million.
(b)	All outstanding amounts were repaid in full as part of the refinancing described above.
(c)	Decrease represents the impact of foreign currency exchange rates on the carrying value of the Sterling-denominated notes.

Interest Expense and Maturities

Total interest expense was $177 million, $159 million, and $167 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. The weighted-average interest rate of the Company’s total debt at September 30, 2009 and 2008 was 1.99% and 6.85%, respectively.

12. Income Taxes

For the fiscal years ended September 30, 2009, 2008, and 2007, the domestic and foreign pretax (loss) income from continuing operations is as follows:

	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007
	(in millions)
Domestic	$(128)	$(44)	$35
Foreign	78	79	21

Total	$(50)	$35	$56

Current and deferred income taxes (tax benefits) provided are as follows:

	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007
	(in millions)
Federal:
Current	$5	$3	$2
Deferred (a)	13	(2)	5
Foreign (b):
Current (c)	42	46	46
Deferred (a)	(13)	(1)	(7)
U.S. State:
Current	3	3	3
Deferred	—	—	—

Total	$50	$49	$49

(a)	The fiscal year ended September 30, 2009 amounts reflect the reversal of $15 million of previously recognized tax benefits associated with the tax amortization of indefinite lived intangibles from the Acquisition.
(b)	The total foreign tax provision for the fiscal year ended September 30, 2009 reflects a $14 miilion benefit from the implementation of new digital transfer pricing agreements.
(c)	Includes cash withholding taxes of $13 million, $15 million and $14 million for the fiscal years ended September 30, 2009, 2008, and 2007, respectively.

The differences between the U.S. federal statutory income tax rate of 35% and income taxes provided are as follows:

	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007
	(in millions)
Taxes on income at the U.S. federal statutory rate	$(9)	$12	$20
U.S. state and local taxes	3	3	3
Foreign income taxed at different rates, including withholding taxes	12	17	20
Loss without benefit / (release of valuation allowance), net	44	15	7
Other	—	2	(1)

Total income tax expense	$50	$49	$49

During the year ended September 30, 2009, the Company incurred losses in the U.S. and certain foreign territories and have offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. The balance of the U.S. tax attributes remaining at the end of September 30, 2009 continues to be offset by a full valuation allowance as the Company has determined that it is more likely than not that these attributes will not be realized. The Company is an indirect, wholly owned subsidiary of Parent, and therefore, its results are included as part of Parent’s U.S. consolidated federal income tax return. Significant components of Parent’s net deferred tax assets/(liabilities) are summarized below:

	September 30, 2009	September 30, 2008
	(in millions)
Deferred tax assets:
Allowances and reserves	$50	$53
Employee benefits and compensation	35	31
Other accruals	66	66
Depreciation and amortization	79	30
Tax attribute carryforwards	298	252
Other	2	6

Total deferred tax assets	530	438
Valuation allowance	(449)	(390)

Net deferred tax assets	81	48

Deferred tax liabilities:
Assets acquired in business combinations	(224)	(255)

Total deferred tax liabilities	(224)	(255)

Net deferred tax liabilities	$(143)	$(207)

At September 30, 2009, net deferred tax liabilities include adjustments to acquired assets and liabilities, which were recorded as a decrease to goodwill. Furthermore, at September 30, 2009, $130 million of the total valuation allowance of $449 million is related to deferred tax assets that were recorded in purchase accounting. Effective October 1, 2009, Parent will adopt ASC 805, the impact of the adoption is that changes in these amounts will be recognized as an income tax benefit if realized.

At September 30, 2009, Parent has U.S. federal tax net operating loss carry-forwards of $210 million, which will begin to expire in fiscal year 2024. Tax net operating loss carryforwards in state, local and foreign jurisdictions expire in various periods. In addition, Parent has foreign tax credit carry-forwards for U.S. tax purposes of $98 million, which will begin to expire in 2014.

Parent’s U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries of approximately $729 million at September 30, 2009. As such, no federal income taxes have been provided for these undistributed earnings. Should these earnings be distributed, foreign tax credits may be available to reduce the additional federal income tax that would be payable. However, availability of these foreign tax credits is subject to limitations which make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.

On October 1, 2007, Parent adopted the provisions of FIN 48, which clarify the accounting for uncertainty in income tax positions. Upon adoption of FIN 48, Parent recorded a cumulative adjustment of $3 million, with a corresponding adjustment to the opening balance of accumulated deficit. Parent classifies interest and penalties related to uncertain tax positions as a component of income tax expense. As of the September 30, 2009, Parent had accrued no material interest or penalties.

The following table sets forth the changes in Parent’s reserve for uncertain tax positions, excluding related accrued interest and penalties, from October 1, 2007 to September 30, 2009:

	2009	2008
	(in millions)
Balance at Beginning of the Year	$1	$1
Additions for current year tax position	1	—
Additions for prior year tax provisions	5	—

Balance at End of the Year	$7	$1

The net additions in the above table for the year ended September 30, 2009 were primarily attributable Parent’s decision to utilize tax amnesty in Brazil.

Included in the total unrecognized tax benefits at September 30, 2009 and 2008 is $7 million and $1 million, respectively, that if recognized, would favorably affect the effective income tax rate. Of the $7 million at September 30, 2009, $5 million of unrecognized tax benefits are from a prior acquisition and pursuant to ASC Topic 805, if recognized, would favorably affect the effective income tax rate. Parent expects that $5 million of the total reserve for uncertain tax positions to be paid during the next twelve months; however, events may occur that could cause Parent’s current expectations to change in the future.

Parent and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Internal Revenue Service has completed the audit of Parent’s U.S. income tax returns for the fiscal years ended September 30, 2006 and has commenced a routine examination of Parent’s U.S. income tax returns for the fiscal years ended September 30, 2007 through September 30, 2008.

13. Pensions

Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material in the aggregate and have a combined projected benefit obligation of approximately $46 million and $43 million for the fiscal years September 30, 2009 and 2008, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. Parent had an aggregate pension liability relating to these plans of approximately $29 million and $28 million recorded in its balance sheets as of September 30, 2009 and 2008, respectively. Parent uses a September 30 measurement date for its plans from the fiscal year ended September 30, 2009. For each of the fiscal years ended September 30, 2009 and 2008, pension expense amounted to $3 million.

Certain employees also participate in pre-tax defined contribution plans. Parent’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. Parent’s defined contribution plan expense amounted to approximately $4 million, $5 million and $2 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

14. Stock-Based Compensation Plans

LTIP and Individual Stock Option and Restricted Stock Agreements

In 2004, Parent’s Board of Directors approved a form of LTIP stock option agreement for grants of options to eligible individuals. Eligible individuals include any employee, director or consultant of Parent or any of its affiliates, or any other entity designated by Parent’s Board of Directors in which Parent has an interest, who is selected by Parent’s compensation committee to receive an award. The board authorized the granting of options to purchase up to 1,355,066 shares of common stock of Parent pursuant to the LTIP program. Parent has granted options and may grant additional stock options under the LTIP stock option agreements to certain members of current or future management. The board of Parent also approved the sale of 5,676,300 restricted shares of Parent’s stock, the awarding of 2,629,091 restricted shares of Parent’s stock, and the granting of options to purchase

3,701,850 shares of Parent’s common stock under stock option agreements with certain members of management. Individual option agreements and options granted under the LTIP program generally will have a 10-year term and the exercise price will equal at least 100% of the fair market value on the date of the grant. All of these option grants are now fully vested.

2005 Omnibus Stock Plan

In May 2005, the board of Parent adopted the 2005 Omnibus Stock Plan, or 2005 Plan, which authorized the granting of stock based awards to purchase up to 3,416,133 shares of Parent’s common stock. The 2005 Plan was amended and restated as of February 23, 2007 and again as of February 26, 2008. The 2008 amendment increased the maximum number of shares available for awards under the plan to 19,916,133 shares. Under the 2005 Plan, the Board of Directors or the compensation committee of Parent will administer the plan and has the power to make awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to employees, directors and others as set forth in the 2005 Plan. The types of awards that may be granted include restricted and unrestricted stock, incentive and non-statutory stock options, stock appreciation rights, performance units and other stock based awards. Options granted generally have a 10-year term, the exercise price will equal at least 100% of the fair market value on the date of the grant and generally vest in four equal installments on the day prior to each of first through fourth anniversaries of the effective date of the stock option agreement, subject to the employee’s continued employment.

Stock Options

The following is a summary of Parent’s stock option awards for the fiscal year ended September 30, 2009:

	Number of options granted	Weighted-average exercise price
Shares options outstanding at September 30, 2008	11,773,291	$7.53
Granted in 2009	2,330,000	$2.68
Exercised in 2009	(28,467)	$1.04
Forfeited in 2009	(472,286)	$14.52

Shares options outstanding at September 30, 2009	13,602,538	$6.47
Share options exercisable at September 30, 2009	5,110,781	$8.30

The share options that were vested and exercisable as of September 30, 2009 have an aggregate intrinsic value of $3.0 million and a weighted-average remaining contractual term of 6.49 years.

Parent granted its employees stock option awards as follows:

	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007
Share options granted	2,330,000	7,717,010	815,000
Weighted-average grant date fair value	$1.31	$2.49	$7.13

Assumptions

In calculating the compensation expense for options granted, Parent utilizes a binomial lattice-based model for the valuation of stock option grants. Assumptions utilized in the model, which are evaluated and revised, as necessary, to reflect market conditions and experience, were as follows:

Weighted average assumptions used to calculate fair market value of stock options:	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008	Fiscal Year Ended September 30, 2007
Dividend yield	0%	0%	3.9%
Expected volatility	62.43%	45.0%	50.0%
Risk-free interest rate	1.97%	2.80%	4.59%
Expected term	7.07 years	6.00 years	6.00 years

Because lattice-based option valuation models incorporate ranges of assumptions for inputs, the weighted average of those assumptions are disclosed in the preceding table. Expected volatilities are based on Parent’s historical stock price volatility. In periods when sufficient historical data was not available, Parent based its expected volatility on the historical stock price of comparative companies. Parent uses historical data to estimate option exercise and employee termination patterns within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding. The interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Option Exercises

During the fiscal year ended September 30, 2009 and 2008, employees exercised 28,467 and 141,064 stock options with a total intrinsic value of $0.1 million and $0.7 million, respectively. Total cash received from stock option exercises in 2009 and 2008 was less than $0.1 million and $0.4 million, respectively.

Restricted Stock

The following is a summary of Parent’s restricted stock awards for the fiscal year ended September 30, 2009:

	Number of restricted shares	Weighted-average grant date fair value
Unvested restricted shares at September 30, 2008	4,810,670	$4.77
Granted in 2009	554,700	$2.69
Vested in 2009	(297,615)	$11.14
Forfeited in 2009	(555)	$15.77

Unvested restricted shares at September 30, 2009	5,067,200	$4.17

The weighted-average grant date fair value of restricted shares awarded in the fiscal year ended September 30, 2009, 2008, and 2007 was $2.69, $4.28, and $18.08, respectively.

The total fair value of the restricted shares that vested in the fiscal years ended September 30, 2009, 2008, and 2007 was $3.3 million, $6.9 million and $5.9 million, respectively.

Compensation Expense

The Company recognized non-cash compensation expense related to Parent’s stock-based compensation plans of $11 million, $11 million and $10 million for the fiscal years ended September 30, 2009, 2008, and 2007, respectively. In addition, as of September 30, 2009 and 2008, the Company had approximately $15 million and $21 million, respectively, of unrecognized compensation costs related to Parent’s unvested stock option and restricted stock awards. The weighted average period over which total compensation related to non-vested awards is expected to be recognized in 3.8 years.

15. Related Party Transactions

Distribution Arrangements with Related Parties

In the normal course of business the Company enters into arrangements to distribute the products of third parties. In addition, the Company enters into joint ventures, and the Company distributes the products of certain companies that are its joint venture partners. During the fiscal year ended September 30, 2009, 2008 and 2007, the Company recorded revenues of $2 million, $3 million and $5 million, respectively, in the statement of operations related to these arrangements. Such distribution arrangements are negotiated on an arm’s-length basis and reflect market rates.

16. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under many operating leases. Net rent expense was approximately $38 million, $35 million, and $35 million for the fiscal years ended September 30, 2009, 2008, and 2007, respectively.

At September 30, 2009, future minimum payments under non-cancelable operating leases (net of sublease income) are as follows:

September 30, 2008
(in millions)
2010	33
2011	31
2012	29
2013	22
2014	19
Thereafter	46

Total	$180

The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Acquisition.

Guaranteed Minimum Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $395 million and $439 million as of September 30, 2009 and 2008, respectively. Such commitments are payable principally over a ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers.

Other

Other off-balance sheet, firm commitments, which include letters of credit and minimum funding commitments to investees, amounted to approximately $14 million and $29 million at September 30, 2009 and 2008, respectively.

Litigation

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed and were later consolidated for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including the Company. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. Oral argument took place before the Second Circuit Court of Appeals on September 21, 2009. No decision has been issued. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

17. Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts (“FX Contracts”) for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates.

The Company enters into FX Contracts primarily to hedge its royalty payments and balance sheet items denominated in foreign currency. The Company applies hedge accounting to FX Contracts for cash flows related to royalty payments. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are recognized in Other Comprehensive Income (“OCI”) for unrealized items and recognized in earnings for realized items. The Company elects to not apply hedge accounting to foreign currency exposures related to balance sheet items. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs). Refer to Note 20.

Netting provisions are provided for in existing International Swap and Derivative Association Inc. (“ISDA”) agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within other current assets or other current liabilities in the Company’s consolidated balance sheets. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

During the fiscal year ended September 30, 2009, the Company did not enter into any additional Interest Rate Swaps to hedge the variability of its expected future cash interest payments. As of September 30, 2009, the Company did not have any Interest Rate

Swaps outstanding and approximately $11 million of losses previously recorded in OCI have been recognized in the statement of operations. The Company, however, entered into additional foreign exchange forward contracts to hedge its foreign currency royalty payments for the fiscal year 2009 and 2010.

Interest Rate Risk Management

We have $1.686 billion debt outstanding at September 30, 2009. Based on the level of interest rates prevailing at September 30, 2009, the fair value of this fixed-rate debt was approximately $1.734 billion. Further, based on the amount of our fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $9 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

Foreign Currency Risk Management

Historically, the Company has used, and continues to use, foreign exchange forward contracts and foreign exchange options primarily to hedge the risk that unremitted or future royalties and license fees owed to its domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. The Company focuses on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on its major currencies, which include the euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. In addition, the Company currently hedges foreign currency risk associated with financing transactions such as third party and inter-company debt and other balance sheet items.

For royalty related hedges, the Company records foreign exchange contracts at fair value on its balance sheet and the related gains or losses on these contracts are deferred in shareholder’s deficit (as a component of comprehensive income (loss). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income, and have been immaterial. For hedges of financing transactions and other balance sheet items, hedge gains and losses are taken directly to the statement of operations since there is an equal and offsetting statement of operations entry related to the underlying exposure. Gains and losses on foreign exchange contracts generally are included as a component of other income (expense), net, in the Company’s consolidated statement of operations.

As of September 30, 2009, the Company had outstanding hedge contracts for the sale of $445 million and the purchase of $109 million of foreign currencies at fixed rates. As of September 30, 2008, the Company had outstanding hedge contracts for the sale of $542 million and the purchase of $158 million of foreign currencies at fixed rates. As of September 30, 2009, the Company did not have any deferred net gains or losses in comprehensive income (loss) related to foreign exchange hedging.

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

	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(in millions)
2009
Revenues	$2,624	$578	$(26)	$3,176
OIBDA	336	161	(100)	397
Depreciation of property, plant and equipment	(22)	(4)	(11)	(37)

	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(in millions)
Amortization of intangible assets	(161)	(64)	—	(225)

Operating income (loss)	153	93	(111)	135
Total assets	2,417	1,596	(131)	3,882
Capital expenditures	25	2	—	27

2008
Revenues	$2,895	$623	$(27)	$3,491
OIBDA	416	162	(103)	475
Depreciation of property, plant and equipment	(28)	(4)	(14)	(46)
Amortization of intangible assets	(155)	(67)	—	(222)

Operating income (loss)	233	91	(117)	207
Total assets	2,571	1,629	225	4,425
Capital expenditures	27	2	3	32

2007
Revenues	$2,835	$570	$(22)	$3,383
OIBDA (a)	421	160	(107)	474
Depreciation of property, plant and equipment	(26)	(3)	(11)	(40)
Amortization of intangible assets	(146)	(59)	(1)	(206)

Operating income (loss) (a)	249	98	(119)	228
Total assets	2,573	1,679	244	4,496
Capital expenditures	25	2	2	29

(a)	The comparability of OIBDA and of operating income (loss) by business segment for fiscal 2007 has been affected by restructuring costs of $50 million. Of such amounts, $46 million related to Recorded Music, $2 million related to Music Publishing and $2 million related to Corporate expenses and eliminations. OIBDA and operating income for the fiscal year ended September 30, 2007 also included a benefit of $64 million of other income related to the settlement of contingent claims held by the Company to Bertlesmann’s relationship with Napster in 2000-2001. Of such amount, $61 million related to Recorded Music and $3 million related to Music Publishing.

Revenues and total assets relating to operations in different geographical areas are set forth below. (Note that Revenues are attributed to countries based on the location of the customer)

	2009		2008		2007
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue	Long-lived Assets
	(in millions)
United States	$1,416	$1,503	$1,605	$1,859	$1,671	$1,989
United Kingdom	341	225	411	350	346	382
All other territories	1,419	1,120	1,475	1,066	1,366	1,002

Total	$3,176	$2,848	$3,491	$3,275	$3,383	$3,373

19. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $109 million, $149 million, and $136 million during the fiscal years ended September 30, 2009, 2008, and 2007, respectively. The Company paid approximately $66 million, $69 million, and $59 million of foreign income and withholding taxes in the fiscal years ended September 30, 2009, 2008, and 2007, respectively. The Company received $11 million, $17 million, and $15 million of foreign income tax refunds in the fiscal years ended September 30, 2009, 2008, and 2007, respectively.

20. Fair Value Measurements

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2009. Derivatives not designated as hedging instruments primarily represent the balances below and the gains and losses on these financial instruments are included as other expenses in the statement of operations. Derivatives designated as hedging instruments are not material to the Company’s financial statements.

	Fair Value Measurements as of September 30, 2009
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	—	3	—	3
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(14)	—	(14)
Other Non Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	—	—	—

Total	—	$(11)	—	$(11)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories, and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that an impairment exists, the asset is written down to its fair value. In addition, an impairment analysis is performed at least annually for goodwill and indefinite-lived intangible assets.

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2009, the fair value of the Company’s fixed-rate debt exceeded the carrying value by approximately $44 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

WMG Acquisition Corp.

2009 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for WMG Acquisition Corp.

	Three months ended
	September 30, 2009(a)	June 30, 2009(a)	March 31, 2009(a)	December 31, 2008(a)
	(in millions, except per share data)
Revenues	$861	$769	$668	$878
Costs and expenses
Cost of revenues	(444)	(431)	(339)	(484)
Selling, general and administrative expenses	(307)	(258)	(258)	(295)
Amortization of intangible assets	(56)	(55)	(56)	(58)

Total costs and expenses	(807)	(744)	(653)	(837)

Operating income from continuing operations	54	25	15	41

Interest expense, net	(42)	(56)	(35)	(39)
Minority interest (expense) income	(2)	(1)	—	7
Gain on sale of equity-method investments	—	—	—	36
Gain on foreign exchange transaction	—	—	—	9
Impairment of cost-method investments	—	—	(29)
Impairment of equity-method investments	(1)	—	—	(10)
Other income (expense), net	—	4	(3)	—

(Loss) income from continuing operations before income taxes	9	(28)	(52)	44
Income tax expense	(20)	(4)	(10)	(16)

(Loss) income from continuing operations	(11)	(32)	(62)	28
Loss from discontinued operations	—	—	—	—

				—
Net (loss) income	$(11)	$(32)	$(62)	$28

(a)	The Company’s business is seasonal. Therefore quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WMG Acquisition Corp.

2008 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for WMG Acquisition Corp.

	Three months ended
	September 30, 2008(a)	June 30, 2008(a)	March 31, 2008(a)	December 31, 2007(a)
	(in millions, except per share data)
Revenues	$854	$848	$800	$989
Costs and expenses
Cost of revenues	(433)	(441)	(413)	(545)
Selling, general and administrative expenses	(298)	(300)	(304)	(331)
Other income (b)	—	—	—	3
Amortization of intangible assets	(57)	(56)	(55)	(54)

Total costs and expenses	(788)	(797)	(772)	(927)

Operating income from continuing operations	66	51	28	62

Interest expense, net	(36)	(38)	(42)	(43)
Minority interest expense	(1)	(2)	—	(2)
Other expense, net	(4)	(2)	(2)	—

Income (loss) from continuing operations before income taxes	25	9	(16)	17
Income tax expense	(13)	(13)	(13)	(10)

Income (loss) from continuing operations	12	(4)	(29)	7
Loss from discontinued operations	—	—	(3)	(18)

Net income (loss)	$12	$(4)	$(32)	$(11)

(a)	The Company’s business is seasonal. Therefore quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(b)	The fiscal year ended September 30, 2008 includes $3 million related to the settlement of a copyright infringement lawsuit with KaZaa.

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Financial Statements

The Company is one of the world’s major music content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner.

The Company has issued (i) $1.1 billion aggregate principal amount of Senior Secured Notes less unamortized discount of $40 million (ii) $465 million principal amount of 7.375% Senior Subordinated Notes due 2014 and (iii) £100 million sterling principal amount of 8.125% Senior Subordinated notes due 2014 (together, the “Notes”). The Notes are guaranteed by all of the Company’s domestic wholly owned subsidiaries. The Senior Secured Notes are guaranteed on a senior secured basis and the Senior Subordinated Notes are guaranteed on an unsecured basis. The Acquisition Corp. Senior Subordinated Notes are guaranteed by all of the Company’s domestic wholly owned subsidiaries on a senior subordinated basis. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the issuer of the Notes, (ii) the guarantor subsidiaries of the Company, (iii) the non-guarantor subsidiaries of the Company and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on the Company’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

Consolidating Balance Sheet

September 30, 2009

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$59	$137	$—	$196
Accounts receivable, net	—	235	309	—	544
Due (to) from parent companies	(761)	819	(56)	(2)	—
Inventories	—	16	30	—	46
Royalty advances expected to be recouped within one year	—	101	70	—	171
Deferred tax assets	—	—	29	—	29
Other current assets	—	12	36	—	48

Total current assets	(761)	1,242	555	(2)	1,034
Royalty advances expected to be recouped after one year	—	124	85	—	209
Investments in and advances to (from) consolidated subsidiaries	2,527	861	—	(3,388)	—
Investments	—	15	3	—	18
Property, plant and equipment, net	—	68	32	—	100
Goodwill	—	351	689	—	1,040
Intangible assets subject to amortization, net	—	723	594	—	1,317
Intangible assets not subject to amortization	—	90	10	—	100
Other assets	35	17	12	—	64

Total assets	$1,801	$3,491	$1,980	$(3,390)	$3,882

Liabilities and Shareholder’s (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$126	$93	$—	$219
Accrued royalties	—	716	469	—	1,185
Accrued liabilities	68	124	147	—	339
Current portion of long-term debt	—	—	—	—	—
Deferred income	—	14	99	—	113
Other current liabilities	—	—	14		14

Total current liabilities	68	980	822	—	1,870
Long-term debt	1,686	—	—	—	1,686
Deferred tax liabilities, net	—	51	121	—	172
Other noncurrent liabilities	—	116	113	6	235

Total liabilities	1,754	1,147	1,056	6	3,963

Shareholder’s equity (deficit)	47	2,344	924	(3,396)	(81)

Total liabilities and shareholder’s equity (deficit)	$1,801	$3,491	$1,980	$(3,390)	$3,882

Consolidating Balance Sheet

September 30, 2008

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$171	$142	$—	$313
Accounts receivable, net	—	268	270	—	538
Due (to) from parent companies	(366)	538	(168)	(4)	—
Inventories	—	20	37		57
Royalty advances expected to be recouped after one year	—	102	72	—	174
Deferred tax asset	—	—	30	—	30
Other current assets	—	15	23	—	38

Total current assets	(366)	1,114	406	(4)	1,150
Royalty advances expected to be recouped after one year	—	125	87	—	212
Investments in and advances to (from) consolidated subsidiaries	2,389	804	—	(3,193)	—
Investments		60	95		155
Property, plant, and equipment, net	—	76	41	—	117
Goodwill	—	406	679	—	1,085
Intangible assets subject to amortization, net	—	853	686	—	1,539
Intangible assets not subject to amortization	—	90	10	—	100
Other assets	40	17	10	—	67

Total assets	$2,063	$3,545	$2,014	$(3,197)	$4,425

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$134	$85	$—	$219
Accrued royalties	—	749	440	—	1,189
Taxes and other withholdings	—	2	12	—	14
Current portion of long-term debt	17	—	—	—	17
Deferred income	—	20	97	—	117
Other current liabilities	33	112	167	—	312

Total current liabilities	50	1,017	801	—	1,868
Long-term debt	2,011				2,011
Deferred tax liabilities, net	—	68	169	—	237
Other non-current liabilities	11	130	124	1	266

Total liabilities	2,072	1,215	1,094	1	4,382
Shareholder’s equity	(9)	2,330	920	(3,198)	43

Total liabilities and shareholder’s equity	$2,063	$3,545	$2,014	$(3,197)	$4,425

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2009

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,354	$1,921	$(99)	$3,176
Costs and expenses:
Cost of revenues	—	(744)	(1,056)	102	(1,698)
Selling, general and administrative expenses	—	(404)	(702)	(12)	(1,118)
Other income, net	—	—		—
Amortization of intangible assets	—	(138)	(87)	—	(225)

Total costs and expenses	—	(1,286)	(1,845)	90	(3,041)

Operating income from continuing operations	—	68	76	(9)	135
Interest expense, net	(149)	(19)	(4)	—	(172)
Equity gains from equity-method investees	132	81	—	(213)	—
Minority interest income	—	(1)	5	—	4
Gain on sale of equity-method investments	—	(3)	39	—	36
Gain on foreign exchange transaction	—	9	—	—	9
Impairment of cost-method investments	—	(29)	—	—	(29)
Impairment of equity-method investments	—	(11)	—	—	(11)
Other (expense) income, net	—	(2)	7	(4)	1

(Loss) income before income taxes	(17)	93	123	(226)	(27)
Income tax expense	(50)	(52)	(25)	77	(50)

(Loss) income from continuing operations	(67)	41	98	(149)	(77)

Loss from discontinued operations	—	—	—	—	—

Net (loss) income	$(67)	$41	$98	$(149)	$(77)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2008

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
Revenue	$—	$1,658	$2,040	$(207)	$3,491
Costs and expenses:
Cost of revenues	2	(1,022)	(1,019)	207	(1,832)
Selling, general and administrative expenses	—	(458)	(775)		(1,233)
Other income, net	—	2	1		3
Amortization of intangible assets	—	(137)	(85)	—	(222)

Total costs and expenses	2	(1,615)	(1,878)	207	(3,284)

Operating income from continuing operations	2	43	162	—	207

Interest expense, net	(134)	(18)	(7)	—	(159)
Equity gains from equity-method investees	150	90		(237)	3
Minority interest expense	—	(2)	(3)	—	(5)
Other (expense) income, net	(12)	1	1	(1)	(11)

Income from continuing operations before income taxes	6	114	153	(238)	35

Income tax expense	(49)	(45)	(35)	80	(49)
(Loss) income from continuing operations	(43)	69	118	(158)	(14)
Loss from discontinued operations	—	(21)	—	—	(21)

Net (loss) income	$(43)	$48	$118	$(158)	$(35)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2007

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,792	$1,826	$(235)	$3,383
Costs and expenses:
Cost of revenues	—	(1,086)	(960)	235	(1,811)
Selling, general and administrative expenses	—	(471)	(690)	—	(1,161)
Other income, net	—	50	23	—	73
Amortization of intangible assets	—	(136)	(70)	—	(206)
Restructuring costs	—	(14)	(36)	—	(50)

Total costs and expenses	—	(1,657)	(1,733)	235	(3,155)

Operating income continuing operations	—	135	93	—	228
Interest expense, net	(140)	(11)	(16)	—	(167)
Equity gains from equity-method investees	184	101	—	(285)	—
Minority interest expense	—	(3)	(2)	—	(5)
Other income (expense), net	1	1	(2)	—	—

Income from continuing operations before income taxes	45	223	73	(285)	56
Income tax expense	(49)	(56)	(30)	86	(49)

(Loss) income from continuing operations	(4)	167	43	(199)	7
Loss from discontinued operations	—	(13)	—	—	(13)

Net (loss) income	$(4)	$154	$43	$(199)	$(6)

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2009

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(67)	$41	$98	$(149)	$(77)
Loss from discontinued operations	—	—	—	—	—

(Loss) income from continuing operations	(67)	41	98	(149)	(77)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of equity investment	—	3	(39)	—	(36)
Gain on foreign exchange transaction	—	(9)	—	—	(9)
Gain on sale of building	—	—	(3)	—	(3)
Impairment of equity investment	—	11	—	—	11
Impairment of cost-method investments	—	29	—	—	29
Depreciation and amortization	—	165	97	—	262
Deferred taxes	—	—	—	—	—
Non-cash interest expense	30	9	—	—	39
Non-cash stock-based compensation expense	—	11	—	—	11
Other non-cash items	—	—	—	—	—
Equity losses, including distributions	(76)	(80)	—	156	—
Minority interest	—	1	(5)	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	—	29	(37)	—	(8)
Inventories	—	4	6	—	10
Royalty advances	—	(10)	(10)	—	(20)
Accounts payable and accrued liabilities	546	(295)	(204)	(7)	40
Other balance sheet changes	—	3	(14)	—	(11)

Net cash provided by operating activities	433	(88)	(111)	—	234
Cash flows from investing activities:
Investments and acquisitions of businesses	—	(8)	(8)	—	(16)
Acquisition of publishing copyrights		(4)	(7)		(11)
Proceeds from the sale of investments	—	4	121	—	125
Proceeds from sale of building	—	—	8	—	8
Capital expenditures	—	(19)	(8)	—	(27)
Other	—	3	—	—	3

Net cash used in investing activities	—	(24)	106	—	82
Cash flows from financing activities:
Debt repayments	(1,379)	—	—	—	(1,379)
Proceeds from issuance of Senior Discount Notes	1,059	—	—	—	1,059
Deferred financing costs paid	(23)	—	—	—	(23)
Returns of capital and dividends paid	(90)	—	—	—	(90)

Net cash provided by (used in) financing activities	(433)	—	—	—	(433)
Effect of foreign currency on cash	—	—	—	—	—
Net increase (decrease) in cash	—	(112)	(5)	—	(117)

Cash and equivalents at beginning of period	—	171	142	—	313

Cash and equivalents at end of period	$—	$59	$137	$—	$196

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2008

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
Cash flows from operating activities:
Net (loss) income	$(43)	$48	$118	$(158)	$(35)
Loss from discontinued operations	—	21	—	—	21

(Loss) income from continuing operations	(43)	69	118	(158)	(14)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		168	100		268
Deferred taxes		(3)	—		(3)
Non-cash interest expense	13	12			25
Non-cash, stock-based compensation expense		10	1		11
Other non-cash items			—		—
Minority interest expense		2	3		5
Equity in the losses of equity method investees	—	(240)		237	(3)
Changes in operating assets and liabilities					—
Accounts receivable	—	23	5		28
Inventories		2	—		2
Royalty advances		(20)	14		(6)
Accounts payable and accrued liabilities	—	13	(30)	1	(16)
Other balance sheet changes	—	(2)	1	—	(1)

Net cash (used in) provided by operating activities	(30)	34	212	80	296

Cash flows from investing activities:
Other investments and acquisitions		(52)	(80)		(132)
Loan to third party		(3)			(3)
Acquisition of publishing rights		(4)	(21)		(25)
Proceeds from investments		15	10		25
Capital expenditures		(23)	(9)		(32)

Net cash used in investing activities	—	(67)	(100)	—	(167)

Cash flows from financing activities:
Debt repayments	(17)				(17)
Dividends paid	(68)		—		(68)
Change in intercompany	115	95	(120)	(80)	10

Net cash (used in) provided by financing activities	30	95	(120)	(80)	(75)

Effect of foreign currency exchange rate changes on cash			—		—

Net increase (decrease) in cash and equivalents	—	62	(8)	—	54
Cash and equivalents at beginning of period	—	109	150	—	259

Cash and equivalents at end of period	$—	$171	$142	$—	$313

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2007

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(4)	$154	$43	$(199)	$(6)
Loss from discontinued operations	—	13	—	—	13

(Loss) income from continuing operations	(4)	167	43	(199)	7
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	165	81	—	246
Deferred taxes	—	—	(2)	—	(2)
Non-cash interest expense	14	17	10	—	41
Equity in the gains (losses) of equity-method investees	(135)	(64)	—	199	—
Non-cash stock-based compensation expense	—	9	1	—	10
Other non-cash items	—	(4)	—	—	(4)
Minority interest expense	—	3	2	—	5
Changes in operating assets and liabilities:	—
Accounts receivable	—	31	42	—	73
Inventories	—	2	1	—	3
Royalty advances	—	1	17	—	18
Accounts payable and accrued liabilities	—	8	(99)	—	(91)
Other balance sheet changes	—	2	(9)	—	(7)

Net cash (used in) provided by operating activities	(125)	337	87	—	299

Cash flows from investing activities:
Loan to third party	—	—	(14)	—	(14)
Other investments and acquisitions	—	(35)	(202)	—	(237)
Proceeds from sale of buildings	—	—	7	—	7
Capital expenditures	—	(22)	(7)	—	(29)

Net cash used in investing activities	—	(57)	(216)	—	(273)

Cash flows from financing activities:
Debt repayments	(17)	—	—	—	(17)
Change in intercompany	232	(379)	148	—	1
Returns of capital and dividends paid	(90)	—	—	—	(90)

Net cash (used in) provided by financing activities	125	(379)	148	—	(106)

Effect of foreign currency exchange rate on cash	—	—	13	—	13

Net (decrease) increase in cash	—	(99)	32	—	(67)

Cash and equivalents at beginning of period	—	208	118	—	326

Cash and equivalents at end of period	$—	$109	$150	$—	$259

WMG ACQUISITION CORP.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Year Ended September 30, 2009
Allowance for doubtful accounts	$21	$14	$(9)	$26
Reserves for sales returns and allowances	134	327	(355)	106
Allowance for deferred tax asset	390	116	(57)	449

Year Ended September 30, 2008
Allowance for doubtful accounts	$20	$(3)	$4	$21
Reserves for sales returns and allowances	169	445	(480)	134
Allowance for deferred tax asset	349	53	(12)	390

Year Ended September 30, 2007
Allowance for doubtful accounts	$38	$(2)	$(16)	$20
Reserves for sales returns and allowances	165	489	(485)	169
Allowance for deferred tax asset	337	41	(29)	349

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes, other than as noted below, in our Internal Controls over financial reporting or other factors during the year and quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we signed a contract during the first quarter of fiscal 2009 with a third-party service provider to outsource a significant portion of our IT functions. We began transitioning work to the service provider in December 2008, and the transition will continue through the following 18 months. In addition, in an effort to make our finance and accounting functions more efficient, as well as generate cost savings, we signed a contract during the third quarter of fiscal 2009 with a third-party service provider to outsource certain accounting and finance functions. We began transitioning work to the service provider in April 2009, and the transition will continue through the following twelve months. The outsourcing arrangements are expected to enhance the cost efficiency of these administrative functions. The outsourcing of these functions will have an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. We anticipate that internal controls over financial reporting could be further impacted in the future as these outsourced functions benefit from expected innovations and improvements from our service providers.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 62 of this report and Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is located on page 63 of this report.

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

The following table sets forth the aggregate fees paid to Ernst & Young for services rendered in connection with the consolidated financial statements, and reports for the fiscal years ended September 30, 2009 and 2008 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Year Ended September 30, 2009	Year Ended September 30, 2008
Audit Fees	$7,046	$8,792
Audit-Related Fees	147	207
Tax Fees	138	66

Total Fees	$7,331	$9,065

These fees include out-of-pocket costs of approximately $0.22 million for the period ended September 30, 2009 and $0.26 million for the period ended September 30, 2008.

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

WMG Acquisition Corp. became subject to the rules of the SEC regarding qualifications of accountants, including the pre-approval provisions, on February 10, 2005, the effective date of our registration statement relating to the exchange offer to exchange outstanding unregistered notes for freely tradeable exchange notes that were registered under the Securities Act of 1933, as amended. Subsequent to becoming subject to the pre-approval provisions, the waiver of pre-approval provisions set forth in the applicable rules of the SEC were not utilized for the services related to Audit-Related Fees or Tax Fees above and the Audit Committee did not approve any such fees subject to the waiver of pre-approval provisions (i.e., all such fees were pre-approved).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

The Financial Statements Schedule listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description
2.1(1)	Purchase Agreement, dated as of November 24, 2003 as amended, between Time Warner Inc. and WMG Acquisition Corp.

2.2(2)	Settlement Agreement, dated as of July 13, 2005, between Time Warner Inc. and WMG Acquisition Corp.

3.1(3)	Amended and Restated Certificate of Incorporation of WMG Acquisition Corp.

3.2(4)	Amended and Restated By-laws of WMG Acquisition Corp.

4.1(5)	Indenture, dated as of April 8, 2004, among WMG Acquisition Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee

4.2(5)	First Supplemental Indenture, dated as of November 16, 2004, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, WEA Urban LLC and WEA Rock LLC

4.3(6)	Second Supplemental Indenture, dated as of May 17, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, NonZero (since renamed Cordless Recordings LLC) and The Biz LLC

4.4(7)	Third Supplemental Indenture, dated as of September 28, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and Lava Records LLC

4.5(8)	Fourth Supplemental Indenture, dated as of October 26, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and BB Investments LLC

4.6(9)	Fifth Supplemental Indenture, dated as of November 29, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and Perfect Game Recording Company LLC

4.7(10)	Sixth Supplemental Indenture, dated as of June 30, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

4.8(11)	Seventh Supplemental Indenture, dates as of September 29, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

4.9(12)	Eighth Supplemental Indenture, dated as of November 29, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association as Trustee.

4.10(13)	Ninth Supplemental Indenture, dated as of August 3, 2007, to the Indenture dated April 8, 2004, as amended, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

4.11(14)	Tenth Supplemental Indenture, dated as of November 28, 2007 to the Indenture dated April 8, 2004, as amended among WMG Acquisition Corp., the additional subsidiary guarantors party there to and Wells Fargo Bank, Nation Association, as Trustee

Exhibit No.	Description
4.12(15)	Eleventh Supplemental Indenture, dated as of February 5, 2008 to the Indenture dated April 8, 2004, as amended among WMG Acquisition Corp., the additional subsidiary guarantors party there to and Wells Fargo Bank, Nation Association, as Trustee

4.13(16)	Indenture, dated as of December 23, 2004, between WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee

4.14(2)	Guarantee of Warner Music Group Corp.

4.15(17)	Indenture, dated as of May 28, 2009, among WMG Acquisition Corp., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.

4.16(17)	Security Agreement, dated as of May 28, 2009, among WMG Acquisition Corp., WMG Holdings Corp., the Grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties and as Notes Authorized Representative.

4.17(17)	Copyright Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties

4.18(17)	Patent Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties.

4.19(17)	Trademark Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank National Association, as Collateral Agent for the secured parties

10.1(6)	Amended and Restated Stockholders Agreement dated as of May 10, 2005 between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp. and certain stockholders of Warner Music Group Corp.

10.2(18)	Seller Administrative Services Agreement, dated as of February 29, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.3(18)	Amendment No. 1 to Seller Administrative Services Agreement, dated as of July 1, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.4(18)	Purchaser Administrative Services Agreement, dated as of February 29, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.5(18)	Management Agreement, dated as of February 29, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Partners Management, LLC

10.6(6)	Termination Agreement of the Management Agreement dated as of May 10, 2005, between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Partners Management, LLC

10.7(18)	Warrant Agreement (MMT Warrants), February 29, 2004, WMG Parent Corp., WMG Holdings Corp. and Historic TW Inc.

10.8(18)	Warrant Agreement (Three-Year Warrants), February 29, 2004, WMG Parent Corp., WMG Holdings Corp. and Historic TW Inc.

10.9(19)	Warrant Repurchase Agreement, dated as of April 20, 2005, between Warner Music Group Corp. and Historic TW Inc.

10.10†(20)	Amended and Restated Employment Agreement, dated as of March 14, 2008, between WMG Acquisition Corp. and Edgar Bronfman, Jr.

10.11†(21)	Amended and Restated Employment Agreement, dated as of March 14, 2008, between WMG Acquisition Corp. and Lyor Cohen

10.12†(22)	Employment Agreement Amendment, dated as of May 14, 2008, between Warner/Chappell Music, Inc. and David H. Johnson

10.13†(24)	Employment Agreement, dated as of November 14, 2008 between WMG Acquisition Corp. and Michael D. Fleisher.

10.14†(23)	Letter Agreement, dated as of July 21, 2008, between Warner Music Inc. and Steven Macri.

10.15†(18)	Restricted Stock Award Agreement, dated as of March 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Edgar Bronfman, Jr.

10.16†(20)	Stock Option Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Edgar Bronfman, Jr.

10.17†(20)	Restricted Stock Award Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Edgar Bronfman, Jr.

10.18†(18)	Restricted Stock Award Agreement, dated as of March 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Lyor Cohen

10.19†(21)	Stock Option Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Lyor Cohen

Exhibit No.	Description
10.20†(21)	Restricted Stock Award Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Lyor Cohen

10.21†(29)	Restricted Stock Award Agreement, dated as of January 28, 2005, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and David H. Johnson

10.22†(18)	Restricted Stock Award Agreement, dated as of December 21, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Michael D. Fleisher

10.23†(25)	Stock Option Agreement, dated as of November 15, 2008, between Warner Music Group Corp. and Michael D. Fleisher

10.24†(25)	Restricted Stock Award Agreement, dated as of November 15, 2008, between Warner Music Group Corp. and Michael D. Fleisher

10.25†(18)	Form of WMG Parent Corp. LTIP Stock Option Agreement

10.26†(26)	Warner Music Group Corp. Amended and Restated 2005 Omnibus Award Plan

10.27†(12)	Form of Restricted Stock Award Agreement

10.28†(12)	Form of Director Restricted Stock Award Agreement

10.29†(12)	Form of Option Agreement

10.30†(12)	Form of Stock Appreciation Rights Agreement

10.31(18)	Office Lease, June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended

10.32(18)	Lease, dated as of February 1, 1996, between 1290 Associates, L.L.C. and Warner Communications Inc.

10.33(18)	Consent to Assignment of Sublease, dated as of October 5, 2001, between 1290 Partners, L.P. and Warner Music Group

10.34(18)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc. regarding 75 Rockefeller Plaza

10.35*(18)	U.S. Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Distribution LLC

10.36*(18)	U.S. Manufacturing and Packaging Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Manufacturing Inc.

10.37*(18)	International Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between WEA International Inc. and Warner Music Manufacturing Europe GmbH Company

10.38*(18)	International Manufacturing and Packaging Agreement, dated as of October 24, 2003, between WEA International Inc. and Warner Music Manufacturing Europe GmbH Company

10.39*(27)	Amendment dated March 13, 2007 to U.S. Manufacturing and Packaging Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Manufacturing LLC, formerly known as Cinram Manufacturing Inc., and International Manufacturing and Packaging Agreement, dated as of October 24, 2003, between WEA International Inc. and Cinram GmbH

10.40*(27)	Amendment dated March 13, 2007 to U.S. Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Distribution LLC and International Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between WEA International Inc. and Cinram GmbH

10.41(28)	Assurance of Discontinuance dated November 22, 2005

21.1**	List of Subsidiaries

24.1**	Power of Attorney (see signature page)

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
**	Filed herewith.
***	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
(1)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-121322).
(2)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-4 (File No. 333-126786-01).
(3)	Incorporated by reference to Exhibit 3.196 WMG Acquisition Corp.’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-121322).
(4)	Incorporated by reference to Exhibit 3.197 WMG Acquisition Corp.’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-121322).
(5)	Incorporated by reference to WMG Acquisition Corp.’s Registration Statement on Form S-4 (File No. 333-121322)
(6)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed May 19, 2005 (File No. 001-32502).
(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 3, 2005 (File No. 001-32502).
(8)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 27, 2005 (File No. 001-32502).
(9)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the Fiscal year ended September 30, 2005 (File No. 001-32502).
(10)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2006 (File No. 001-32502).
(11)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 29, 2006 (File No. 001-32502).
(12)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the Fiscal year ended September 30, 2006 (File No. 001-32502)
(13)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 001-32502).
(14)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the Fiscal year ended September 30, 2007 (File No. 001-32502).
(15)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2007 (File No. 001-32502).
(16)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-123249).
(17)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 29, 2009 (File No. 001-32502).
(18)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-121322).
(19)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-123249).
(20)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 17, 2008 (File No. 001-32502).
(21)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 19, 2008 (File No. 001-32502).
(22)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 16, 2008 (File No. 001-32502).
(23)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 16, 2008 (File No. 001-32502).
(24)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 14, 2008 (File No. 001-32502).
(25)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 001-32502).
(26)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-32502).

(27)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-32502).
(28)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed November 23, 2005 (File No. 001-32502).
(29)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (File No. 001-32502).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on November 24, 2009.

Signature	Title

/S/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/S/ STEVEN MACRI Steven Macri	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ SHELBY W. BONNIE Shelby W. Bonnie	Director

/S/ RICHARD BRESSLER Richard Bressler	Director

/S/ JOHN P. CONNAUGHTON John P. Connaughton	Director

/S/ PHYLLIS E. GRANN Phyllis E. Grann	Director

/S/ MICHELE J. HOOPER Michele J. Hooper	Director

Signature	Title

/S/ SCOTT L. JAECKEL Scott L. Jaeckel	Director

/S/ SETH W. LAWRY Seth W. Lawry	Director

/S/ THOMAS H. LEE Thomas H. Lee	Director

/S/ IAN LORING Ian Loring	Director

/S/ MARK NUNNELLY Mark Nunnelly	Director

/S/ SCOTT M. SPERLING Scott M. Sperling	Director