Form 10-Q/A
period 2010-06-30
WMG Acquisition Corp
filed 2010-08-24
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10–Q/A (“Amendment No. 1”) to the Company’s Quarterly Report on Form 10–Q for the quarterly period ended June 30, 2010 (“Quarterly Report”), initially filed with the Securities and Exchange Commission on August 5, 2010, is being filed (1) to correct an error in the Consolidated Statement of Equity (Deficit) and Note 3, Comprehensive (Loss) Income of Part 1, Item 1 of the Quarterly Report so that the balances disclosed properly reflect the amounts included in our consolidated balance sheets and consolidated statements of operations and (2) to correct an error in Note 13, Additional Financial Information of Part 1, Item 1 of the Quarterly Report and in Management’s Discussion and Analysis of Financial Condition and Results of Operation under the heading “Financial Condition and Liquidity—Cash Flows” of Part 1, Item 2 of the Quarterly Report solely to properly disclose the cash paid for interest of $157 million for the nine months ended June 30, 2010 rather than the amount originally filed in our Quarterly Report of $169 million. There are no changes to the amounts shown in our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

No other changes in our Quarterly Report are being made by this Amendment No. 1. However, in accordance with Rule 12b–15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part I, Item 1, as amended, and Part 1, Item 2, as amended, are included herein.

This Amendment No. 1 also amends and restates the exhibit list in Part 2, Item 6 of the Quarterly Report and re-files certain exhibits specified herein, including currently dated certifications of our chief executive officer and chief financial officer set forth as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. This Amendment No. 1 speaks as of the date of the Quarterly Report, and has not been updated to reflect events occurring subsequent to the original filing date.

WMG ACQUISITION CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WMG Acquisition Corp.

Consolidated Balance Sheets (Unaudited)

	June 30, 2010	September 30, 2009
	(in millions)
Assets
Current assets:
Cash and equivalents	$224	$196
Accounts receivable, less allowances of $91 and $135 million	363	550
Inventories	36	46
Royalty advances expected to be recouped within one year	154	171
Deferred tax assets	29	29
Other current assets	56	48

Total current assets	862	1,040
Royalty advances expected to be recouped after one year	189	209
Investments	9	18
Property, plant and equipment, net	100	100
Goodwill	1,018	1,027
Intangible assets subject to amortization, net	1,143	1,317
Intangible assets not subject to amortization	100	100
Other assets	60	64

Total assets	$3,481	$3,875

Liabilities and Deficit
Current liabilities:
Accounts payable	$153	$212
Accrued royalties	1,084	1,185
Accrued liabilities	228	282
Accrued interest	14	57
Deferred revenue	103	120
Other current liabilities	1	14

Total current liabilities	1,583	1,870
Long-term debt	1,678	1,686
Deferred tax liabilities	158	164
Other noncurrent liabilities	154	177

Total liabilities	3,573	3,897

Commitments and Contingencies (See Note 10)
Deficit:
Common stock	—	—
Additional paid-in capital	139	132
Accumulated deficit	(332)	(255)
Accumulated other comprehensive income, net	47	42

Total WMG Acquisition Corp. shareholder’s deficit	(146)	(81)
Noncontrolling interest	54	59

Total deficit	(92)	(22)

Total liabilities and deficit	$3,481	$3,875

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Revenues	$652	$773	$2,232	$2,331
Costs and expenses:
Cost of revenues	(352)	(435)	(1,186)	(1,269)
Selling, general and administrative expenses (a)	(246)	(258)	(811)	(812)
Amortization of intangible assets	(55)	(55)	(165)	(169)

Total costs and expenses	(653)	(748)	(2,162)	(2,250)

Operating (loss) income	(1)	25	70	81
Interest expense, net	(39)	(56)	(124)	(130)
Gain on sale of equity-method investment	—	—	—	36
Gain on foreign exchange transaction	—	—	—	9
Impairment of cost-method investment	—	—	—	(29)
Impairment of equity-method investment	—	—	—	(10)
Other income (expense), net	2	4	(1)	1

Loss before income taxes	(38)	(27)	(55)	(42)
Income tax expense	(9)	(4)	(24)	(30)

Net loss	(47)	(31)	(79)	(72)
Less: (income) loss attributable to noncontrolling interest	—	(1)	2	6

Net loss attributable to WMG Acquisition Corp.	$(47)	$(32)	$(77)	$(66)

(a) Includes depreciation expense of:	$(10)	$(10)	$(28)	$(27)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
	(in millions)
Cash flows from operating activities
Net loss	$(79)	$(72)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	193	196
Deferred taxes	(9)	—
Gain on sale of equity investment	—	(36)
Gain on foreign exchange transaction	—	(9)
Gain on sale of building	—	(3)
Impairment of equity investment	—	10
Impairment of cost-method investment	1	29
Non-cash interest expense	12	34
Non-cash stock-based compensation expense	7	8
Other non-cash items	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	173	129
Inventories	7	5
Royalty advances	2	(16)
Accounts payable and accrued liabilities	(135)	(42)
Accrued interest	(43)	(13)
Other balance sheet changes	(12)	(22)

Net cash provided by operating activities	112	198

Cash flows from investing activities
Repayments of loans to third parties	—	3
Investments and acquisitions of businesses	(1)	(14)
Acquisition of publishing rights	(39)	(8)
Proceeds from the sale of investments	9	124
Proceeds from sale of building	—	8
Capital expenditures	(30)	(15)

Net cash (used in) provided by investing activities	(61)	98

Cash flows from financing activities
Debt repayments	—	(1,379)
Proceeds from issuance of Senior Discount Notes	—	1,059
Deferred financing costs paid	—	(23)
Dividends paid	—	—
Distribution to noncontrolling interest holder	(2)	—

Net cash used in financing activities	(2)	(343)
Effect of foreign currency exchange rate changes on cash	(21)	(19)

Net increase (decrease) in cash and equivalents	28	(66)
Cash and equivalents at beginning of period	196	313

Cash and equivalents at end of period	$224	$247

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statement of Equity (Deficit) (Unaudited)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total WMG Acquisition Corp. Shareholder’s Deficit	Noncontolling Interests	Total Equity (Deficit)
Balance at September 30, 2009	$132	$(255)	$42	$(81)	$59	$(22)
Comprehensive loss:
Net loss	—	(77)	—	(77)	(2)	(79)
Foreign currency translation adjustment	—	—	5	5	—	5
Minimum pension liability	—	—	—	—	—	—
Deferred gains on derivative financial instruments	—	—	—	—	—	—
Other	—	—	—	—	(3)	(3)

Total comprehensive loss				(72)	(5)	(77)
Stock based compensation	7	—	—	7	—	7
Exercises of stock options	—	—	—	—	—	—

Balance at June 30, 2010	$139	$(332)	$47	$(146)	$54	$(92)

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

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Net loss	$(47)	$(31)	$(79)	$(72)
Foreign currency translation adjustments (a)	(3)	(5)	5	7
Derivative financial instruments gains	(1)	7	—	11
Other	(1)	—	(3)	—

Comprehensive loss	$(52)	$(29)	$(77)	$(54)

(a)	The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

4. Investments

The Company’s investments consist of the following (in millions):

	June 30, 2010	September 30, 2009
Cost-method investments	$3	$13
Equity-method investments	6	5

	$9	$18

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

13. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $157 million and $109 million during the nine months ended June 30, 2010 and 2009, respectively. The Company previously made quarterly interest payments under its senior secured credit facility which was retired in May 2009. The Company now pays interest only semi-annually in the first and third quarters of the fiscal year. The Company paid approximately $31 million and $46 million of income and withholding taxes in the nine months ended June 30, 2010 and 2009, respectively. The Company received $11 million and $9 million of income tax refunds in the nine months ended June 30, 2010 and 2009, respectively.

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

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2010 (the “Quarterly Report”).

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

Our cost of revenues decreased by $83 million, or 7%, to $1.186 billion for the nine months ended June 30, 2010 from $1.269 billion for the nine months ended June 30, 2009. Expressed as a percentage of revenues, cost of revenues were 53% and 54% for the nine months ended June 30, 2010 and 2009, respectively.

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

Operating Activities

Cash provided by operations was $112 million for the nine months ended June 30, 2010 compared to cash provided by operations of $198 million for the nine months ended June 30, 2009. The $86 million decrease primarily related to the variable timing of our working capital requirements related to timing of sales and collections in the period, which included an expected increase in cash paid for interest. Following our May 2009 refinancing, all of our cash interest payments are made semi-annually in the first and third quarters of the fiscal year. We previously made quarterly interest payments under our senior secured credit facility, which was retired in May 2009. As a result, cash interest amounted to $157 million as compared to $109 million for the nine months ended June 30, 2010 and 2009, respectively. These decreases were partially offset by a decrease in cash paid for taxes.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of WMG Acquisition Corp. (1)

3.2	Amended and Restated Bylaws of WMG Acquisition Corp. (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q/A and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to exhibit 3.196 to WMG Acquisition Corp’s Amendment No.1 to the Registration Statement on Form S-4 (File No. 333-12122).
(2)	Incorporated by reference to exhibit 3.197 to WMG Acquisition Corp’s Amendment No.1 to the Registration Statement on Form S-4 (File No. 333-12122).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 24, 2010

WMG ACQUISITION CORP.

By:	/S/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/S/ STEVEN MACRI
Name:	Steven Macri
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)