Form 10-K
period 2010-09-30
WMG Acquisition Corp
filed 2010-11-18
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of November 17, 2010, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the Registrant’s common stock is indirectly owned by Warner Music Group Corp.

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

Our Company

We are one of the world’s major music content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s third-largest recorded music company and also the world’s third-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the U.S. We generated revenues of $2.984 billion during our fiscal year ended September 30, 2010.

Our Recorded Music business produces revenue primarily through the marketing, sale and licensing of recorded music in various physical (such as CDs, LPs and DVDs) and digital (such as downloads and ringtones) formats. We have one of the world’s largest and most diverse recorded music catalogs, including 26 of the top 100 best selling albums in the U.S. of all time. Our Recorded Music business has also expanded its participation in image and brand rights associated with artists, including merchandising, sponsorships, touring and artist management. We often refer to these rights as “expanded rights” and to the recording agreements that provide us with participations in such rights as “expanded-rights deals.” Prior to intersegment eliminations, our Recorded Music business generated revenues of $2.455 billion during our fiscal year ended September 30, 2010.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions and receives royalties or fees for their use. We publish music across a broad range of musical styles. We hold rights in over one million copyrights from over 65,000 songwriters and composers. Prior to intersegment eliminations, our Music Publishing business generated revenues of $556 million during our fiscal year ended September 30, 2010.

Our Business Strengths

We believe the following competitive strengths will enable us to continue to generate stable cash flow through our diverse base of recorded music and music publishing assets:

Industry-Leading Recording Artists and Songwriters. We have been able to consistently attract, develop and retain successful recording artists and songwriters. Our talented artist and repertoire (“A&R”) teams are focused on finding and nurturing future successful recording artists and songwriters, as evidenced by our recent recorded music and music publishing successes. This has enabled us to develop a large and varied catalog of recorded music and music publishing assets that generate stable cash flows. We believe these assets demonstrate our historical success in developing talent and will help to attract future talent in order to enable our continued success.

Stable, Highly Diversified Revenue Base. Our revenue base is derived largely from recurring sources such as our music publishing library, our catalog of recorded music and new releases from our existing base of established artists. In any given year, only a small percentage of our total revenue depends on artists without an established track record. We have built a large and diverse catalog of recordings and compositions that covers a wide breadth of musical styles, including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. We are a significant player in each of our major geographic regions. Broadening our Recorded Music business to participate in expanded rights further diversifies our revenue base. As of the end of fiscal 2010, we have expanded-rights deals in place with over half of our active global Recorded Music roster.

Flexible Cost Structure With Low Capital Expenditure Requirements. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements. We spent $51 million in capital expenditures for our fiscal year ended September 30, 2010 and $27 million and $32 million in capital expenditures for our fiscal years ended September 30, 2009 and September 30, 2008, respectively. In fiscal 2010, we completed several information technology infrastructure projects, including the delivery of an SAP enterprise resource planning application in the U.S. for fiscal 2011. We continue to seek sensible opportunities to convert fixed costs to variable costs (such as the sale of our CD and DVD manufacturing, packaging and physical distribution operations in 2003) and to enhance our effectiveness, flexibility, structure and performance by reducing and realigning long-term costs. We continue to implement changes to better align our workforce with the changing nature of the music industry by continuing to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. In addition, we continue to look for opportunities to outsource additional back-office functions where it can make us more efficient, increase our capabilities and lower our costs. For example, in fiscal 2009 and fiscal 2010 we outsourced our information technology infrastructure and certain finance and accounting functions. Finally, we have contractual flexibility with regard to the timing and amounts of advances paid to existing recording artists and songwriters as well as discretion regarding future investment in new artists and songwriters, which further allows us to respond to changing industry conditions. The vast majority of our contracts cover multiple deliverables, most of which are only deliverable at our option.

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

We have focused on expanding the scope and enhancing the structure of our distribution channels. We have agreements with carriers that have a combined base of approximately two billion wireless network subscribers. We have entered into content distribution agreements with mobile operators around the world to foster growth in digital music. We are seeking to better align our business models with the business drivers of our partners, creating commercial models that allow us to participate in customer acquisition, retention and lifetime-value creation of the consumer. Examples of this approach are new access-based models which bundle music with services or devices such as SingTel’s AMPed as well as Vivo and Vodafone’s music subscription services.

We believe that product innovation is crucial. We have focused on producing new music-based digital products for our digitally connected customers. We have integrated the development of innovative digital products and strategies throughout our business and established a culture of product innovation across the company aimed at leveraging our assets to drive creative product development. Through our digital initiatives we have established strong relationships with our customers, developed new products and become a leader in the expanding worldwide digital music business. This has allowed us to continue to increase our digital revenue to 25% of consolidated revenues in fiscal 2010.

Focus on Innovative A&R. We believe our relative size, the strength and stability of our management team, our ability to respond to industry and consumer trends and challenges, our diverse array of genres, our large catalog of hit releases and songs and our valuable music publishing library have and will help us continue to successfully build our roster of recording artists and songwriters. We are constantly looking for new, innovative ways to develop and execute our A&R strategy and to continue to realize significant success in A&R.

Experienced, Stable Management Team. We have a strong management team with a successful record of managing the transition in the recorded music industry. Our CEO and many other members of top management have been with our company since we were acquired from Time Warner in 2004. Since the current management group took over the company, we have successfully implemented an A&R strategy that focuses on ROI for each artist. The current team has also delivered strong results in our digital business, which, along with our efforts to diversify our revenue mix, are helping us transform our company. At the same time, management has remained vigilant in managing costs and maintaining financial flexibility.

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

Maximize the Value of Our Music Assets. Our relationships with recording artists and songwriters, along with our recorded music catalog and our music publishing library are our most valuable assets. We intend to continue to exploit the value of these assets through a variety of distribution channels, formats and products to generate significant cash flow from our music content. We believe that the ability to monetize our music content should improve over time as new distribution channels and the number of formats increase. We will seek to exploit the potential of previously unmonetized content in new channels, formats and product offerings, including premium-priced album bundles and full-track video and full-track downloads on mobile phones. For example, we have a large catalog of music videos that we have yet to fully monetize, as well as unexploited album art, lyrics and B-side tracks that have never been released. We will also continue to work with our partners to explore creative approaches and constantly experiment with new deal structures and product offerings to take advantage of new distribution channels.

Enter into Expanded-Rights Deals to Form Closer Relationships with Recording Artists and Capitalize on the Growth Areas of the Music Industry. Since the end of calendar 2005, we have adopted a strategy of entering into expanded-rights deals with new recording artists. We have been very successful in entering into expanded-rights deals. This strategy has allowed us to create closer relationships with our recording artists through our provision of additional artist services and greater financial alignment. This strategy also has allowed us to diversify our recorded music revenue streams in order to capitalize on growth areas of the music industry such as merchandising, fan clubs, sponsorship and touring. We have built significant in-house resources through hiring and acquisitions in order to provide additional services to our recording artists and third-party recording artists. We believe this strategy will contribute to recorded music revenue growth over time.

Focus on Continued Management of Our Cost Structure. We will continue to maintain a disciplined approach to cost management in our business and to pursue additional cost savings with a focus on aligning our cost structure with our strategy and optimizing the enactment of our strategy. As part of this focus, we will continue to monitor industry conditions to ensure that our business remains aligned with industry trends. We will also continue to aggressively shift resources from our physical sales channels to efforts focused on digital distribution and other new revenue streams. As digital makes up a greater portion of total revenue we will manage our cost structure accordingly. In addition, we will continue to look for opportunities to convert fixed costs to variable costs through outsourcing certain functions. These outsourcing initiatives are another component of our ongoing efforts to monitor our costs and to seek additional cost savings.

Capitalize on Digital Distribution. Emerging digital formats should continue to produce new means for the distribution and exploitation of our recorded music and music publishing assets. We believe that the development of legitimate online and mobile channels for the consumption of music content continues to hold significant promise and opportunity for the industry. Digital tracks and albums are not only reasonably priced for the consumer, but also offer a superior customer experience relative to illegal alternatives. Digital music is easy to use, offers uncorrupted, high-quality song files and integrates seamlessly with popular portable music players such as Apple’s iPod/iPhone devices, Microsoft’s Zune player and smartphones which run on operating systems such as Google’s Android, RIM’s Blackberry, Microsoft’s Windows, and Nokia’s Symbian. Research conducted by NPD in December 2009 shows that the above-mentioned characteristics of current digital music offerings are driving additional uptake. More than one-third of U.S. Internet consumers age 13+ who started buying or bought more digital music in the past year did so in order to get content for their portable devices, and more than a quarter did so because it was easy to find music through digital music stores/services and because they found it to be a good value. Conversely, about one-third of U.S. Internet consumers age 13+ who stopped downloading or downloaded less music from file-sharing services in the past year did so because of concerns about getting spyware or viruses through these services—a protection afforded by legitimate digital music services. We believe digital distribution will stimulate incremental catalog sales given the ability to offer enhanced presentation and searchability of our catalog.

We intend to continue to extend our global reach by executing deals with new partners and developing optimal business models that will enable us to monetize our content across various platforms, services and devices. Our research shows that the average U.S. consumer currently actively uses 3.6 different means of consuming music, with online video services like YouTube having emerged as key outlets for music and online radio services like Pandora gaining wider adoption. Research conducted by NPD in December 2009 shows that two out of every five U.S. Internet consumers age 13+ listened to music via an online video site in the past year, and three out of every ten listened to music via an online radio service. Given that worldwide smartphone users are expected to number nearly 1.4 billion by 2015, we expect that the mobile platform will represent an area of significant opportunity for music content. Data from comScore’s MobiLens shows that the uptake of music among users of such phones is significant – three-month averages through September 2010 found that 38% of existing smartphone users in the U.S., and 43% of existing smartphone users in Germany and the U.K., listened to music on their handsets in the past month. We believe that music-related products, services and applications that are optimized for smartphones as well as newer devices like the iPad can be successful.

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

Since 1970, we have operated our Recorded Music business internationally through Warner Music International (“WMI”). WMI is responsible for the sale and marketing of our U.S. recording artists abroad as well as the discovery and development of international recording artists. Chappell & Intersong Music Group, including Chappell & Co., a company whose history dates back to 1811, was acquired in 1987, expanding our Music Publishing business. We continue to diversify our presence through acquisitions and joint ventures with various labels, such as the acquisition of a majority interest in Word Entertainment in 2002, our acquisition of Ryko in 2006, our acquisition of a majority interest in Roadrunner Music Group B.V. (“Roadrunner”) in 2007 (we also acquired the remaining interest in Roadrunner in 2010) and the acquisition of music publishing catalogs and businesses, such as the Non-Stop Music production music catalog.

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

Recorded Music (82% of consolidated revenues, before intersegment eliminations, in each of fiscal 2010, 2009 and 2008)

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists.

We are also diversifying our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business. We have built artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands we help create. In developing our artist services business, we have both built and expanded in-house capabilities and expertise and have acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan club, original programming and video entertainment. We believe that entering into expanded-rights deals and enhancing our artist services capabilities will permit us to diversify revenue streams to better capitalize on the growth areas of the music industry and permit us to build stronger long-term relationships with artists and more effectively connect artists and fans.

In the U.S., our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and re-issuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become our primary licensing division focused on acquiring broader licensing rights from certain catalog recording artists. For example, we have an exclusive license with The Grateful Dead to manage the band’s intellectual property and in November 2007 we acquired a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. We also conduct our Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Cordless, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., our Recorded Music activities are conducted in more than 50 countries primarily through WMI and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our domestic record labels have international rights. In certain smaller markets, WMI licenses to unaffiliated third-party record labels the right to distribute its records. Our international artist services operations also include a network of concert promoters through which WMI provides resources to coordinate tours.

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

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. We also work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize our assets and create new revenue streams. As a music-based content company, we have assets that go beyond our recorded music and music publishing catalogs, such as our music video library, which we have begun to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is still in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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

In the U.S., our major record labels identify potentially successful recording artists, sign them to recording agreements, collaborate with them to develop recordings of their work and market and sell these finished recordings to retail stores and legitimate digital channels. Increasingly, we are also expanding our participation in image and brand rights associated with artists, including merchandising, sponsorships, touring and artist management. Our labels scout and sign talent across all major music genres, including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. WMI markets and sells U.S. and local repertoire from its own network of affiliates and numerous licensees in more than 50 countries. With a roster of local artists performing in various local languages throughout the world, WMI has an ongoing commitment to developing local talent aimed at achieving national, regional or international success.

A significant number of our recording artists have continued to appeal to audiences long after we cease to release their new recordings. We have an efficient process for generating continued sales across our catalog releases, as evidenced by the fact that catalog usually generates more than 40% of our recorded music album sales on a unit basis in the U.S. in a typical year. Relative to our new releases, we spend comparatively small amounts on marketing for catalog sales.

We maximize the value of our catalog of recorded music through our Rhino business unit and through activities of each of our record labels. We use our catalog as a source of material for re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar songs and artists.

Representative Worldwide Recorded Music Artists

3Oh!3

The Academy Is.

Avenged Sevenfold

The Baseballs

Jeff Beck

Bee Gees

Big & Rich

The Black Keys

Black Sabbath

B.o.B

James Blunt

Michelle Branch

Bruno Mars

Michael Bublé

Cee Lo Green

Tracy Chapman

Ray Charles

Cher

Chicago

Eric Clapton

Biffy Clyro

Cobra Starship

Phil Collins

The Corrs

Death Cab for Cutie

Deftones

Jason Derulo

Disturbed

Alesha Dixon

Donkeyboy

The Doors

The Eagles

Missy Elliott

The Enemy

Enya

Estelle

Lupé Fiasco

Flaming Lips

Fleetwood Mac

Flo Rida

Peter Fox

Aretha Franklin

Foreigner

Genesis

Gloriana

Gnarls Barkley

Goo Goo Dolls

Josh Groban

Grateful Dead

Green Day

Gucci Mane

Gym Class Heroes

H.I.M.

Halestorm

Johnny Hallyday

Emmylou Harris

Hard-Fi

Faith Hill

Hugh Laurie

Jaheim

Katherine Jenkins

Kid Rock

Killswitch Engage

Mark Knopfler

Kobukuro

Korn

k.d. lang

Larry the Cable Guy

Led Zeppelin

Ligabue

Linkin Park

Lynyrd Skynyrd

Christophe Maé

Maná

Mastodon

matchbox twenty

MC Solaar

Metallica

Bette Midler

Luis Miguel

Janelle Monae

The Monkees

Jason Mraz

Muse

Musiq Soulchild

My Chemical Romance

Nek

New Boyz

New Order

Never Shout Never

Nickelback

Notorious B.I.G.

Paolo Nutini

Panic At the Disco

Pantera

Paramore

Sean Paul

Laura Pausini

Pendulum

Tom Petty

Plan B

Plies

Daniel Powter

Primal Scream

The Ramones

The Ready Set

Red Hot Chili Peppers

R.E.M.

Rilo Kiley

Damien Rice

Rumer

Todd Rundgren

Alejandro Sanz

Seal

Blake Shelton

Shinedown

Simple Plan

Frank Sinatra

Skillet

The Smiths

Regina Spektor

Staind

Stone Temple Pilots

Billy Talent

Serj Tankian

Rod Stewart

The Streets

Rob Thomas

Rush

T.I.

Trans-Siberian Orchestra

Randy Travis

Trey Songz

Twisted Sister

Uncle Kracker

The Used

Van Halen

Paul Wall

Westernhagen

White Stripes

Wilco

Wiz Khalifa

The Wombats

The Wreckers

Neil Young

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

We are also continuing to transition to other forms of business models with recording artists to adapt to changing industry conditions. The vast majority of the recording agreements we currently enter into are expanded-rights deals, in which we share in the touring, merchandising, sponsorship/endorsement, fan club or other non-traditional music revenues associated with those artists.

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

We work to raise the profile of our artists, through an integrated marketing approach that covers all aspects of their interactions with music consumers. These activities include helping the artist develop creatively in each album release, setting strategic release dates and choosing radio singles, creating concepts for videos that are complementary to the artists’ work and coordinating promotion of albums to radio and television outlets. For example, we recently partnered with MTV Music Group to give MTV Networks exclusive rights to sell ad inventory around our music video content in the U.S. across MTV Music Group’s digital properties and mobile services, as well as on our artist sites and third-party affiliate sites. Through the new partnership, our artists will be able to promote their music through MTV Music Group’s content channels (MTV Networks, VH1 etc), including on the network’s Unplugged series, VH1’s Behind the Music and CMT’s Crossroads. We also continue to experiment with ways to promote our artists through digital channels with initiatives such as windowing of content and creating product bundles by combining our existing album assets with other assets, such as bonus tracks and music videos. Digital distribution channels create greater marketing flexibility that can be more cost effective. For example, direct marketing is possible through access to consumers via websites and pre-release activity can be customized. When possible, we seek to add an additional personal component to our promotional efforts by facilitating television and radio coverage or live appearances for our key artists. Our corporate, label and artist websites provide additional marketing venues for our artists.

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

Manufacturing, Packaging and Physical Distribution

Cinram International Inc. (collectively, with its affiliates and subsidiaries, “Cinram”) is currently our primary supplier of manufacturing, packaging and physical distribution services in the U.S., Canada and most of Europe. We believe that the pricing terms of our Cinram agreements reflect market rates. Pursuant to the terms of our agreement with Cinram, we have the option to use third-party vendors for up to a certain percentage of the previous year’s volume provided by Cinram (and up to a higher percentage upon the occurrence of certain events). We also have arrangements with other suppliers and distributors as part of our manufacturing, packaging and physical distribution network throughout the rest of the world.

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

The digital sales channel—both online and mobile—has become an increasingly important sales channel. Online sales include sales of traditional physical formats through both the online distribution arms of traditional retailers such as fye.com and walmart.com and traditional online physical retailers such as Amazon.com, bestbuy.com and barnesandnoble.com. In addition, there has been a proliferation of legitimate online sites, which sell digital music on a per-album or per-track basis or offer subscription and streaming services. Several carriers also offer their subscribers the ability to download music on mobile devices. We currently partner with a broad range of online and mobile providers, such as iTunes, Napster, MOG, Rdio, Rhapsody, MTV, Nokia, Spotify, Sprint, T-Mobile, Verizon Wireless, Orange, Vodafone, eMusic, Virgin Mobile, China Mobile, YouTube and MySpace Music, and are actively seeking to develop and grow our digital business. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and sell digital products, it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales.

Our agreements with online and mobile service providers generally last one to two years. We believe that the short-term nature of our contracts enables us to maintain the flexibility that we need given the infancy of the digital business models.

We enter into agreements with digital service providers to make our masters available for sale in digital formats (e.g., digital downloads, mobile ringtones, etc.). We then provide digital assets for our masters to digital service providers in saleable form. Our agreements with digital service providers establish our fees for the sale of our product, which vary based on the type of product being sold. We typically receive sales accounting reports from digital service providers on a monthly basis, detailing the sales activity, with payments rendered on a monthly or quarterly basis

Our business has historically been seasonal. In the recorded music business, purchases have historically been heavily weighted towards the last three months of the calendar year. However, since the emergence of digital sales, we have noted our business is becoming less seasonal in nature and driven more by the timing of our releases. As digital revenue increases as a percentage of our total revenue, this may continue to affect the overall seasonality of our business. For example, sales of MP3 players or gift cards to purchase digital music sold in the holiday season tend to result in sales of digital music in subsequent periods. However, seasonality with respect to the sale of music in new formats, such as digital, is still developing.

Music Publishing (18% of consolidated revenues, before intersegment eliminations, in each of fiscal 2010, 2009 and 2008)

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

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In 2007, we entered the production music library business with the acquisition of Non-Stop Music. We have subsequently continued to expand our production music operations with the acquisitions of Groove Addicts Production Music Library and Carlin Recorded Music Library in 2010. These acquisitions doubled the size of our production music library, which now consists of more than 16 catalogs containing about 74,000 cues/songs.

Music Publishing Portfolio

Representative Songwriters

Burt Bacharach

Michelle Branch

Michael Bublé

Eric Clapton

Bryan-Michael Cox

David Grohl

Dido

Dream

Kenneth Gamble and Leon Huff

George and Ira Gershwin

Green Day

Dave Grohl

Don Henley

Michael Jackson

Claude Kelly

Lady Antebellum

Led Zeppelin

Lil Wayne

Little Big Town

Madonna

Maná

James Otto

Johnny Mercer

George Michael

Van Morrison

Muse

Tim Nichols

Nickelback

Harry Nilsson

Paramore

Katy Perry

Plain White T’s

Cole Porter

Radiohead

The Ramones

R.E.M.

Damien Rice

Alejandro Sanz

Stephen Sondheim

Staind

T.I.

Timbaland

Van Halen

Van Morrison

Kurt Weill

Barry White

John Williams

Lucinda Williams

Rob Zombie

Representative Songs

1950s and Prior	1960s	1970s

Summertime

Happy Birthday To You

Night And Day

The Lady Is A Tramp

Too Marvelous For Words

Dancing In The Dark

Winter Wonderland

Ain’t She Sweet

Frosty The Snowman

When I Fall In Love

Misty

The Party’s Over

On The Street Where You Live

Blueberry Hill

Makin’ Whoopee

Dream A Little Dream Of Me

It Had To Be You

You Go To My Head

As Times Go By

Rhapsody In Blue

Jingle Bell Rock

People

I Only Want To Be With You

When A Man Loves A Woman

I Got A Woman

People Get Ready

Love Is Blue

For What It’s Worth

This Magic Moment

Save The Last Dance For Me

Viva Las Vegas

Walk On By

Build Me Up Buttercup

Everyday People

Whole Lotta Love

Behind Closed Doors

Ain’t No Stopping Us Now

For The Love Of Money

A Horse With No Name

Moondance

Peaceful Easy Feeling

Layla

Staying Alive

Star Wars Theme

Killing Me Softly

Stairway To Heaven

Hot Stuff

Superfly

Listen to the Music

1980s	1990s	2000 and After
Eye Of The Tiger Slow Hand The Wind Beneath My Wings Endless Love Morning Train Beat It Jump We Are the World Indiana Jones Theme Celebration Like A Prayer Flashdance	Creep Macarena Sunny Came Home Amazed This Kiss Believe Smooth Livin’ La Vida Loca Losing My Religion Gonna Make You Sweat All Star

It’s Been Awhile

Photograph

Complicated

U Got It Bad

Crazy In Love

Cry Me A River

White Flag

Dilemma

Work It

Miss You

Burn

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

Mechanical: sale of recorded music in various physical formats

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

Our Recorded Music business is also dependent on technological development, including access to, selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. In recent years, due to the growth in piracy, we have been forced to compete with illegal channels such as unauthorized, online, peer-to-peer file-sharing and CD-R activity. See “Industry Overview—Piracy.” Additionally, we compete, to a lesser extent, for disposable consumer income with alternative forms of entertainment, content and leisure activities, such as cable and satellite television, pre-recorded films on videocassettes and DVD, the Internet, computers, mobile applications and videogames.

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to Music and Copyright, in 2009, the four largest major record companies were Universal, Sony Music Entertainment (“Sony”), WMG and EMI Music (“EMI”), which collectively accounted for approximately 76% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 24%, including independent music companies. Universal was the market leader with a 28% worldwide market share in 2009, followed by Sony with a 23% share. WMG and EMI held a 15% and 10% share of worldwide recorded music sales, respectively. While market shares change moderately year to year, market shares have not historically changed significantly from year-to-year.

The music publishing business is also highly competitive. The top four music publishers collectively account for approximately 69% of the market. Based on Music & Copyright’s most recent estimates in April 2010, Universal Music Publishing Group, having acquired BMG Music Publishing Group in 2007, was the market leader in music publishing in 2009, holding a 23% global share. EMI Music Publishing was the second largest music publisher with a 19% share, followed by WMG (Warner/Chappell) at 14% and Sony/ATV Music Publishing LLC (“Sony/ATV”) at 12%. Independent music publishers represent the balance of the market, as well as many individual songwriters who publish their own works.

Intellectual Property

Copyrights

Our business, like that of other companies involved in music publishing and recorded music, rests on our ability to maintain rights in musical works and recordings through copyright protection. In the U.S., copyright protection for works created as “works made for hire” (e.g., works of employees or specially commissioned works) after January 1, 1978 lasts for 95 years from first publication or 120 years from creation, whichever expires first. The period of copyright protection for works created on or after January 1, 1978 that are not “works made for hire” lasts for the life of the author plus 70 years. Works created and published or registered in the U.S. prior to January 1, 1978 generally enjoy a total copyright life of 95 years, subject to compliance with certain statutory provisions including notice and renewal. In the U.S., sound recordings created prior to February 15, 1972 are not subject to federal copyright protection but are protected by common law rights or state statutes, where applicable. The term of copyright in the European Union (“E.U.”) for musical compositions in all member states lasts for the life of the author plus 70 years. In the E.U., the term of copyright for sound recordings currently lasts for 50 years from the date of release.

We are largely dependent on legislation in each territory to protect our rights against unauthorized reproduction, distribution, public performance or rental. In all territories where we operate, our products receive some degree of copyright protection, although the period of protection varies widely. In a number of developing countries, the protection of copyright remains inadequate. In the U.S., the Digital Millennium Copyright Act of 1998 (“DMCA”), creates a powerful framework for the protection of copyrights covering musical compositions and recordings in the digital world.

The potential growth of new delivery technologies, such as digital broadcasting, the Internet and entertainment-on-demand has focused attention on the need for new legislation that will adequately protect the rights of producers. We actively lobby in favor of industry efforts to increase copyright protection and support the efforts of organizations such as the RIAA, IFPI and the World Intellectual Property Organization (“WIPO”).

In December 1996, two global copyright treaties, the WIPO Copyright Treaty and the WIPO Performances and Phonograms Treaty, were signed, securing the basic legal framework for the international music industry to trade and invest in online music businesses. The WIPO treaties were ratified by the requisite number of countries, including the U.S. The U.S. implemented these treaties through the DMCA.

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

Employees

As of September 30, 2010 and 2009, we employed approximately 3,700 and 4,000 persons worldwide, respectively, including temporary and part-time employees. None of our employees in the U.S. are subject to collective bargaining agreements; although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment, and relating to foreign and domestic operations, for each of the last three fiscal years is set forth in Note 18 to the Consolidated Audited Financial Statements.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar 2009, according to IFPI, generated $25.4 billion in retail value of sales. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. In the first three quarters of calendar 2010, according to SoundScan, 44% of all U.S. album unit sales were from recordings more than 18 months old, with 34% from recordings more than three years old.

According to IFPI, the top five territories (the U.S., Japan, the U.K., Germany and France) accounted for 75% of the related sales in the recorded music market in calendar year 2009. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 31% of total calendar year 2009 recorded music sales on a retail basis. The U.S. and Japan are largely local music markets, with 93% and 78% of their calendar year 2009 physical music sales consisting of domestic repertoire, respectively. In contrast, markets like the U.K. have higher percentages of international sales, with domestic repertoire in that territory constituting only 39% of sales.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers. According to RIAA, record stores’ share of U.S. music sales declined from 45% in calendar year 1999 to 30% in calendar year 2008, and according to the market research firm NPD, record / entertainment / electronics stores’ share of U.S. music sales totaled 18% in 2009. Over the course of the last decade, U.S. mass-market and other stores’ share grew from 38% in calendar 1999 to 54% in calendar year 2004, and with the subsequent growth of sales via online channels since that time, their share contracted to 28% in calendar year 2008 and remained so in 2009. In recent years, online sales of physical product as well as digital downloads have grown to represent an increasing share of U.S. sales and combined they accounted for 48% of music sales in calendar year 2009. In terms of genre, rock remains the most popular style of music in the U.S., representing 35% of 2009 U.S. unit sales, although genres such as rap/hip-hop, R&B, country and Latin music are also popular.

According to RIAA, from calendar years 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%, twice the rate of total entertainment spending. This growth, largely paralleled around the world, was driven by demand for music, the replacement of vinyl LPs and cassettes with CDs, price increases and strong economic growth. The industry began experiencing negative growth rates in calendar year 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a compound annual growth rate of 11%, although there was a 2.5% year-over-year increase recorded in 2004. In calendar year 2009, the physical business experienced a 21% year-over-year decline on a value basis. According to SoundScan, through October 31, 2010, calendar year-to-date U.S. recorded music album unit sales (excluding sales of digital tracks) are down approximately 13% year-over year. According to SoundScan, adding digital track sales to the unit album totals based on SoundScan’s standard ten-tracks-per-album equivalent, the U.S. music industry is down 10% in album unit sales calendar year to date through October 31, 2010. Similar declines have occurred in international markets, with the extent of declines driven primarily by differing penetration levels of piracy-enabling technologies, such as broadband access and CD-R technology, and economic conditions.

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

Piracy

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

•

Digital piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high-quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. These digital files can then be distributed for free over the Internet through anonymous peer-to-peer file sharing networks such as BitTorrent, Frostwire and Limewire (“illegal downloading”). Alternatively, these files can be burned onto multiple CDs for physical distribution (“CD-R piracy”). IFPI estimates that 40 billion songs were illegally downloaded in 2008.

•

Industrial piracy (also called counterfeiting or physical piracy) involves mass production of illegal CDs and cassettes in factories. This form of piracy is largely concentrated in developing regions, and has existed for more than two decades. The sale of legitimate recorded music in these developing territories is limited by the dominance of pirated products, which are sold at substantially lower prices than legitimate products. The International Intellectual Property Alliance (IIPA) estimates that U.S. trade losses due to physical piracy of records and music in 39 key countries/territories around the world with copyright protection and/or enforcement deficiencies totaled $1.5 billion in 2009. The IIPA also believes that piracy of records and music is most prevalent in territories such as Indonesia, China, the Philippines, Mexico, India and Argentina, where piracy levels are at 60% or above.

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

•

Educational: Led by RIAA and IFPI, the industry has launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. These efforts have yielded positive results in impacting consumer behaviors and attitudes with regard to file-sharing of music. A survey conducted by The NPD Group, a market research firm, in December 2009 showed that one out of five U.S. Internet users aged 13 or older who stopped or decreased their usage of file-sharing services for music in the year covered by the survey did so because they were concerned about being sued and/or the legality of such services. A separate survey conducted by NPD in September 2010 found that half of U.S. consumers aged 13 or older felt that music sales had declined because of people using file-sharing services to obtain music, and 38% agreed that stopping people from freely sharing copyrighted music files through a file-sharing network is the honest and fair thing to do.

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

•

Development of online and mobile alternatives: We believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales and monetization going forward, as they represent both an incremental revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the proliferation and early success of legitimate digital music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading and streaming, better search and discovery capabilities and seamless integration with portable digital music players. Legitimate online download stores and subscription music services began to be established between early 2002 and April 2003 beginning with the launch of Rhapsody in late 2001 and continuing through the launch of Apple’s iTunes music store in April 2003. Since then, many others (both large and small) have launched download, subscription, and ad-supported music services, offering a variety of models, including per-track pricing, per-album pricing and monthly subscriptions. According to IFPI in their “Digital Music Report 2010” publication, there are about 400 legal digital music services providing alternatives to illegal file-sharing in markets around the world. The mobile music business is also significant, with mobile music revenues delivering nearly $1.6 billion in trade value worldwide in 2009, according to IFPI data. While revenues from ringtones initially drove the mobile music business, new mobile phones equipped with new capabilities are increasingly offering the capability for full-track downloads and streaming audio and video. These categories are accounting for a greater share of mobile music revenues while further expanding legitimate options.

These efforts are incremental to the long-standing push by organizations such as RIAA and IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy.

We believe these actions have had a positive effect. A survey conducted by NPD in December 2009 showed that 38% of U.S. Internet users aged 13 or older who downloaded music from a file-sharing service at any point in the past two years stopped or decreased their usage of such file-sharing services in the year covered by the survey.

Internationally, several recent governmental initiatives should also be helpful to the music industry. France recently enacted “graduated response” legislation pursuant to which repeat copyright infringers could have their Internet connections revoked and be subject to criminal penalties. South Korea and Taiwan have also passed graduated response laws. In addition the Digital Economy Act was passed into law in the UK in April 2010. The Act places obligations on UK ISPs to send notifications to subscribers who infringe copyright. It also contains provisions for the Secretary of State to require ISPs to impose technical measures on infringing subscribers, which could include account suspension. In April 2009, Sweden implemented the Intellectual Property Rights Enforcement Directive, which was intended to ensure, among other things, the ability to effectively enforce copyright and other civil remedies. There is evidence to suggest that this is having a positive effect in reducing unlawful filesharing on the Internet in Sweden. Similar legislation is also in the process of being passed into law in New Zealand. We believe these actions, as well as other actions also currently being taken in many countries around the world, represent a positive trend internationally and a recognition by governments around the world that urgent action is required to reduce online piracy and in particular unlawful filesharing because of the harm caused to the creative industries. While these government actions have not come without some controversy abroad, we continue to lobby for legislative change through music industry bodies and trade associations in jurisdictions where enforcement of copyright in the context of online piracy remains problematic due to existing local laws or prior court decisions.

In the U.S., the legislature recently passed the PRO-IP Act of 2008, a law that protects copyrights both domestically and internationally. Echoing similar efforts across Europe and Australia, the PRO-IP Act toughens U.S. criminal laws against piracy and counterfeiting, and adds accountability in the law’s implementation. In addition, the Higher Education Act, which sets out provisions designed to ameliorate the peer-to-peer problem on college campuses was also recently enacted. The Act requires colleges to consistently disseminate information to better educate students about the policies, disciplinary actions, risks and penalties of peer-to-peer activities. Furthermore, for educational institutions to have continuing eligibility for federally funded assistance programs, they have to develop plans to effectively combat unauthorized content distribution on campus. We believe all of these actions further the efforts of the music industry to reduce the level of illegal file-sharing on the Internet.

Music Publishing

Background

Music publishing involves the acquisition of rights to, and licensing of, musical compositions (as opposed to recordings) from songwriters, composers or other rightsholders. Music publishing revenues are derived from five main royalty sources: Mechanical, Performance, Synchronization, Digital and Other.

In the U.S., mechanical royalties are collected directly by music publishers from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with NMPA, while outside the U.S., collection societies generally perform this function. Once mechanical royalties reach the publisher (either directly from record companies or from collection societies), percentages of those royalties are paid to any co-owners of the copyright in the composition and to the writer(s) and composer(s) of the composition. Mechanical royalties are paid at a penny rate of 9.1 cents per song per unit in the U.S. for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate) and 24 cents for ringtones. There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. In some cases, “controlled composition” provisions contained in some recording agreements may apply to the rates mentioned above pursuant to which artist/songwriters license their rights to their record companies for as little as 75% of these rates. The foregoing rates are in effect through December 31, 2012. In most other territories, mechanical royalties are based on a percentage of wholesale price for physical product and based on a percentage of consumer price for digital products. In international markets, these rates are determined by multi-year collective bargaining agreements and rate tribunals.

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

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads and mobile ringtones. The worldwide professional music publishing market was estimated to have generated approximately $4.3 billion in revenues in 2009 according to figures contained in the April 21, 2010 issue of Music & Copyright. Trends in music publishing vary by royalty source:

•

Mechanical & Digital: Although the decline in the physical business has an impact on mechanical royalties, this decline has been partly offset by the regular and predictable statutory increases in the mechanical royalty rate in the U.S. in the past, the increasing efficiency of local collection societies worldwide and the growth of new revenue sources such as mobile ringtones and legitimate online and mobile downloads.

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

Executive Officers of the Registrant

The following table sets forth information as to our executive officers as of November 17, 2010, together with their positions and ages.

Name	Age	Position
Edgar Bronfman, Jr.	55	Chairman of the Board and CEO
Lyor Cohen	51	Vice Chairman, Warner Music Group Corp. and Chairman and CEO, Recorded Music—Americas and the U.K.
Michael D. Fleisher	45	Vice Chairman, Strategy and Operations
David H. Johnson	64	Chairman and CEO, Warner/Chappell Music
Mark Ansorge	47	Executive Vice President, Human Resources and Chief Compliance Officer
Steven Macri	42	Executive Vice President and Chief Financial Officer
Michael Nash	53	Executive Vice President, Digital Strategy and Business Development
Paul M. Robinson	52	Executive Vice President and General Counsel
Will Tanous	41	Executive Vice President and Chief Communications Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of Warner Music Group or one of its subsidiaries. There are no family relationships among any executive officers or directors of Warner Music Group. The following information provides a brief description of the business experience of each of our executive officers.

Edgar Bronfman, Jr., 55, has served as our Chairman of the Board and CEO since March 1, 2004. Before joining Warner Music Group, Mr. Bronfman served as Chairman and CEO of Lexa Partners LLC, a management venture capital firm which he founded in April 2002. Prior to Lexa Partners, Mr. Bronfman was appointed Executive Vice Chairman of Vivendi Universal in December 2000. He resigned from his position as an executive officer of Vivendi Universal on December 6, 2001, resigned as an employee of Vivendi Universal on March 31, 2002, and resigned as Vice Chairman of Vivendi Universal’s Board of Directors on December 2, 2003. Prior to the December 2000 formation of Vivendi Universal, Mr. Bronfman was President and CEO of The Seagram Company Ltd., a post he held since June 1994. During his tenure as the CEO of Seagram, he consummated $85 billion in transactions and transformed the company into one of the world’s leading media and communications companies. From 1989 until June 1994, Mr. Bronfman served as President and COO of Seagram. Between 1982 and 1989, he held a series of senior executive positions for The Seagram Company Ltd. in the U.S. and in Europe. Mr. Bronfman serves on the Boards of InterActiveCorp, Accretive Health, Inc. and the New York University Langone Medical Center. He is also the Chairman of the Board of Endeavor Global, Inc. and is a Member of the Council on Foreign Relations. Mr. Bronfman also serves as general partner at Accretive, LLC, a private equity firm, and is Vice President of the Board of Trustees, The Collegiate School.

Lyor Cohen, 51, has served as the Vice Chairman, Warner Music Group Corp. and Chairman and CEO, Recorded Music—Americas and the U.K. since September 2008. Previously, Mr. Cohen was Chairman and CEO, Recorded Music North America from March 2008 to September 2008 and Chairman and CEO of U.S. Recorded Music since joining the company in March 1, 2004 to March 2008. From 2002 to 2004, Mr. Cohen was the Chairman and CEO of Universal Music Group’s Island Def Jam Music Group. Mr. Cohen served as President of Def Jam from 1988 to 2002. Previously, Mr. Cohen served in various capacities at Rush Management, a hip-hop management company, which he founded with partner Russell Simmons. Mr. Cohen is widely credited with expanding Island Def Jam beyond its hip-hop roots to include a wider range of musical genres.

Michael D. Fleisher, 45, has served as our Vice Chairman, Strategy and Operations, since September 2008. Previously Mr. Fleisher was our Executive Vice President and Chief Financial Officer since joining the company on January 1, 2005 to September 2008. Prior to joining Warner Music Group, Mr. Fleisher was Chairman and Chief Executive Officer of Gartner, Inc. Mr. Fleisher joined Gartner in 1993 and served in several roles including Chief Financial Officer prior to being named CEO in 1999. Previous to Gartner, he was at Bain Capital. Mr. Fleisher holds a bachelor’s degree from the Wharton School of the University of Pennsylvania.

David H. Johnson, 64, has served as the CEO of Warner/Chappell Music since December 2006. Mr. Johnson joined Warner Music Group in 1999. From 1999 to December 2006, Mr. Johnson held various positions with Warner Music Group, including Acting CEO of Warner/Chappell Music and Executive Vice President and General Counsel. Prior to joining Warner Music Group, Mr. Johnson spent nine years as Senior Vice President and General Counsel for Sony Music Entertainment. He also held several posts at CBS and was an associate in the law firm Mayer, Nussbaum, Katz & Baker. Mr. Johnson received a B.A. in political science from Yale University, a J.D. from the University of Pennsylvania Law School and an L.L.M. from New York University School of Law.

Mark Ansorge, 47, has served as our Executive Vice President, Human Resources and Chief Compliance Officer since August 2008. He was previously Warner Music Group’s Senior Vice President and Deputy General Counsel and has held various other positions within the legal department since joining the company in 1992. Since the company’s initial public offering in 2005, Mr. Ansorge has also served as Warner Music Group’s Chief Compliance Officer. Prior to joining Warner Music Group he practiced law as an associate at Winthrop, Stimson, Putnam & Roberts (now known as Pillsbury Winthrop Shaw Pittman LLP). Mr. Ansorge holds a bachelor of science degree from Cornell University’s School of Industrial and Labor Relations and a J.D. from Boston University School of Law.

Steven Macri, 42, has served as our Executive Vice President and Chief Financial Officer since September 2008. Previously, Mr. Macri was our Senior Vice President and Controller since joining the company in February 2005. Prior to joining Warner Music Group, he held the position of Vice President Finance at Thomson Learning (now Cengage Learning), which was a division of The Thomson Corporation. From 1998 to 2004, Mr. Macri held various financial and business development positions at Gartner, Inc. including SVP, Business Planning and Operations and SVP, Controller. Before joining Gartner, he held various positions in the accounting and finance departments of consumer packaged goods company Reckitt Benckiser. Mr. Macri began his career at Price Waterhouse LLP where he last served as a manager. Mr. Macri holds a bachelor of science degree from Syracuse University and an MBA from New York University Stern School of Business.

Michael Nash, 53, has served as our Executive Vice President, Digital Strategy and Business Development since June 2008. He was previously Warner Music Group’s Senior Vice President, Digital Strategy and Business Development since February 1, 2000. Prior to joining Warner Music Group, Mr. Nash was Executive Director of the Madison Project, an industry-first secure digital music distribution trial (1999), CEO and founder of Inscape, an interactive entertainment and games publishing joint venture with Warner Music Group and HBO that won numerous product awards (1994 - 1997) and Director of the Criterion Collection, where he worked closely with directors and artists such as Robert Altman, David Bowie, Terry Gilliam, Louis Malle, Nicolas Roeg and John Singleton on numerous special edition laserdiscs, the forerunner of the DVD format (1991 - 1994).

Paul M. Robinson, 52, has served as our Executive Vice President and General Counsel since December 2006. Mr. Robinson joined Warner Music Group’s legal department in 1995. From 1995 to December 2006, Mr. Robinson held various positions with Warner Music Group, including Acting General Counsel and Senior Vice President, Deputy General Counsel. Before joining Warner Music Group, Mr. Robinson was a partner in the New York City law firm Mayer, Katz, Baker, Leibowitz & Roberts. Mr. Robinson has a B.A. in English from Williams College and a J.D. from Fordham University School of Law.

Will Tanous, 41, has served as our Executive Vice President and Chief Communications Officer since May 2008. He was previously Warner Music Group’s Senior Vice President, Corporate Communications and has held various positions at Warner Music Group since joining the company in 1993. Prior to joining Warner Music Group, Mr. Tanous held positions at Warner Music International and Geffen Records. He also served as president of two independent record labels. Mr. Tanous holds a B.A. from Georgetown University.

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. You may read and copy any documents filed by us at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. Warner Music Group Corp (“Parent”), our parent company, has common stock listed on the NYSE under the symbol “WMG”. You can inspect and copy reports, proxy statements and other information about us and Parent at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an Internet site at www.wmg.com. We use our website as a channel of distribution of material company information. Financial and other material information regarding Warner Music Group is routinely posted on and accessible at http://investors.wmg.com. In addition, you may automatically receive email alerts and other information about Warner Music Group by enrolling your email by visiting the “email alerts” section at http://investors.wmg.com. We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Executive, Nominating and Corporate Governance Committee and (iii) Code of Conduct which is applicable for all or our employees including our principal executive, financial and accounting officers, are available at our Internet site under “Investor Relations—Corporate Governance.” Copies will be provided to any stockholder upon written request to Investor Relations, 75 Rockefeller Plaza, New York, New York 10019, via electronic mail at Investor.Relations@wmg.com or by contacting Investor Relations at (212) 275-2000. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this report.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and other information in this report before making an investment decision with respect to shares of Parent’s common stock or any of our other securities. The risks and uncertainties described below may not be the only ones facing us. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of Parent’s common stock or other securities could fall, and you may lose all or part of the money you paid to buy such securities.

Risks Related to our Business

The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably. Illegal downloading of music, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music and the distribution of music on mobile devices and revenue streams from these new channels have emerged. These new digital revenue streams are important as they are beginning to offset declines in physical sales and represent a growing area of our recorded music business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, artist websites, merchandising, touring, ticketing and artist management. As our expansion into these new areas is recent, we cannot determine how our expansion into these new areas will impact our business. Despite the increase in digital sales, artist services revenues and expanded-rights revenues, revenues from these sources have yet to fully offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact that sales of music through new channels might have on the industry or when the decline in physical sales might be offset by the increase in digital sales, artist services revenues and expanded-rights revenues. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties attributable to the sale of music in CD and other physical recorded music formats.

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to obtain and create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, were illegal and not paid for, according to the IFPI 2009 Digital Music Report. IFPI also reported in its Recording Industry in Numbers 2010 publication that peer-to-peer (P2P) file-sharing accounts for more than 20% of Internet traffic globally. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal file-sharing has a substantial negative impact on music sales. We are working to control this problem in a variety of ways including further litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to the music industry. The IIPA estimates that U.S. trade losses due to physical piracy of records and music in 39 key countries/territories around the world with copyright protection and/or enforcement deficiencies totaled $1.5 billion in 2009. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

Legitimate channels for digital distribution of our creative content are a recent development, and their impact on our business is unclear and may be adverse.

We have positioned ourselves to take advantage of online and mobile technology as a sales distribution channel and believe that the continued development of legitimate channels for digital music distribution holds promise for us in the future. Digital revenue streams of all kinds are important to offset continued declining revenue from physical CD sales industry-wide over time. However, legitimate channels for digital distribution are a recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. Partially eroding that benefit are increases in mechanical copyright royalties payable to music publishers that only apply in the digital space. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales. However, we cannot be sure that we will generally continue to achieve higher margins from digital sales. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels introduces uncertainty regarding the potential impact of the “unbundling” of the album on our business. It remains unclear how consumer behavior will continue to change when customers are faced with more opportunities to purchase only favorite tracks from a given album rather than the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed. Furthermore, as new distribution channels continue to develop, we may have to implement systems to process royalties on new revenue streams for potential future distribution channels that are not currently known. These new distribution channels could also result in increases in the number of transactions that we need to process. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due on these new types of transactions in a timely manner, we may experience processing delays or reduced accuracy as we increase the volume of our digital sales, which could have a negative effect on our relationships with artists and brand identity.

We are substantially dependent on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, charges U.S. consumers prices ranging from $0.69 to $1.29 per single-track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as we believe Apple’s iTunes controls more than two-thirds of the legitimate digital music track download business in the U.S. If iTunes were to adopt a lower pricing model or if there were structural change to other download pricing models, we may receive substantially less per download for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other online music stores at present accept and make available for sale all the recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music they will accept from music content owners like us, our revenues could be significantly reduced.

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

Our success depends, in part, upon the continuing contributions of our executive officers many of whom have been with us since our acquisition from Time Warner in 2004. Although we have employment agreements with our executive officers, there is no guarantee that they will not leave. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects.

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

On September 30, 2010, we had $1.057 billion of goodwill and $100 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. We tested our goodwill and other indefinite-lived intangible assets for impairment in the fourth quarter of fiscal 2010 and concluded that such assets were not impaired. We continue to believe that conclusion is appropriate. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholder’s deficit could be adversely affected.

We also had $1.119 billion of definite-lived intangible assets at September 30, 2010. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholder’s deficit.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 58% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2010. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of September 30, 2010, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

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

We have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings.

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

We cannot be certain that we will not be required to implement further restructuring activities, make additions or other changes to our management or workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Our inability to structure our operations based on evolving market conditions could impact our business. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any future restructuring efforts will be successful and generate expected cost savings.

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

THL, Bain Capital and Providence Equity (collectively, the “Current Investor Group”) control a majority of the common stock of Parent on a fully diluted basis. In addition, representatives of the Current Investor Group occupy substantially all of the seats on the

Board of Directors of Parent and pursuant to a stockholders agreement, have the right to appoint all of the independent directors to Parent’s board. As a result, the Current Investor Group has the ability to control our policies and operations, including the appointment of management, the entering into of mergers, acquisitions, sales of assets, divestitures and other extraordinary transactions, future issuances of Parent’s common stock or other securities, the payments of dividends, if any, on our or Parent’s common stock, the incurrence of debt by us and the amendment of our certificate of incorporation and Bylaws. The Current Investor Group has the ability to prevent any transaction that requires the approval of our Board of Directors or the stockholders regardless of whether or not other members of our Board of Directors or stockholders believe that any such transaction is in their own best interests. For example, the Current Investor Group could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, the Current Investor Group is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Current Investor Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Current Investor Group continues to hold a majority of the outstanding common stock of Parent, they will be entitled to nominate a majority of Parent’s Board of Directors, and will have the ability to effectively control the vote in any election of directors. In addition, so long as the Current Investor Group continues to own a significant amount of Parent’s equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

Our reliance on one company as the primary supplier for the manufacturing, packaging and physical distribution of our products in the U.S. and Canada and part of Europe could have an adverse impact on our ability to meet our manufacturing, packaging and physical distribution requirements.

We have recently renewed our agreements with Cinram. On November 16, 2010, we entered into a series of new agreements with Cinram and its affiliates including an agreement with Cinram Manufacturing LLC (formerly Cinram Manufacturing Inc.), Cinram Distribution LLC and Cinram International Inc. for the United States and Canada and an agreement with Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited for certain territories within the European Union. Both new agreements now expire on January 31, 2014. The terms of the new agreements remain substantially the same as the terms of the original 2003 agreements, as amended, but now provide us with the option to use third-party vendors for up to a certain percentage of the previous year’s volume provided by Cinram (and up to a higher percentage upon the occurrence of certain events). In addition, we have expanded termination rights. As Cinram continues to be our primary supplier of manufacturing and distribution services in the U.S., Canada and part of Europe, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, or was unable to otherwise continue to provide services, we may have difficulty satisfying our commitments to our wholesale and retail customers in the short term until we more fully transitioned to an alternate provider, which could have an adverse impact on our revenues. Any inability of Cinram to continue to provide services due to financial distress, refinancing issues or otherwise could also require us to switch to substitute suppliers of these services for more services than currently planned. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels and now also permit us to use third-party vendors for a portion of our service requirements, and there are several capable substitute suppliers, it might be costly for us to switch to substitute suppliers for any such services, particularly in the short term, and the delay and transition time associated with finding substitute suppliers could also have an adverse impact on our revenues.

We may be materially and adversely affected by the formation of Live Nation Entertainment.

On February 10, 2009, Live Nation and Ticketmaster Entertainment announced a proposed merger to form Live Nation Entertainment. The Live Nation-Ticketmaster merger attracted intense scrutiny and was reviewed by the U.S. Department of Justice, several State Attorneys General (including New York, California, Illinois, Florida and Massachusetts) and the U.K., where it was referred to the Monopolies and Mergers Commission for a more detailed investigation. The proposed merger would combine the world’s largest online ticketing, concert promotion and management companies including Front Line Management. The combined entity would control venues, ticketing and ancillary revenues derived from concerts, and in some cases would act as a record label as part of the expanded-rights deals Live Nation has signed with several artists. On January 25, 2010, the U.S. Department of Justice cleared the merger but required the companies to make several concessions as a condition of their approval. We cannot predict what impact Live Nation Entertainment might have on us.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of September 30, 2010, our total consolidated indebtedness was $1.687 billion.

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

While Parent currently has sufficient cash to make scheduled interest payments, in the future WMG Holdings Corp., our immediate parent company, also may rely on us and our subsidiaries to make payments on its borrowings. If we do not dividend funds to Holdings in an amount sufficient to make such payments, if necessary in the future, Holdings may default under the indenture governing its borrowings, which would result in all such notes becoming due and payable. Because our debt agreements have covenants that limit our ability to make payments to Holdings, Holdings may not have access to funds in an amount sufficient to service its indebtedness.

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

Litigation

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served us with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served us with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed and were later consolidated for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including us, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. Oral argument took place before the Second Circuit Court of Appeals on September 21, 2009. On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including us, filed a petition for rehearing en banc with the Second Circuit. On March 26, 2010, the Second Circuit denied the petition for rehearing en banc. On August 20, 2010, all defendants including us, filed a petition for Certiorari before the Supreme Court. Opposition to the petition is due on November 22, 2010. We intend to defend against these lawsuits vigorously, but are unable to predict the outcome of these suits. Any litigation we may become involved in as a result of the inquiries of the Attorney General of the State of New York and the Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Other Matters

In addition to the matter discussed above, we are involved in other litigation arising in the normal course of business. Management does not believe that any legal proceedings pending against us will have, individually, or in the aggregate, a material adverse effect on its business. However, we cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, litigation can have an adverse impact on our company, including our brand value, because of defense costs, diversion of management resources and other factors.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The amounts available to us to pay any future cash dividends will be restricted by the indentures governing our outstanding notes, including the indenture governing our 9.5% Senior Secured Notes due 2016 and the indenture governing our 7.375% Senior Subordinated Dollar Notes due 2014 and 8.125% Senior Subordinated Sterling Notes due 2014. The amounts available to Parent to pay any future cash dividends will also be restricted by the indenture governing Holdings’ outstanding 9.5% Senior Discount Notes due 2014. The indentures governing our notes and the Holdings Notes limit our ability, the ability of Holdings and our respective subsidiaries to pay dividends to Parent. However, the indenture governing the Senior Secured Notes allows distributions not in excess of $90 million in any fiscal year, which could be applied to pay regular quarterly cash dividends to holders of Parent’s common stock. In addition, under such indentures, generally we or Holdings may pay dividends or make other restricted payments depending on a formula based on 50% of consolidated net income as defined in our indentures. Furthermore, we and Holdings may also make restricted payments of up to $50 million under the indenture governing the Senior Secured Notes, $45 million under the indenture governing the Senior Subordinated Notes and $75 million under the indenture governing the Holdings Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity—Liquidity.”

ITEM 6.	SELECTED FINANCIAL DATA

Our summary balance sheet data as of September 30, 2010 and 2009, and the statement of operations and other data for each of fiscal years ended September 30, 2010, 2009 and 2008 have been derived from our audited financial statements included in this annual report on Form 10-K. Our summary statement of operations and other data for the fiscal years ended September 30, 2007 and 2006 have been derived from our audited financial statements that are not included in this annual report on Form 10-K. Our summary balance sheet data as of September 30, 2008, 2007 and 2006 were derived from our audited financial statements that are not included in this annual report on Form 10-K.

The following table sets forth our selected historical financial and other data as of the dates and for the fiscal years ended:

	September 30, 2006	September 30, 2007	September 30, 2008	September 30, 2009	September 30, 2010
Statement of Operations Data:
Revenues	$3,516	$3,383	$3,506	$3,198	$2,984
Net income (loss) attributable to WMG Acquisition Corp.	75	(6)	(35)	(77)	(114)

Balance Sheet Data (at period end):
Cash and equivalents	$326	$259	$313	$196	$263
Total assets	4,461	4,496	4,425	3,875	3,604
Total debt (including current portion of long-term debt)	2,072	2,063	2,028	1,686	1,687
WMG Acquisition Corp. equity (deficit)	215	121	43	(81)	(174)

Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$310	$299	$296	$237	$162
Investing activities	(128)	(273)	(167)	82	(85)
Financing activities	(109)	(106)	(75)	(436)	(3)
Capital expenditures	(30)	(29)	(32)	(27)	(51)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (the “Annual Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase our outstanding notes or common stock in open market purchases, privately or otherwise, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•

the fact that we have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings;

•

the fact that we are outsourcing certain back-office functions, such as IT infrastructure and development and certain finance and accounting functions, which will make us more dependent upon third parties;

•	that changes to our information technology infrastructure to harmonize our systems and processes may fail to operate as designed and intended;

•	the possibility that our Investor Group’s interests will conflict with ours or yours;

•	failure to attract and retain key personnel; and

•	the effects associated with the formation of Live Nation Entertainment.

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

•

Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2010, 2009 and 2008. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2010 and 2009, as well as a discussion of our financial condition and liquidity as of September 30, 2010. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of the key debt compliance measures under our debt agreements.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income, net income (loss) attributable to WMG Acquisition Corp. and other measures of financial performance reported in accordance with U.S. GAAP. In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated historical OIBDA to operating income and net income (loss) attributable to WMG Acquisition Corp. is provided in our “Results of Operations.”

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

We are also diversifying our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business. We have built artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands we help create. In developing our artist services business, we have both built and expanded in-house capabilities and expertise and have acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan club, original programming and video entertainment. We believe that entering into expanded-rights deals and enhancing our artist services capabilities with respect to our artists and other artists will permit us to diversify revenue streams to better capitalize on the growth areas of the music industry and permit us to build stronger, long-term relationships with artists and more effectively connect artists and fans.

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

Outside the U.S., our Recorded Music activities are conducted in more than 50 countries primarily through WMI and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our U.S. record labels have international rights. In certain smaller markets, WMI licenses to unaffiliated third-party record labels the right to distribute its records. Our international artist services operations also include a network of concert promoters through which WMI provides resources to coordinate tours for our artists and other artists.

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

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. We work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize our assets and create new revenue streams. As a music-based content company, we have assets that go beyond our recorded music and music publishing catalogs, such as our music video library, which we have begun to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is still in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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

Our Music Publishing operations include Warner/Chappell, our global Music Publishing company headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In 2007, we entered the production music library business with the acquisition of Non-Stop Music. We have subsequently continued to expand our production music operations with the acquisitions of Groove Addicts Production Music Library and Carlin Recorded Music Library in 2010. These acquisitions doubled the size of our production music library, which now consists of more than 16 catalogs containing about 74,000 cues/songs.

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

Severance Charges

During fiscal 2010 we took additional actions to further align our cost structure with industry trends. This resulted in severance charges of $54 million in the current fiscal year compared to $23 million in the prior fiscal year. We expect to generate approximately $30 million in run-rate savings from these efforts over the next fiscal year, which will help to offset declines in revenue and OIBDA resulting from the transition from physical to digital sales.

Mechanical Royalties Payment

In the fourth quarter of fiscal 2009, the U.S. recorded music and music publishing industries reached an agreement for payment of mechanical royalties which were accrued by U.S. record companies in prior years. In connection with this agreement, our music publishing business recognized a benefit of $25 million in revenue and $7 million in OIBDA in fiscal 2009 and a benefit of $5 million in revenue and $2 million in OIBDA in fiscal 2010.

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

Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased non-traditional revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. While non-traditional Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, was less than 10% of our total revenue in fiscal 2010, we believe this revenue should continue to grow and represent a larger proportion of our revenue over time. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various non-traditional Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from recorded music and music publishing.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2010 Compared with Fiscal Year Ended September 30, 2009 and Fiscal Year Ended September 30, 2008

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
Revenue by Type
Physical and other	$1,524	$1,763	$2,076	$(239)	-14%	$(313)	-15%
Digital	713	656	599	57	9%	57	10%
Licensing	218	223	230	(5)	-2%	(7)	-3%

Total Recorded Music	2,455	2,642	2,905	(187)	-7%	(263)	-9%
Mechanical	177	192	225	(15)	-8%	(33)	-15%
Performance	207	226	243	(19)	-8%	(17)	-7%
Synchronization	102	97	99	5	5%	(2)	-2%
Digital	59	54	40	5	9%	14	35%
Other	11	13	21	(2)	-15%	(8)	-38%

Total Music Publishing	556	582	628	(26)	-4%	(46)	-7%
Intersegment elimination	(27)	(26)	(27)	(1)	4%	1	-4%

Total Revenue	$2,984	$3,198	$3,506	$(214)	-7%	$(308)	-9%

Revenue by Geographical Location
U.S. Recorded Music	$1,043	$1,174	$1,375	$(131)	-11%	$(201)	-15%
U.S. Publishing	214	242	230	(28)	-12%	12	5%

Total U.S.	1,257	1,416	1,605	(159)	-11%	(189)	-12%
International Recorded Music	1,412	1,468	1,530	(56)	-4%	(62)	-4%
International Publishing	342	340	398	2	1%	(58)	-15%

Total International	1,754	1,808	1,928	(54)	-3%	(120)	-6%
Intersegment eliminations	(27)	(26)	(27)	(1)	4%	1	-4%

Total Revenue	$2,984	$3,198	$3,506	$(214)	-7%	$(308)	-9%

Total Revenue

2010 vs. 2009

Total revenues decreased by $214 million, or 7%, to $2.984 billion for the fiscal year ended September 30, 2010 from $3.198 billion for the fiscal year ended September 30, 2009. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues comprised 82% and 18% of total revenues for the fiscal years September 30, 2010 and 2009. U.S. and international revenues comprised 42% and 58% of total revenues for the fiscal year ended September 30, 2010, respectively, compared to 44% and 56% for the fiscal year ended September 30, 2009, respectively. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $280 million, or 9%.

Total digital revenues, after intersegment eliminations, increased by $56 million, or 8%, to $759 million for the fiscal year ended September 30, 2010 from $703 million for the fiscal year ended September 30, 2009. Total digital revenue represented 25% and 22% of consolidated revenues for the fiscal years ended September 30, 2010 and 2009, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2010 were comprised of U.S. revenues of $462 million, or 60% of total digital revenues, and international revenues of $310 million, or 40% of total digital revenues. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2009 were comprised of U.S. revenues of $457 million, or 64% of total digital revenues, and international revenues of $253 million, or 36% of total digital revenues. Excluding the favorable impact of foreign currency exchange rates, total digital revenues increased by $44 million, or 6%.

Recorded Music revenues decreased $187 million, or 7% to $2.455 billion for the fiscal year ended September 30, 2010, from $2.642 billion for the fiscal year ended September 30, 2009. This performance reflected the ongoing impact of the transition from physical to digital sales and decreased licensing revenues partially offset by stronger international concert promotion revenue in the current fiscal year, most notably in Italy. Reduced consumer demand for physical products has resulted in a reduction in the amount of floor and shelf space dedicated to music by retailers. Retailers still account for the majority of sales of our physical product; however, as the number of physical music retailers has declined significantly, there is increased competition for available display space. This has led to a decrease in the amount and variety of physical product on display. In addition, increases in digital revenue have not yet fully offset the decline in physical revenue. We believe this is attributable to the ability of consumers in the digital space to purchase individual tracks from an album rather than purchase the entire album and the ongoing issue of piracy. Digital revenue increased $57 million, or 9%, for the fiscal year ended September 30, 2010, largely due to strong international download growth and moderate domestic download growth, offset by declines in mobile revenues primarily related to lower ringtone demand in the U.S. Digital revenue in the U.S. is increasingly correlated to our overall release schedule and the timing and success of new products and service introductions. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $248 million, or 9%, for the fiscal year ended September 30, 2010.

Music Publishing revenues decreased by $26 million, or 4%, to $556 million for the fiscal year ended September 30, 2010 from $582 million for the fiscal year ended September 30, 2009. The decrease in Music Publishing revenue was due primarily to declines in performance revenues and mechanical revenues, which more than offset the increases in synchronization and digital revenue. Performance revenue decreases were due primarily to the timing of cash collections and our decision not to renew certain low margin administrative deals. The decrease in mechanical revenues was due primarily to a $25 million benefit recorded in the 2009 fiscal year, as compared with a $5 million benefit recorded in the 2010 fiscal year, stemming from an agreement reached by the U.S. recorded music and music publishing industries, which resulted in the payment of mechanical royalties accrued in prior years by U.S. record companies. The decrease in mechanical revenues was partially offset by higher physical recorded music royalties earned primarily related to Michael Jackson, Susan Boyle and Michael Bublé. Synchronization revenue increases reflected an improvement in the advertising industry. Digital revenue increased $5 million due to the continued transition from physical to digital sales and the timing of collections. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $31 million, or 5%, for the fiscal year ended September 30, 2010.

2009 vs. 2008

Total revenues decreased by $308 million, or 9%, to $3.198 billion for the fiscal year ended September 30, 2009 from $3.506 billion for the fiscal year ended September 30, 2008. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues comprised 82% and 18% of total revenues for the fiscal years September 30, 2009 and 2008, respectively. U.S. and international revenues comprised 44% and 56% of total revenues for the fiscal year ended September 30, 2009, respectively, compared to 45% and 55% for the fiscal year ended September 30, 2008, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased $103 million, or 3%.

Total digital revenues after intersegment eliminations increased by $64 million, or 10%, to $703 million for the fiscal year ended September 30, 2009 from $639 million for the fiscal year ended September 30, 2008. Total digital revenue represented 22% and 18% of consolidated revenues for the fiscal years ended September 30, 2009 and 2008, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2009 were comprised of U.S. revenues of $457 million, or 64% of total digital revenues, and international revenues of $253 million, or 36% of total digital revenues. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2008 were comprised of U.S. revenues of $413 million, or 65% of total digital revenues, and international revenues of $226 million, or 35% of total digital revenues. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenues increased by $84 million, or 14%.

Recorded Music revenues decreased $263 million, or 9% to $2.642 billion for the fiscal year ended September 30, 2009, from $2.905 billion for the fiscal year ended September 30, 2008. This decrease was driven by the decrease in physical and other revenue of $313 million, which primarily reflected general economic pressures and the transition from physical sales to new forms of digital sales in the recorded music industry, which adversely impacted our physical revenues. In addition, revenues in the prior fiscal year included the release of the largest selling album of calendar 2007 in the U.S. according to SoundScan, “Noel”, which sold approximately 5.6 million units globally, primarily during the first quarter of fiscal 2008. Licensing revenues also decreased $7 million primarily as a result of general economic pressures, which led to reduced domestic advertising spending. The decrease in physical and licensing revenues was partially offset by an increase in concert promotion revenues related to our European concert promotion business and an increase in digital revenues of $57 million. Digital revenue increased as the transition from physical sales to new forms of digital sales in the recorded music industry continued, but the rate of growth during the fiscal year 2009 was negatively impacted by the timing and success of commercial product introductions by our digital partners and continued worldwide economic pressures. As digital revenues become a greater percentage of overall revenues, fluctuations in digital revenues between periods is becoming increasingly driven by the timing of releases. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $112 million, or 4%, for the fiscal year ended September 30, 2009.

Music Publishing revenues decreased by $46 million, or 7%, to $582 million for the fiscal year ended September 30, 2009 from $628 million for the fiscal year ended September 30, 2008. The decrease in Music Publishing revenues was due primarily to declines in mechanical revenues of $33 million and performance revenues of $17 million, which reflected the effects of the industry-wide decrease in physical sales. The decrease in mechanical revenues was partially offset by a $25 million benefit from an agreement reached by the U.S. recorded music and music publishing industries, which resulted in the payment of mechanical royalties accrued in prior years by record companies. In addition, the decrease in mechanical and performance revenues was partially offset by an increase in digital revenues of $14 million as the transition from physical sales to digital sales continues. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues increased $3 million, or 1%, for the fiscal year ended September 30, 2009.

Revenue by Geographical Location

2010 vs. 2009

U.S. revenues decreased by $159 million, or 11%, to $1.257 billion for the fiscal year ended September 30, 2010 from $1.416 billion for the fiscal year ended September 30, 2009. The overall decline in the U.S. Recorded Music business primarily reflected the on-going transition from physical sales to new forms of digital sales in the recorded music industry. The decline in the U.S. Publishing business was primarily due to declines in performance revenues and mechanical revenues. Performance revenue decreases were due primarily to the timing of cash collections and our decision not to renew certain low margin administrative deals. The decrease in mechanical revenues was due primarily to a $25 million benefit recorded in the 2009 fiscal year, as compared with a $5 million benefit recorded in the 2010 fiscal year, stemming from an agreement reached by the U.S. recorded music and music publishing industries, which resulted in the payment of mechanical royalties accrued in prior years by U.S. record companies. The decrease in mechanical revenues was partially offset by higher physical recorded music royalties earned primarily related to Michael Jackson, Susan Boyle and Michael Bublé.

International revenues decreased by $54 million, or 3%, to $1.754 billion for the fiscal year ended September 30, 2010 from $1.808 billion for the fiscal year ended September 30, 2009. An increase in digital revenue, primarily as a result of growth in digital downloads, was more than offset by the contracting demand for physical product and licensing revenues. The contracting demand for physical product reflected the ongoing impact from transitioning to digital from physical sales in the recorded music industry. Revenue growth in the U.K. and Italy was more than offset by weakness in Japan as well as other parts of Europe. Excluding the favorable impact of foreign currency exchange, international revenues decreased $120 million, or 6%.

2009 vs. 2008

U.S. revenues decreased by $189 million, or 12%, to $1.416 billion for the fiscal year ended September 30, 2009 from $1.605 billion for the fiscal year ended September 30, 2008 due to general economic pressures and the transition from physical sales to new forms of digital sales in the recorded music industry, which also adversely impacted our physical revenues. In addition, domestic revenues in the prior fiscal year included the release of the largest selling album of calendar 2007 in the U.S. according to SoundScan, “Noel”, which sold over 4 million units in the U.S., largely during the first quarter of fiscal year 2008. The decrease in physical and other revenues was partially offset by an increase in digital revenues which continued to increase as the transition from physical sales to new forms of digital sales in the recorded music industry continues, but the rate of growth in the current-fiscal year was negatively impacted by the timing and success of commercial product introductions by our digital partners and continued economic pressures. As digital revenues become a greater percentage of overall revenues, fluctuations in digital revenues between periods are becoming increasingly driven by the timing of our releases.

International revenues decreased by $120 million, or 6%, to $1.808 billion for the fiscal year ended September 30, 2009 from $1.928 billion for the fiscal year ended September 30, 2008. Excluding the unfavorable impact of foreign currency exchange, international revenues increased $85 million, or 5%. The increase was driven by an increase in digital revenues and an increase in revenues from our European concert promotion business. These increases were offset by a decrease in sales of physical product and the related mechanical revenues which were driven by general economic pressures and the ongoing transition from physical sales to new forms of digital sales in the recorded music industry.

See “Business Segment Results” presented hereinafter for a discussion of revenue by type for each business segment.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$943	$1,062	$1,181	$(119)	-11%	$(119)	-10%
Product costs	559	579	588	(20)	-3%	(9)	-2%
Licensing costs	70	78	77	(8)	-10%	1	1%

	For the Fiscal Years Ended September 30,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
Total cost of revenues	$1,572	$1,719	$1,846	$(147)	-9%	$(127)	-7%

2010 vs. 2009

Our cost of revenues decreased by $147 million, or 9%, to $1.572 billion for the fiscal year ended September 30, 2010 from $1.719 billion for the fiscal year ended September 30, 2009. Expressed as a percent of revenues, cost of revenues was 53% and 54% for the fiscal years ended September 30, 2010 and 2009, respectively.

Artist and repertoire costs as a percentage of revenues were 32% and 33% for the fiscal years ended September 30, 2010 and 2009, respectively. The decrease in artist and repertoire costs was driven by decreased revenues for the current fiscal year, a cost-recovery benefit related to the early termination of certain artist contracts and a benefit from increased recoupment on artists whose advances were previously written off, partially offset by severance charges taken in the current fiscal year primarily related to our Recorded Music operations.

Product costs as a percentage of revenues were 19% and 18% of revenues in the fiscal years ended September 30, 2010 and 2009, respectively. The increase as a percentage of revenues was driven primarily by production costs associated with our European concert promotion business, which is typically lower in margin than our traditional recorded music business. The decrease in product costs was primarily a result of the change in mix from the sale of physical products to new forms of digital music partially offset by increased production costs associated with our European concert promotion business.

Licensing costs decreased $8 million, or 10%, to $70 million for the fiscal year ended September 30, 2010 from $78 million for the fiscal year ended September 30, 2009. Expressed as a percentage of licensing revenues, licensing costs decreased from 35% for the fiscal year ended September 30, 2009 to 32% for the fiscal year ended September 30, 2010, primarily as a result of changes in revenue mix.

2009 vs. 2008

Our cost of revenues decreased by $127 million, or 7%, to $1.719 billion for the fiscal year ended September 30, 2009 from $1.846 billion for the fiscal year ended September 30, 2008. Expressed as a percent of revenues, cost of revenues was 54% and 53% for the fiscal years ended September 30, 2009 and 2008, respectively.

Artist and repertoire costs as a percentage of revenues were 33% and 34% for the fiscal years ended September 30, 2009 and 2008, respectively. The decrease in artist and repertoire costs was driven by decreased revenues for the 2009 fiscal year as compared with the 2008 fiscal year, resulting from general economic pressures and the transition from physical sales to new forms of digital sales in the recorded music industry.

Product costs decreased primarily as a result of the change in mix from the sale of physical products to new forms of digital music. Product costs as a percentage of revenues were 18% and 17% of revenues in the fiscal years ended September 30, 2009 and 2008, respectively. The increase as a percentage of revenues was driven primarily by international production costs associated with our European concert promotion business, which is typically lower in margin than our traditional recorded music business.

Licensing costs increased $1 million, or 1%, to $78 million for the fiscal year ended September 30, 2009 from $77 million for the fiscal year ended September 30, 2008. Expressed as a percentage of licensing revenues, licensing costs increased to 35% for the fiscal year ended September 30, 2009 from 33% for the fiscal year ended September 30, 2008, primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$583	$564	$598	$19	3%	$(34)	-6%
Selling and marketing expense	452	489	559	(37)	-8%	(70)	-13%
Distribution expense	68	66	77	2	3%	(11)	-14%

Total selling, general and administrative expense	$1,103	$1,119	$1,234	$(16)	-1%	$(115)	-9%

(1)	Includes depreciation expense of $39 million, $37 million and $46 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

2010 vs. 2009

Selling, general and administrative expense decreased by $16 million, or 1%, to $1.103 billion for the fiscal year ended September 30, 2010 from $1.119 billion for the fiscal year ended September 30, 2009. Expressed as a percent of revenues, selling, general and administrative expense increased to 37% for the fiscal year ended September 30, 2010 from 35% for the fiscal year ended September 30, 2009.

General and administrative expense increased by $19 million, or 3%, to $583 million for the fiscal year ended September 30, 2010 from $564 million for the fiscal year ended September 30, 2009. Expressed as a percentage of revenues, general and administrative expenses increased from 18% for the fiscal year ended September 30, 2009 to 20% for the fiscal year ended September 30, 2010, driven by severance charges of $47 million recorded during the current year primarily related to our Recorded Music operations as compared with $23 million taken during the prior fiscal year, partially offset by realization of cost savings from initiatives taken by management in prior periods.

Selling and marketing expense decreased primarily as a result of our effort to better align selling and marketing expenses with revenues earned partially offset by severance charges of $4 million taken during the current year primarily related to our Recorded Music operations. Expressed as a percentage of revenues, selling and marketing expense remained flat at 15% for the fiscal years ended September 30, 2010 and 2009.

Distribution expense remained flat as a percentage of revenues at 2% for the fiscal years ended September 30, 2010 and September 30, 2009.

2009 vs. 2008

Selling, general and administrative expense decreased by $115 million, or 9%, to $1.119 billion for the fiscal year ended September 30, 2009 from $1.234 billion for the fiscal year ended September 30, 2008. Expressed as a percent of revenues, selling, general and administrative expense remained flat at 35% for the fiscal years ended September 30, 2009 and 2008.

General and administrative expense decreased by $34 million, or 6%, to $564 million for the fiscal year ended September 30, 2009 from $598 million for the fiscal year ended September 30, 2008. The decrease in general and administrative expense was the result of the continued focus on company-wide cost-management efforts, lower compensation expense and lower depreciation expense, partially offset by $23 million of severance taken in the 2009 fiscal year primarily related to our Recorded Music operations.

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

Reconciliation of Consolidated Historical OIBDA to Operating Income from Continuing Operations and Net Loss Attributable to WMG Acquisition Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income from continuing operations, and further provides the components from operating income from continuing operations to net loss attributable to WMG Acquisition Corp. for purposes of the discussion that follows (in millions):

	For the Fiscal Years Ended September 30,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
OIBDA	$348	$397	$475	$(49)	-12%	$(78)	-16%
Depreciation expense	(39)	(37)	(46)	(2)	5%	9	-20%
Amortization expense	(219)	(225)	(222)	6	-3%	(3)	1%

Operating income from continuing operations	90	135	207	(45)	-33%	(72)	-35%
Interest expense, net	(165)	(172)	(159)	7	4%	(13)	-8%
Gain on sale of equity-method investment	—	36	—	(36)	—	36	—
Gain on foreign exchange transaction	—	9	—	(9)	—	9	—
Impairment of cost-method investments	(1)	(29)	—	28	97%	(29)	—
Impairment of equity-method investments	—	(11)	—	11	—	(11)	—
Other income (expense), net	1	1	(8)	—	—	9	—

(Loss) income from continuing operations before income taxes	(75)	(31)	40	(44)	—	(71)	—
Income tax expense	(41)	(50)	(49)	9	-18%	(1)	2%

Loss from continuing operations	(116)	(81)	(9)	(35)	-43%	(72)	—
Loss from discontinued operations, net of taxes	—	—	(21)	—	—	21	—

Net loss	(116)	(81)	(30)	(35)	-43%	(51)	—
Less: loss (income) attributable to noncontrolling interest	2	4	(5)	(2)	-50%	9	—

Net loss attributable to WMG Acquisition Corp.	$(114)	$(77)	$(35)	$(37)	-48%	$(42)	—

OIBDA

2010 vs. 2009

Our OIBDA decreased by $49 million to $348, or 12%, million for the fiscal year ended September 30, 2010 as compared to $397 million for the fiscal year ended September 30, 2009. Expressed as a percentage of revenues, total OIBDA margin remained flat at 12% for the fiscal years ended September 30, 2010 and 2009. Our OIBDA decrease was primarily driven by decreased revenues and increased severance charges of $31 million primarily related to our Recorded Music operations, partially offset by the realization of cost savings from management initiatives taken in prior periods and the decreases in artist and repertoire and selling and marketing expense noted above.

2009 vs. 2008

Our OIBDA decreased by $78 million to $397, or 16%, million for the fiscal year ended September 30, 2009 as compared to $475 million for the fiscal year ended September 30, 2008. Expressed as a percentage of revenues, total OIBDA margin was 12% and 14% for the fiscal years ended September 30, 2009 and 2008, respectively. The decrease in OIBDA margin was primarily the result of negative operating leverage from lower sales on a similar fixed-cost base and declines related to the recession in Japan, which is a higher-margin territory, partially offset by the effect of continued company-wide cost-management efforts.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

2010 vs. 2009

Depreciation expense increased by $2 million, or 5%, to $39 million for fiscal year ended September 30, 2010. The increase was primarily related to additional depreciation expense from recently acquired companies.

2009 vs. 2008

Depreciation expense decreased by $9 million, or 20%, to $37 million for fiscal year ended September 30, 2009. The decrease was primarily related to the effects of lower capital expenditures during the 2009 fiscal year end as well as lower expenses related to projects that have been fully depreciated.

Amortization expense

2010 vs. 2009

Amortization expense decreased by $6 million, or 3%, to $219 million for the fiscal year ended September 30, 2010. The decrease was due primarily to certain intangible assets being fully amortized during the current fiscal year.

2009 vs. 2008

Amortization expense increased by $3 million, or 1%, to $225 million for the fiscal year ended September 30, 2009. The increase was due primarily to amortization on newly acquired intangible assets.

Operating income from continuing operations

2010 vs. 2009

Our operating income from continuing operations decreased $45 million, or 33%, to $90 million for the fiscal year ended September 30, 2010 as compared to $135 million for the fiscal year ended September 30, 2009. Operating income from continuing operations margin decreased to 3% for the fiscal year ended September 30, 2010, from 4% for the fiscal year ended September 30, 2009. The decrease in operating income from continuing operations was primarily due to the decline in OIBDA and the increase in depreciation expense partially offset by the decrease in amortization expense noted above.

2009 vs. 2008

Our operating income from continuing operations decreased $72 million, or 35%, to $135 million for the fiscal year ended September 30, 2009 as compared to $207 million for the fiscal year ended September 30, 2008. Operating income margin decreased to 4% for the fiscal year ended September 30, 2009, from 6% for the fiscal year ended September 30, 2008. The decrease in operating income was primarily due to the decline in OIBDA and the increase in amortization expense partially offset by the decrease in depreciation expense noted above.

Interest expense, net

2010 vs. 2009

Our interest expense, net, decreased $7 million, or 4%, to $165 million for the fiscal year ended September 30, 2010 as compared to $172 million for the fiscal year ended September 30, 2009. The decrease was primarily driven by deferred financing fees of $18 million, written off during the 2009 fiscal year in connection with the repayment of our senior secured credit facility. The decrease was partially offset by the change in interest terms related to our refinancing in May 2009.

2009 vs. 2008

Our interest expense, net, increased $13 million, or 8%, to $172 million for the fiscal year ended September 30, 2009 as compared to $159 million for the fiscal year ended September 30, 2008. The increase was primarily driven by deferred financing fees of $18 million, written off during the 2009 fiscal year in connection with the repayment of our senior secured credit facility and the change in interest terms related to our refinancing in May of 2009.

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

Impairment of cost-method investments

2010 vs. 2009

During the fiscal year ended September 30, 2010, we recorded a $1 million charge to write off certain cost-method investments based on their current fair value. During the fiscal year ended September 30, 2009, we determined that our cost-method investments in digital venture capital companies, including imeem and lala, were impaired largely due to the current economic environment and changing business conditions from the time of the initial investment. As a result, we recorded one-time charges of $29 million, including $16 million to write off our investment in imeem and $11 million to write down our investment in lala.

2009 vs. 2008

During the fiscal year ended September 30, 2009, we determined that our cost-method investments in digital venture capital companies, including imeem and lala, were impaired largely due to the current economic environment and changing business conditions from the time of the initial investment. As a result, we recorded one-time charges of $29 million, including $16 million to write off our investment in imeem and $11 million to write down our investment in lala. There were no impairment charges recorded for the fiscal year ended September 30, 2008.

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

Other income (expense), net

2010 vs. 2009

Other expense, net for the fiscal year ended September 30, 2010 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with intercompany receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

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

Income tax expense

2010 vs. 2009

We provided income tax expense of $41 million and $50 million for the fiscal years ended September 30, 2010 and 2009, respectively. The decrease in income tax expense primarily relates to a decrease in pretax earnings in certain foreign jurisdictions.

2009 vs. 2008

We provided income tax expense of $50 million and $49 million for the fiscal years ended September 30, 2009 and 2008, respectively. The 2009 fiscal year expense reflected the reversal of $15 million of previously recognized tax benefits associated with the tax amortization of indefinite lived intangibles from the Acquisition, offset by a benefit of $14 million related to new digital transfer pricing agreements.

During the quarter ended March 31, 2009, we settled our federal income tax audit with the IRS for the fiscal years ended September 30, 2004 through September 30, 2006. The IRS commenced its audit of the fiscal years ended September 30, 2008 and September 30, 2007. Various tax years are currently under examination by state and local and foreign tax authorities.

Loss from continuing operations

2010 vs. 2009

Our loss from continuing operations increased by $35 million to $116 million for the fiscal year ended September 30, 2010 as compared to $81 million for the fiscal year ended September 30, 2009. The increase in loss from continuing operations was driven primarily by our decrease in OIBDA and the increase in depreciation expense partially offset by decreases in our amortization expense, interest expense and income tax expense during the fiscal year ended September 30, 2010. In addition, during the 2009 fiscal year we recorded gains on the sale of our remaining stake in Front Line Management, a foreign exchange transaction and the sale of a building, which were partially offset by impairments of equity and cost-method investments as discussed above.

2009 vs. 2008

Our loss from continuing operations increased by $72 million to $81 million for the fiscal year ended September 30, 2009 as compared to $9 million for the fiscal year ended September 30, 2008. The increase in loss from continuing operations was driven primarily by our decrease in OIBDA, the increase in amortization expense and the increase in interest expense, partially offset by decrease in depreciation expense. In addition, during the 2009 fiscal year we recorded gains on the sale of our remaining stake in Front Line Management, a foreign exchange transaction and the sale of a building, which were partially offset by impairments of equity and cost-method investments as discussed above.

Loss from discontinued operations, net of taxes

During the fiscal year ended September 30, 2008, we discontinued our Bulldog operations. In connection with shutting down Bulldog, we incurred a loss of $18 million representing an impairment of goodwill recorded at the time of the initial disposition and incurred $3 million in severance and other costs.

Net loss

2010 vs. 2009

Our net loss increased by $35 million to $116 million for the fiscal year ended September 30, 2010, as compared to $81 million for the fiscal year ended September 30, 2009. The increase in net loss was primarily the result of the factors noted above with respect to our loss from continuing operations.

2009 vs. 2008

Our net loss increased by $51 million to $81 million for the fiscal year ended September 30, 2009 as compared to $30 million for the fiscal year ended September 30, 2008. The increase in net loss was primarily the result of the factors noted above with respect to our loss from continuing operations and the discontinuing of our Bulldog operations.

Noncontrolling interest

2010 vs. 2009

Net loss attributable to noncontrolling interests for the fiscal years ended September 30, 2010 and 2009 was $2 million and $4 million, respectively.

2009 vs. 2008

Net loss attributable to noncontrolling interests for the fiscal year ended September 30, 2009 was $4 million compared to net income attributable to noncontrolling interests of $5 million for the fiscal year ended September 30, 2008.

Business Segment Results

Revenue, OIBDA and operating income (loss) from continuing operations by business segment are as follows (in millions):

	For the Fiscal Years Ended September 30,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
Recorded Music
Revenue	$2,455	$2,642	$2,905	$(187)	-7%	$(263)	-9%
OIBDA	279	332	411	(53)	-16%	(79)	-19%
Operating income from continuing operations	$102	$149	$228	$(47)	-32%	$(79)	-35%

Music Publishing
Revenue	$556	$582	$628	$(26)	-4%	$(46)	-7%
OIBDA	157	165	167	(8)	-5%	(2)	-1%
Operating income from continuing operations	$86	$97	$96	$(11)	-11%	$1	1%

Corporate Expenses and Eliminations
Revenue	$(27)	$(26)	$(27)	$(1)	-4%	$1	4%
OIBDA	(88)	(100)	(103)	12	12%	3	3%
Operating loss from continuing operations	$(98)	$(111)	$(117)	$13	-12%	$6	-5%

Total
Revenue	$2,984	$3,198	$3,506	$(214)	-7%	$(308)	-9%
OIBDA	348	397	475	(49)	-12%	(78)	-16%
Operating income from continuing operations	$90	$135	$207	$(45)	-33%	$(72)	-35%

Recorded Music

Revenues

2010 vs. 2009

Recorded Music revenues decreased by $187 million, or 7%, to $2.455 billion for the fiscal year ended September 30, 2010 from $2.642 billion for the fiscal year ended September 30, 2009. Prior to intersegment eliminations, Recorded Music revenues represented 82% of consolidated revenues for the fiscal years ended September 30, 2010 and 2009. U.S. Recorded Music revenues were $1.043 billion and $1.174 billion, or 42% and 44% of Recorded Music revenues for the fiscal years ended September 30, 2010 and 2009, respectively. International Recorded Music revenues were $1.412 billion and $1.468 billion, or 58% and 56% of Recorded Music revenues for the fiscal years ended September 30, 2010 and 2009, respectively.

The decrease in Recorded Music revenues primarily reflected the continued transition from physical sales to new forms of digital sales in the recorded music industry, which adversely impacted our physical revenues. This performance reflected the ongoing impact from transitioning to digital from physical sales and decreased licensing revenues partially offset by stronger international concert promotion results in the current fiscal year, most notably in Italy. Reduced consumer demand for physical products has resulted in a reduction in the amount of floor and shelf space dedicated to music by retailers. Retailers still account for the majority of sales of our physical product; however, as the number of physical music retailers has declined significantly, there is increased competition for available display space. This has led to a decrease in the amount and variety of physical product on display. In addition, increases in digital revenue have not yet fully offset the decline in physical revenue. We believe this is attributable to the ability of consumers in the digital space to purchase individual tracks from an album rather than purchase the entire album and the ongoing issue of piracy. Digital revenue increased $57 million, or 9%, for the fiscal year ended September 30, 2010, largely due to strong international download growth and moderate domestic download growth, offset by declines in mobile revenues primarily related to lower ringtone demand in the U.S. Digital revenue in the U.S. is increasingly correlated to our overall release schedule and the timing and success of new products and service introductions. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $248 million, or 9%, for the fiscal year ended September 30, 2010.

2009 vs. 2008

Recorded Music revenues decreased by $263 million, or 9%, to $2.642 billion for the fiscal year ended September 30, 2009 from $2.905 billion for the fiscal year ended September 30, 2008. Prior to intersegment eliminations, Recorded Music revenues represented 82% of consolidated revenues for the fiscal years ended September 30, 2009 and 2008. U.S. Recorded Music revenues were $1.174 billion and $1.375 billion, or 44% and 47% of Recorded Music revenues for the fiscal years ended September 30, 2009 and 2008, respectively. International Recorded Music revenues were $1.468 billion and $1.530 billion, or 56% and 53% of Recorded Music revenues for the fiscal years ended September 30, 2009 and 2008, respectively.

The decrease in Recorded Music revenues primarily reflected general economic pressures and the transition from physical sales to new forms of digital sales in the recorded music industry. This decrease was partially offset by an increase in concert promotion revenues related to our European concert promotion business, and an increase in digital revenues of $57 million. Digital revenue continued to increase as the transition from physical sales to new forms of digital sales in the recorded music industry continues, but the rate of growth in the current year quarter was negatively impacted by the timing and success of commercial product introductions by our digital partners and continued worldwide economic pressures. As digital revenues become a greater percentage of overall revenues, fluctuations in digital revenues between periods is becoming increasingly driven by the timing of releases. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $112 million, or 4%, for the fiscal year ended September 30, 2009.

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$637	$729	$809	$(92)	-13%	$(80)	-10%
Product costs	559	579	588	(20)	-3%	(9)	-2%
Licensing costs	70	78	77	(8)	-10%	1	1%

Total cost of revenues	$1,266	$1,386	$1,474	$(120)	-9%	$(88)	-6%

Cost of revenues

2010 vs. 2009

Recorded Music cost of revenues decreased by $120 million for the fiscal year ended September 30, 2010. Cost of revenues represented 52% of Recorded Music revenues for the fiscal years ended September 30, 2010 and 2009. The decrease in cost of revenues was driven primarily by the decrease in artist and repertoire costs, product costs and licensing costs. The decrease in artist and repertoire costs was driven by the decrease in revenue, a cost-recovery benefit related to the early termination of certain artist contracts and a benefit from increased recoupment on artists whose advances were previously written off. The decrease in product costs was driven by the decline of physical product revenue as a result of the change in revenue mix from the sale of physical products to new forms of digital music partially offset by production costs associated with our European concert promotion business. The decrease in licensing costs was driven by the decrease in licensing revenue.

2009 vs. 2008

Recorded Music cost of revenues decreased by $88 million for the fiscal year ended September 30, 2009. Cost of revenues represented 52% and 51% of Recorded Music revenues for the fiscal years ended September 30, 2009 and 2008, respectively. The decrease in cost of revenues was driven primarily by decreases in artist and repertoire costs and product costs. The decrease in artist and repertoire costs were driven by the decrease in revenue for the 2009 fiscal year as compared with the 2008 fiscal year resulting from general economic pressures and the transition from physical sales to new forms of digital sales in the recorded music industry. The decrease in product costs was driven by the decline of physical product revenue as a result of the change in revenue mix from the sale of physical products to new forms of digital music partially offset by production costs associated with our European concert promotion business.

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$423	$398	$431	$25	6%	$(33)	-8%
Selling and marketing expense	444	482	544	(38)	-8%	(62)	-11%
Distribution expense	68	66	76	2	3%	(10)	-13%

Total selling, general and administrative expense	$935	$946	$1,051	$(11)	-1%	$(105)	-10%

(1)	Includes depreciation expense of $25 million, $22 million and $28 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

Selling, general and administrative expense

2010 vs. 2009

Selling, general and administrative costs decreased by $11 million for the fiscal year ended September 30, 2010. The decrease in selling, general and administrative expense was driven primarily by the decrease in selling and marketing expense partially offset by the increase in general and administrative expense. The decrease in selling and marketing expense was driven by our continued efforts to better align spending on selling and marketing expense with revenues earned. The increase in general and administrative expense was driven by severance charges $46 million taken during the 2010 fiscal year as compared with $18 million in the 2009 fiscal year, partially offset by the realization of cost savings from management initiatives taken in prior periods. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expenses increased to 38% for fiscal year ended September 30, 2010 from 36% for the fiscal years ended September 30, 2009.

2009 vs. 2008

Selling, general and administrative costs decreased by $105 million for the fiscal year ended September 30, 2009. The decrease in selling, general and administrative expense was driven primarily by the decrease in selling and marketing expense, general and administrative expense and distribution expense. The decrease in selling, general and administrative expense was primarily driven by our efforts to better align selling and marketing expenses with revenues earned and the timing of our releases. The decrease in general and administrative expense was driven by the effect of continued focus on company-wide cost-management efforts and lower compensation expense, partially offset by $18 million of severance charges taken during the 2009 fiscal year. The decrease in distribution expense was commensurate with the reduction of physical product sales. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expenses remained flat at 36% for the fiscal years ended September 30, 2009 and 2008.

OIBDA and Operating income from continuing operations

Recorded Music operating income from continuing operations included the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
OIBDA	$279	$332	$411	$(53)	-16%	$(79)	-19%
Depreciation and amortization expense	(177)	(183)	(183)	6	-3%	—	—

Operating income from continuing operations	$102	$149	$228	$(47)	-32%	$(79)	-35%

2010 vs. 2009

Recorded Music OIBDA decreased by $53 million, or 16%, to $279 million for the fiscal year ended September 30, 2010 compared to $332 million for the fiscal year ended September 30, 2009. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin was 11% and 13% for the fiscal years ended September 30, 2010 and 2009, respectively. Our decreased OIBDA margin was primarily the result of increased severance charges and decreased revenues, partially offset by the realization of cost savings from management initiatives taken in prior periods and the decrease in artist and repertoire costs and product costs noted above.

Recorded Music operating income from continuing operations decreased by $47 million due to the decrease in OIBDA noted above partially offset by the decrease in depreciation and amortization expense. Recorded Music operating income margin decreased to 4% for the fiscal year ended September 30, 2010 from 6% for the fiscal year ended September 30, 2009.

2009 vs. 2008

Recorded Music OIBDA decreased by $79 million, or 19%, to $332 million for the fiscal year ended September 30, 2009 compared to $411 million for the fiscal year ended September 30, 2008. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin was 13% and 14% for the fiscal years ended September 30, 2009 and 2008, respectively. Our decreased OIBDA margin was primarily the result of negative operating leverage from lower sales on a similar fixed-cost base, declines related to the recession in Japan, which is a higher-margin territory, partially offset by the effect of continued company-wide cost-management efforts.

Recorded Music operating income from continuing operations decreased by $79 million due to the decrease in OIBDA noted above. Recorded Music operating income margin decreased to 6% for the fiscal year ended September 30, 2009 from 8% for the fiscal year ended September 30, 2008.

Music Publishing

Revenues

2010 vs. 2009

Music Publishing revenues decreased by $26 million, or 4%, to $556 million for the fiscal year ended September 30, 2010 from $582 million for the fiscal year ended September 30, 2009. Prior to intersegment eliminations, Music Publishing revenues represented 18% of consolidated revenues, for the fiscal years ended September 30, 2010 and 2009. U.S. Music Publishing revenues were $214 million and $242 million, or 38% and 42% of Music Publishing revenues for the fiscal years ended September 30, 2010 and 2009, respectively. International Music Publishing revenues were $342 million and $340 million, or 62% and 58% of Music Publishing revenues for the fiscal years ended September 30, 2010 and 2009, respectively.

The decrease in Music Publishing revenue was due primarily to declines in performance revenues and mechanical revenues, which more than offset the increases in synchronization and digital revenue. Performance revenue decreases were due primarily to the timing of cash collections and our decision not to renew certain low margin administrative deals. The decrease in mechanical revenues was due primarily to a $25 million benefit recorded in the 2009 fiscal year, as compared with a $5 million benefit recorded in the 2010 fiscal year, stemming from an agreement reached by the U.S. recorded music and music publishing industries, which resulted in the payment of mechanical royalties accrued in prior years by U.S. record companies. The decrease in mechanical revenues was partially offset by higher physical recorded music royalties earned primarily related to Michael Jackson, Susan Boyle and Michael Bublé. Synchronization revenue increases reflected an improvement in the advertising industry. Digital revenue increased $5 million due to the continued transition from physical to digital sales and the timing of collections. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $31 million, or 5%, for the fiscal year ended September 30, 2010.

2009 vs. 2008

Music Publishing revenues decreased by $46 million, or 7%, to $582 million for the fiscal year ended September 30, 2009 from $628 million for the fiscal year ended September 30, 2008. Prior to intersegment eliminations, Music Publishing revenues represented 18% of consolidated revenues for the fiscal years ended September 30, 2009 and 2008. U.S. Music Publishing revenues were $242 million and $230 million, or 42% and 37% of Music Publishing revenues for the fiscal years ended September 30, 2009 and 2008, respectively. International Music Publishing revenues were $340 million and $398 million, or 58% and 63% of Music Publishing revenues for the fiscal years ended September 30, 2009 and 2008, respectively.

The decrease in Music Publishing revenues was due primarily to declines in mechanical revenues of $33 million and performance revenues of $17 million, which reflected the effects of the industry-wide decrease in physical sales and general economic pressures. The decrease in mechanical revenues was partially offset by a $25 million benefit from an agreement reached by the U.S. recorded music and music publishing industries, which resulted in the payment of mechanical royalties accrued in prior years by U.S. record companies. In addition, the decrease in mechanical and performance revenues was partially offset by an increase in digital revenues of $14 million as the transition from physical sales to digital sales continues. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues increased $3 million, or 1%, for the fiscal year ended September 30, 2009.

Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$334	$359	$400	$(25)	-7%	$(41)	-10%

Total cost of revenues	$334	$359	$400	$(25)	-7%	$(41)	-10%

Cost of revenues

2010 vs. 2009

Music Publishing cost of revenues decreased by $25 million for the fiscal year ended September 30, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased from 62% for the fiscal year ended September 30, 2009 to 60% for the fiscal year ended September 30, 2010. The decrease was driven primarily by revenue mix, an adjustment in royalty reserves and our continued focus to direct current and future spending on publishing deals that maximize profitability.

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

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$67	$60	$63	$7	12%	$(3)	-5%
Selling and marketing expense	2	2	2	—	—	—	—

Total selling, general and administrative expense	$69	$62	$65	$7	11%	$(3)	-5%

(1)	Includes depreciation expense of $4 million for the fiscal years ended September 30, 2010, 2009 and 2008.

Selling, general and administrative expense

2010 vs. 2009

Music Publishing selling, general and administrative expense increased $7 million to $69 million for the fiscal year ended September 30, 2010 from $62 million for the fiscal year ended September 30, 2009 primarily as a result of increased professional fees and compensation expense. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense was 12% and 11% for the fiscal years ended September 30, 2010 and 2009, respectively.

2009 vs. 2008

Music Publishing selling, general and administrative expense decreased $3 million to $62 million for the fiscal year ended September 30, 2009 from $65 million for the fiscal year ended September 30, 2008. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense was 11% and 10% for the fiscal years ended September 30, 2009 and 2008, respectively.

OIBDA and Operating income from continuing operations

Music Publishing operating income from continuing operations includes the following amounts (in millions):

	For the Fiscal Years Ended September 30,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change
OIBDA	$157	$165	$167	$(8)	-5%	$(2)	-1%
Depreciation and amortization expense	(71)	(68)	(71)	(3)	4%	3	-4%

Operating income from continuing operations	$86	$97	$96	$(11)	-11%	$1	1%

2010 vs. 2009

Music Publishing OIBDA decreased $8 million to $157 million for the fiscal year ended September 30, 2010 from $165 million for the fiscal year ended September 30, 2009. The decrease in Music Publishing OIBDA was due primarily to a $2 million benefit recorded in the 2010 fiscal year, as compared with a $7 million benefit recorded in the 2009 fiscal year, stemming from an agreement reached by the U.S. recorded music and music publishing industries, which resulted in the payment of mechanical royalties accrued in prior years by U.S. record companies. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was flat at 28% for the fiscal years ended September 30, 2009 and 2008.

Music Publishing operating income from continuing operations decreased by $11 million for the fiscal year ended September 30, 2010 due to the increase in depreciation and amortization expense and the decrease in OIBDA as noted above. Music Publishing operating income margin decreased to 15% for the fiscal year ended September 30, 2010 from 17% for the fiscal year ended September 30, 2009.

2009 vs. 2008

Music Publishing OIBDA decreased $2 million to $165 million for the fiscal year ended September 30, 2009 as compared to $167 million for the fiscal year ended September 30, 2008. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 28% and 27% for the fiscal years ended September 30, 2009 and 2008, respectively. The increase in OIBDA margin was primarily related to a $7 million OIBDA benefit from the agreement reached by the U.S. recorded music and music publishing industries noted above, which resulted in the payment of mechanical royalties accrued in prior years by U.S. record companies, as well as a reduction in cost of revenues as noted above.

Music Publishing operating income increased by $1 million for the fiscal year ended September 30, 2009 due to the decrease in depreciation and amortization expense offset by a slight decrease in OIBDA noted above. Music Publishing operating income margin increased to 17% for the fiscal year ended September 30, 2009 from 15% for the fiscal year ended September 30, 2008.

Corporate Expenses and Eliminations

2010 vs. 2009

Our OIBDA loss from corporate expenses and eliminations decreased $12 million to $88 million for the fiscal year ended September 30, 2010, from $100 million for the fiscal year ended September 30, 2009. The decrease in OIBDA loss from corporate expenses and eliminations was primarily driven by our company-wide cost management efforts and lower professional fees.

Our operating loss from continuing operations from corporate expenses and eliminations decreased to $98 million for the fiscal year ended September 30, 2010, from $111 million for the fiscal year ended September 30, 2009. The decrease in operating loss from continuing operations was primarily driven by the decrease in corporate expenses noted above and amortization expense.

2009 vs. 2008

Our OIBDA loss from corporate expenses and eliminations decreased $3 million to $100 million for the fiscal year ended September 30, 2009, compared to $103 million for the fiscal year ended September 30, 2008. The decrease in OIBDA loss from corporate expenses and eliminations was primarily driven by our company-wide cost management efforts.

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

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2010

At September 30, 2010, we had $1.687 billion of debt, $263 million of cash and equivalents (net debt of $1.424 billion, defined as total debt less cash and equivalents and short-term investments) and $174 million of shareholder’s deficit. At September 30, 2009, we had $1.686 billion of debt, $196 million of cash and equivalents (net debt of $1.490 billion, defined as total debt less cash and equivalents and short-term investments) and $81 million of shareholder’s deficit. Net debt decreased $66 million as a result of (i) a $67 million increase in cash and equivalents as more fully described below, (ii) a $4 million impact in foreign exchange rates on our Sterling-denominated Senior Subordinated Notes, offset by (iii) a $5 million increase related to the accretion on our Senior Secured Notes.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the fiscal year ended September 30, 2010, 2009 and 2008 have been derived from our audited financial statements included elsewhere herein.

Cash Provided By (Used In):	For the Fiscal Year Ended September 30, 2010	For the Fiscal Year Ended September 30, 2009	For the Fiscal Year Ended September 30, 2008
	(in millions)
Operating activities	$162	$237	$296
Investing activities	(85)	82	(167)
Financing activities	(3)	(436)	(75)

Operating Activities

Cash provided by operations was $162 million for the fiscal year ended September 30, 2010 compared to $237 million for the fiscal year ended September 30, 2009. The $75 million decrease reflected the decrease in OIBDA, the increase in cash paid for severance and the expected increase in cash paid for interest of $48 million, partially offset by a decrease in cash paid for taxes.

The difference in cash paid for interest was as follows (in millions):

Summary of Cash Interest Payments
	Year Ended September 30, 2010	Year Ended September 30, 2009
9.5% Senior Secured Notes due 2016—Acquisition Corp.	$110	$—
Senior secured credit facility—Acquisition Corp.	—	62
7.375% U.S. dollar-denominated Notes due 2014—Acquisition Corp.	34	34
8.125% Sterling-denominated Notes due 2014—Acquisition Corp.	13	13

Total cash interest payments	$157	$109

In May 2009, we issued the Acquisition Corp. Senior Secured Notes, which have semi-annual interest payments, and we repaid in full the senior secured credit facility, which had quarterly interest payments. This compared with only three quarterly cash interest payments under our senior secured credit facility during fiscal 2009.

Investing Activities

Cash used in investing activities was $85 million for the fiscal year ended September 30, 2010 as compared to cash provided by investing activities of $82 million for the fiscal year ended September 30, 2009. Cash used in investing activities of $85 million for the fiscal year ended September 30, 2010 consisted of $51 million of capital expenditures primarily related to software infrastructure improvements, cash used of $36 million to acquire music publishing rights, cash used for acquisitions totaling $7 million, net of cash acquired, offset by $9 million of cash proceeds received in the connection with the sale of our equity investment in lala media, inc. Cash provided by investing activities of $82 million for the fiscal year ended September 30, 2009 consisted primarily of proceeds received from the sale of our remaining stake in Front Line Management to Ticketmaster for $123 million and proceeds from the sale of a building of $8 million offset by $27 million in capital expenditures, cash used for acquisitions totaling $16 million and $11 million of cash used to acquire music publishing rights.

Financing Activities

Cash used in financing activities was $3 million for the fiscal year ended September 30, 2010 compared to $436 million for the fiscal year ended September 30, 2009. Cash used in financing activities of $3 million for the fiscal year ended September 30, 2010 consisted of distributions to our noncontrolling interest holders. Cash used in financing activities of $436 million for the fiscal year ended September 30, 2009 consisted of the full repayment of the senior credit facility of $1.371 billion, our dividend payment of $90 million, quarterly repayments of debt of $8 million, $23 million of financing fees related to the Senior Secured Notes and distributions to our noncontrolling interest holders of $3 million, offset by $1.059 billion of net proceeds from the issuance of the Senior Secured Notes.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and any dividends or repurchases of our or Holdings’ outstanding notes or common stock in open market purchases, privately negotiated purchases or otherwise, Parent may elect to pay or make in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

As of September 30, 2010, our long-term debt consisted of $1.1 billion aggregate principal amount of Acquisition Corp. Senior Secured Notes less unamortized discount of $35 million and $622 million of Acquisition Corp. Senior Subordinated Notes.

Senior Secured Notes

As of September 30, 2010, we had $1.065 billion of debt represented by the Acquisition Corp. Senior Secured Notes. The Acquisition Corp. Senior Secured Notes were issued at 96.289% of their face value for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (OID) was $41 million. The OID is equal to the difference between the stated principal amount and the issue price. The OID will be amortized over the term of the Senior Secured Notes using the effective interest rate method and reported as non-cash interest expense. The Acquisition Corp. Senior Secured Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.50% per annum.

The Senior Secured Notes are senior secured obligations that rank senior in right of payment to our subordinated indebtedness, including its existing senior subordinated notes. The obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of our existing direct or indirect wholly owned U.S. subsidiaries and any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future. The Senior Secured Notes are not guaranteed by Holdings. All obligations under the Senior Secured Notes and the guarantees of those obligations are secured by first-priority liens, subject to permitted liens, in the assets of Holdings, Acquisition Corp., and the subsidiary guarantors that previously secured our senior secured credit facility, which consist of the shares of Acquisition Corp., our assets and the assets of the subsidiary guarantors, except for certain excluded assets.

At any time prior to June 15, 2012, we, at our option, may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 109.50% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest with the proceeds of an Equity Offering, as defined in the indenture, provided that after such redemption at least 50% of the originally issued Senior Secured Notes remain outstanding. Prior to June 15, 2013, we may redeem some or all of the Senior Secured Notes at a price equal to 100% of the principal amount plus a make whole premium, as defined in the indenture. The Senior Secured Notes are also redeemable in whole or in part, at our option, at any time on or after June 15, 2013 for the following redemption prices, plus accrued and unpaid interest:

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

Senior Subordinated Notes of Acquisition Corp.

Acquisition Corp. has outstanding two tranches of senior subordinated notes due in 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Acquisition Corp. Senior Subordinated Notes”). The Acquisition Corp. Senior Subordinated Notes mature on April 15, 2014 and bear interest payable semi-annually on April 15 and October 15 of each year at a fixed rate of 7.375% per annum on the $465 million dollar notes and 8.125% per annum on the £100 million Sterling-denominated notes.

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

Holdings Senior Discount Notes

Our immediate parent company, Holdings, issued debt in December of 2004. While Holdings is the issuer of such debt, it is a holding company that conducts substantially all of its business operations through us, its only asset and wholly owned subsidiary. As such, Holdings will be relying on us to make any payments of principal and interest as they become due.

As of September 30, 2010, Holdings had $258 million of debt represented by the Holdings Senior Discount Notes. The Holdings Senior Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments accrued. However, interest accrued on the Holdings Senior Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Senior Discount Notes equaled the principal amount at maturity of $258 million on December 15, 2009. Thereafter, cash interest on the Holdings Senior Discount Notes is payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.5% per annum with the initial cash interest payment paid on June 15, 2010. The Holdings Senior Discount Notes mature on December 15, 2014.

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

Covenant Compliance

The indentures governing the Holdings Senior Discount Notes, the Acquisition Corp. Senior Subordinated Notes and the Acquisition Corp. Senior Secured Notes contain certain financial covenants, which limit the ability of us and our restricted subsidiaries as defined in the indentures governing the notes to, among other things, incur additional indebtedness, issue certain preferred shares, pay dividends, make certain investments, sell certain assets, create liens on certain debt, and consolidate, merge, sell or otherwise dispose of all, or some of, our assets. In order for us and Holdings to incur additional debt or make certain restricted payments using certain exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Acquisition Corp. Senior Secured Notes and Holdings Senior Discount Notes, the Fixed Charge Coverage Ratio, as defined in such indentures, must exceed a 2.0 to 1.0 ratio. The Fixed Charge Coverage Ratio is the ratio of EBITDA to Fixed Charges, as defined in the indentures. EBITDA, as defined in the indentures, is adjusted to add back certain non-cash, non-recurring and other items that are included in the definitions of EBITDA and consolidated net income in the indentures. Fixed Charges are defined in such indentures as consolidated interest expense excluding certain non-cash interest expense.

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Acquisition Corp. Senior Secured Notes and Holdings Senior Discount Notes significantly restrict us, Holdings and our subsidiaries from paying dividends and otherwise transferring assets to Parent. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from

July 1, 2004 under the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Holdings Senior Discount Notes, and July 1, 2009 under the Acquisition Corp. Senior Secured Notes, plus in each case proceeds from equity offerings and capital contributions, among other items. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have a Fixed Charge Coverage Ratio of at least 2.0 to 1.0 after giving effect to any such payments. Notwithstanding such restrictions, the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Holdings Senior Discount Notes and the Acquisition Corp. Senior Secured Notes permit an aggregate of $45 million, $75 million and $50 million, respectively, of such payments to be made by Acquisition Corp. and Holdings pursuant to the indentures, whether or not there is availability under the formula or the conditions to its use are met. The indenture governing the Acquisition Corp. Senior Secured Notes also permits us to make restricted payments not to exceed $90 million in any fiscal year.

We and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Acquisition Corp. Senior Secured Notes and Holdings Senior Discount Notes.

Summary

Management believes that funds generated from our operations will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued industry-wide decline of CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our Holdings Senior Discount Notes, our Acquisition Corp. Senior Subordinated Notes or our Acquisition Corp. Senior Secured Notes and/or Parent’s common stock in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Holdings Senior Discount Notes, Acquisition Corp. Senior Subordinated Notes and/or our Acquisition Corp. Senior Secured Notes with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2010, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	Fiscal years				Total
Firm Commitments and Outstanding Debt	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in millions)
Senior Secured Notes	$—	$—	$—	$1,100	$1,100
Interest on Senior Secured Notes	105	209	209	105	628
Acquisition Corp. Senior Subordinated Notes	—	—	622	—	622
Interest on Acquisition Corp. Senior Subordinated Notes	47	94	47	—	188
Operating leases	33	48	21	18	120
Artist, songwriter and co-publisher commitments	54	107	107	—	268
Minimum funding commitments to investees and other obligations.	3	3	—	—	6

Total firm commitments and outstanding debt	$242	$461	$1,006	$1,223	$2,932

The following is a description of our firmly committed contractual obligations at September 30, 2010:

•

Outstanding debt obligations consist of the Senior Secures Noted and Senior Subordinated Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2010. Amounts do not include any fair value adjustments, bond premiums or discounts. See Note 11 to the audited financial statements for a description of our financing arrangements.

•

Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world. These obligations have been presented with the benefit of $3 million of sublease income expected to be received under non-cancelable agreements. The future minimum payments reflect the amounts owed under our lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Acquisition.

•

We enter into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $268 million across hundreds of artists, songwriters, publishers, songs and albums at September 30, 2010. Such commitments, which are unpaid advances across multiple albums and songs, are payable principally over a ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions from talent, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.

•	We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above.

MARKET RISK MANAGEMENT

We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have significant transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. For the fiscal year ended September 30, 2010, prior to intersegment eliminations, approximately $1.754 billion, or 58%, of our revenues were generated outside of the U.S. The top five revenue-producing international countries are the U.K., Germany, Japan, France and Italy, which use the British pound sterling, Japanese yen and euro as currencies, respectively. See Note 18 to our audited financial statements included elsewhere herein for information on our operations in different geographical areas.

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

The Company also is exposed to foreign currency exchange rate risk with respect to its £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of September 30, 2010, these sterling notes had a carrying value of $157 million. Based on the principal amount of Sterling-denominated notes outstanding as of September 30, 2010 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of September 30, 2010.

Interest Rate Risk

We have $1.687 billion debt outstanding at September 30, 2010. Based on the level of interest rates prevailing at September 30, 2010, the fair value of this fixed-rate debt was approximately $1.760 billion. Further, based on the amount of our fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $16 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions.

CRITICAL ACCOUNTING POLICIES

The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in our application. We believe the following list represents critical accounting policies as contemplated by FRR 60. For a summary of all of our significant accounting policies, see Note 3 to our audited consolidated financial statements included elsewhere herein.

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

As of September 30, 2010, we had recorded goodwill in the amount of $1.057 billion, primarily related to the Acquisition (as defined). We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year. The performance of our fiscal 2010 impairment analyses did not result in any impairments of the Company’s goodwill and other indefinite-lived intangible assets. The discount rates utilized in the fiscal 2010 analysis ranged from 9% to 10% while the terminal growth rates used in the DCF analysis ranged from 2% to 5%. To illustrate the magnitude of a potential impairment relative to future changes in estimated fair values, had the fair values of each of the reporting units been hypothetically lower by 40% at September 30, 2010, no reporting unit’s book value would have exceeded its fair value. The percentage by which the fair value of each reporting unit exceeded the respective carrying value was as follows:

Reporting Unit	Percentage by which Fair Value Exceeded Carrying Value
U.S. Recorded Music	Greater than 50%
International Recorded Music	Greater than 200%
Publishing	Greater than 50%

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

See Note 8 to our audited consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended September 30, 2010 for a further discussion of our goodwill and other intangible assets.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $111 million and $135 million were established at September 30, 2010 and September 30, 2009, respectively. The ratio of our receivable allowances to gross accounts receivables was approximately 20% at both September 30, 2010 and September 30, 2009.

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

We had $332 million and $380 million of advances in our balance sheet at September 30, 2010 and September 30, 2009, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.

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

As discussed in Note 17 to our audited financial statements for the fiscal year ended September 30, 2010, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2010, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2009.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. During the fiscal year ended September 30, 2010, the Company entered into foreign exchange hedge contracts and, as of September 30, 2010, the Company has outstanding hedge contracts for the sale of $180 million and the purchase of $73 million of foreign currencies at fixed rates. Subsequent to September 30, 2010, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at September 30, 2010, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $11 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of September 30, 2010, these sterling notes had a fair value and carrying value of approximately $157 million. Based on the principal amount of Sterling-denominated notes outstanding as of September 30, 2010 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of September 30, 2010.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2010. The Company’s independent auditors have issued their report on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholder of WMG Acquisition Corp.

We have audited WMG Acquisition Corp.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WMG Acquisition Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on WMG Acquisition Corp.’s internal control over financial reporting based on our audit.

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

In our opinion, WMG Acquisition Corp. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WMG Acquisition Corp. as of September 30, 2010 and 2009, and the related consolidated statements of operations, deficit, and cash flows for each of the three years in the period ended September 30, 2010 of WMG Acquisition Corp. and our report dated November 17, 2010 expressed an unqualified opinion thereon.

New York, NY

November 17, 2010

/s/ Ernst & Young LLP

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholder of WMG Acquisition Corp.

We have audited the accompanying consolidated balance sheets of WMG Acquisition Corp. as of September 30, 2010 and 2009, and the related consolidated statements of operations, deficit, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of WMG Acquisition Corp.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMG Acquisition Corp. at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WMG Acquisition Corp.'s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2010 expressed an unqualified opinion thereon.

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

New York, NY

November 17, 2010

/s/ Ernst & Young LLP

WMG Acquisition Corp.

Consolidated Balance Sheets

	September 30, 2010	September 30, 2009
	(in millions)
Assets
Current assets:
Cash and equivalents	$263	$196
Accounts receivable, less allowances of $111 and $135 million	434	550
Inventories	37	46
Royalty advances expected to be recouped within one year	143	171
Deferred tax assets	30	29
Other current assets	46	48

Total current assets	953	1,040
Royalty advances expected to be recouped after one year	189	209
Investments	9	18
Property, plant and equipment, net	121	100
Goodwill	1,057	1,027
Intangible assets subject to amortization, net	1,119	1,317
Intangible assets not subject to amortization	100	100
Other assets	56	64

Total assets	$3,604	$3,875

Liabilities and Deficit
Current liabilities:
Accounts payable	$206	$212
Accrued royalties	1,034	1,185
Accrued liabilities	314	282
Accrued interest	52	57
Deferred revenue	100	120
Other current liabilities	8	14

Total current liabilities	1,714	1,870
Long-term debt	1,687	1,686
Deferred tax liabilities	169	164
Other noncurrent liabilities	154	177

Total liabilities	3,724	3,897

Commitments and Contingencies (see Note 16)
Deficit:
Additional paid-in capital	142	132
Accumulated deficit	(369)	(255)
Accumulated other comprehensive income, net	53	42

Total WMG Acquisition Corp. deficit	(174)	(81)
Noncontrolling interest	54	59

Total deficit	(120)	(22)

Total liabilities and deficit	$3,604	$3,875

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations

	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008
	(in millions)
Revenues	$2,984	$3,198	$3,506
Costs and expenses:
Cost of revenues	(1,572)	(1,719)	(1,846)
Selling, general and administrative expenses (a)	(1,103)	(1,119)	(1,234)
Other income, net	—	—	3
Amortization of intangible assets	(219)	(225)	(222)
Restructuring costs	—	—	—

Total costs and expenses	(2,894)	(3,063)	(3,299)

Operating income from continuing operations	90	135	207
Interest expense, net	(165)	(172)	(159)
Gain on sale of equity-method investment	—	36	—
Gain on foreign exchange transaction	—	9	—
Impairment of cost-method investments	(1)	(29)	—
Impairment of equity-method investments	—	(11)	—
Other income (expense), net	1	1	(8)

(Loss) income from continuing operations before income taxes	(75)	(31)	40
Income tax expense	(41)	(50)	(49)

Loss from continuing operations	(116)	(81)	(9)
Loss from discontinued operations (see Note 4)	—	—	(21)

Net loss	$(116)	$(81)	$(30)
Less: loss (income) attributable to noncontrolling interest	2	4	(5)

Net loss attributable to WMG Acquisition Corp.	$(114)	$(77)	$(35)

(a) Includes depreciation expense of:	$(39)	$(37)	$(46)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008
	(in millions)
Cash flows from operating activities
Net loss	$(116)	$(81)	$(30)
Loss from discontinued operations	—	—	21

Loss from continuing operations	(116)	(81)	(9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equity investment	—	(36)	—
Gain on foreign exchange transaction	—	(9)	—
Gain on sale of building	—	(3)	—
Impairment of equity investment	—	11	—
Impairment of cost-method investments	1	29	—
Depreciation and amortization	258	262	268
Deferred taxes	—	—	(3)
Non-cash interest expense	15	39	25
Non-cash, stock-based compensation expense	10	11	11
Other non-cash adjustments	—	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	118	(8)	28
Inventories	8	10	2
Royalty advances	16	(20)	(6)
Accounts payable and accrued liabilities	(147)	15	(13)
Accrued interest	(5)	25	(3)
Other balance sheet changes	4	(8)	(1)

Net cash provided by operating activities	162	237	296

Cash flows from investing activities
Capital expenditures	(51)	(27)	(32)
Acquisition of publishing rights	(36)	(11)	(25)
Investments and acquisitions of businesses, net of cash acquired	(7)	(16)	(132)
Proceeds from the sale of investments	9	125	25
Repayments of loans by (loans to) third parties	—	3	(3)
Proceeds from the sale of building	—	8	—

Net cash (used in) provided by investing activities	(85)	82	(167)

Cash flows from financing activities
Debt repayments	—	(1,379)	(17)
Proceeds from issuance of Senior Discount Notes	—	1,059	—
Deferred financing costs paid	—	(23)	—
Returns of capital and dividends paid	—	(90)	(58)
Distributions to noncontrolling interest holders	(3)	(3)	—

Net cash used in financing activities	(3)	(436)	(75)

Effect of foreign currency exchange rate changes on cash	(7)	—	—

Net increase (decrease) in cash and equivalents	67	(117)	54
Cash and equivalents at beginning of period	196	313	259

Cash and equivalents at end of period	$263	$196	$313

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Deficit

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total WMG Acquisition Corp. Shareholder’s Deficit	Noncontolling Interest	Total Equity (Deficit)
Balance at September 30, 2007	$268	$(146)	$(1)	$121	$12	$133
Comprehensive loss:
Net loss	—	(35)	—	(35)	5	(30)
Foreign currency translation adjustment	—	—	17	17	—	17
Minimum pension liability	—	—	(3)	(3)	—	(3)
Deferred losses on derivative financial instruments	—	—	(3)	(3)	—	(3)

Total comprehensive loss				(24)	5	(19)
Noncontrolling interest	—	—	—	—	51	51
Dividends paid to Holdings	(68)	—	—	(68)	—	(68)
Stock based compensation	11	—	—	11	—	11
Exercises of stock options	—	—	—	—	—	—
Impact of change in accounting	—	3	—	3	—	3

Balance at September 30, 2008	$211	$(178)	$10	$43	$68	$111
Comprehensive loss:
Net loss	—	(77)	—	(77)	(4)	(81)
Foreign currency translation adjustment	—	—	20	20	—	20
Minimum pension liability	—	—	1	1	—	1
Deferred gains on derivative financial instruments	—	—	11	11	—	11

Total comprehensive loss				(45)	(4)	(49)
Noncontrolling interest	—	—	—	—	(5)	(5)
Dividends paid to Holdings	(90)	—	—	(90)	—	(90)
Stock based compensation	11	—	—	11	—	11
Exercises of stock options	—	—	—	—	—	—

Balance at September 30, 2009	$132	$(255)	$42	$(81)	$59	$(22)
Comprehensive loss:
Net loss	—	(114)	—	(114)	(2)	(116)
Foreign currency translation adjustment	—	—	18	18	—	18
Minimum pension liability	—	—	(5)	(5)	—	(5)
Deferred losses on derivative financial instruments	—	—	(2)	(2)	—	(2)

Total comprehensive loss				(103)	(2)	(105)
Noncontrolling interest	—	—	—	—	(3)	(3)
Stock based compensation	10	—	—	10	—	10
Exercises of stock options	—	—	—	—	—	—

Balance at September 30, 2010	$142	$(369)	$53	$(174)	$54	$(120)

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

Outside the U.S., Recorded Music activities are conducted in more than 50 countries primarily through Warner Music International (“WMI”) and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as the Company’s U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom the Company’s U.S. record labels have international rights. In certain smaller markets, WMI licenses to unaffiliated third-party record labels the right to distribute its records. The Company’s international artist services operations also include a network of concert promoters through which WMI provides resources to coordinate tours for the Company’s artists and other artists.

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

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In 2007, the Company entered the production music library business with the acquisition of Non-Stop Music. The Company subsequently continued to expand its production music operations in 2010 with the acquisitions of Groove Addicts Production Music Library and Carlin Recorded Music Library in 2010. These acquisitions doubled the size of the Company’s production music library, which now consists of more than 16 catalogs containing about 74,000 cues/songs.

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in September. Fiscal 2010 ended on September 24, 2010, fiscal 2009 ended on September 25, 2009 and fiscal 2008 ended on September 26, 2008. For convenience purposes, the Company continues to date its financial statements as of September 30.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has deemed that no additional disclosures are necessary.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

Foreign Currency Translation

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statements of deficit as a component of accumulated other comprehensive income (loss).

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

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to long-term, fixed-rate debt (see Note 20) and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

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

Music Publishing

Music Publishing revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions, and the sale of published sheet music and songbooks. The receipt of royalties principally relates to amounts earned from the public performance of copyrighted material, the mechanical reproduction of copyrighted material on recorded media including digital formats, and the use of copyrighted material in synchronization with visual images. Consistent with industry practice, music publishing royalties, except for synchronization royalties, generally are recognized as revenue when cash is received. Synchronization revenue is recognized as revenue on an accrual basis when all revenue recognition criteria are met in accordance with ASC 605.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Gross Versus Net Revenue Classification

In the normal course of business, the Company acts as an intermediary or agent with respect to certain payments received from third parties. For example, the Company distributes music product on behalf of third-party record labels. As required by FASB ASC Subtopic 605-45, Principal Agent Considerations, such transactions are recorded on a “gross” or “net” basis depending on whether the Company is acting as the “principal” in the transaction or acting as an “agent” in the transaction. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership and, accordingly, revenues are recorded on a gross basis. For those transactions in which the Company does not have substantial risks and rewards of ownership, the Company is considered an agent and, accordingly, revenues are recorded on a net basis.

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

Royalty Advances and Royalty Costs

The Company regularly commits to and pay royalty advances to its recording artists and songwriters in respect of future sales. The Company accounts for these advances under the related guidance in FASB ASC Topic 928, Entertainment—Music (“ASC 928”). Under ASC 928, the Company capitalizes as assets certain advances that it believes are recoverable from future royalties to be earned by the recording artist or songwriter. Advances vary in both amount and expected life based on the underlying recording artist or songwriter. Advances to recording artists or songwriters with a history of successful commercial acceptability will typically be larger than advances to a newer or unproven recording artist or songwriter. In addition, in most cases these advances represent a multi-album release or multi-song obligation and the number of albums releases and songs will vary by recording artist or songwriter.

The Company’s decision to capitalize an advance to a recording artist or songwriter as an asset requires significant judgment as to the recoverability of the advance. The recoverability is assessed upon initial commitment of the advance based upon the Company’s forecast of anticipated revenue from the sale of future and existing albums or songs. In determining whether the advance is recoverable, the Company evaluates the current and past popularity of the recording artist or songwriter, the sales history of the recording artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, the Company expenses the portion of any advance that it believes is not recoverable. In most cases, advances to recording artists or songwriters without a history of success and evidence of current or past popularity will be expensed immediately. Advances are individually assessed for recoverability continuously and at minimum on a quarterly basis. As part of the ongoing assessment of recoverability, the Company monitors the projection of future sales based on the current environment, the recording artist’s or songwriter’s ability to meet their contractual obligations as well as its intent to support future album releases or songs from the recording artist or songwriter. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made.

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

Advertising

As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”) advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $106 million, $120 million and $144 million for the fiscal years ended September 30, 2010, 2009, and 2008, respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material as of current or prior fiscal years.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Concentration of Credit Risk

The Company has ten significant recorded music customers that individually represent less than 10% of the Company’s consolidated gross accounts receivable, and approximately 20% in the aggregate. Based on a history of cash collection, the Company does not believe there is any significant collection risk from such customers.

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

Investments

FASB ASC Topic 810, Consolidation (“ASC 810”), requires the Company to first evaluate its investments to determine if any qualify as a variable interest entity (“VIE”). An entity is a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The Company consolidates VIEs for which it is the primary beneficiary.

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

Internal-Use Software Development Costs

As required by FASB ASC Subtopic 350-40, Internal-Use Software (“ASC Topic 350-40”), the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are depreciated over the estimated useful life of the underlying project on a straight-line basis, generally not exceeding five years.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Accounting for Goodwill and Other Intangible Assets

In accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”), the Company accounts for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Pursuant to this guidance, the Company does not amortize the goodwill balance and instead, performs an annual impairment review to assess the fair value of goodwill over its carrying value. Identifiable intangible assets with finite lives are amortized over their useful lives.

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

The Company estimates the fair value of its grants made using the binomial method, which includes assumptions related to volatility, dividend yield and risk-free interest rate. The Company also awards or sells restricted shares to its employees. For restricted shares awarded or sold below market value, the accounting charge is measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Income Taxes

Income taxes are provided using the asset and liability method presented by FASB ASC Topic 740, Income Taxes (“ASC Topic 740”). Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current fiscal year and include the results of any differences between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statements and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of deficit, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under ASC 815, which include interest-rate swap and foreign exchange contracts. The following summary sets forth the components of other comprehensive income (loss), net of related taxes, that have been accumulated in deficit since September 30, 2007:

	Foreign Currency Translation Gain (Losses)	Minimum Pension Liability Adjustment	Derivative Financial Instruments Gain (Losses)	Accumulated Other Comprehensive Income (Losses)
	(in millions)
Balance at September 30, 2007	$3	$4	$(8)	$(1)
Activity through September 30, 2008	17	(3)	(3)	11

Balance at September 30, 2008	$20	$1	$(11)	$10
Activity through September 30, 2009	20	1	11	32

Balance at September 30, 2009	$40	$2	$—	$42

Activity through September 30, 2010	18	(5)	(2)	11

Balance at September 30, 2010	$58	$(3)	$(2)	$53

New Accounting Pronouncements

In December 2007, the FASB revised the authoritative guidance for accounting and reporting for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. The new guidance requires the recognition of a noncontrolling interest as a component of equity in the consolidated financial statements as opposed to as a liability or mezzanine equity. The new guidance also changes the computation of net income of a consolidated group such that earnings attributed to the noncontrolling interest will no longer be deducted in determining net income. Instead, it must be separately presented on the face of the consolidated income statement. The carrying amount of the noncontrolling interest is adjusted to reflect the change in ownership interest, and any difference between the amount by which the noncontrolling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest (i.e., as additional paid in capital). Any transaction that results in the loss of control of a subsidiary is considered a remeasurement event with any retained interest remeasured at fair value. The gain or loss recognized in income includes both the realized gain or loss related to the portion of the ownership interest sold and the gain or loss on the remeasurement to fair value of the retained interest. This guidance became effective for fiscal years beginning after December 15, 2008 and thus, the Company adopted the provisions of this guidance effective October 1, 2009. This guidance changes the Company’s accounting treatment of business combinations and dispositions with noncontrolling interests on a prospective basis, except for the presentation and disclosure requirements, which were applied on a retrospective basis. As of September 30, 2010 and 2009, noncontrolling interests of $54 million and $59 million have been classified as a component of deficit in the consolidated balance sheet. Losses attributable to noncontrolling interests of $2 million and $4 million are included in net loss for the fiscal years ended September 30, 2010 and 2009, respectively. Income attributable to noncontrolling interests of $5 is included in net loss for the fiscal year ended September 30, 2008.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which amends the consolidation guidance for variable interest entities. The amendments include: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a variable-interest entity. FAS 167 is effective for the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The company will adopt the new guidance beginning in the first quarter of fiscal year 2011. The company has completed its assessment and concluded that the adoption of the new standard will not have a material impact on its financial statements.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

4. Acquisitions and Dispositions

Discontinued Operations

During the fiscal year ended September 30, 2008, the Company shut down the operations of Bulldog Entertainment (“Bulldog”), an entertainment services company, which was recorded in its Recorded Music operations. As a result of this triggering event, the Company performed an impairment test and determined that an $18 million impairment charge was necessary to adjust the assets to fair market value, based on the discounted value of future cash flows. The Company shut down this operation in January 2008 and recorded an additional $3 million in shut down costs during the three months ended March 31, 2008. Bulldog’s results are reported as a discontinued operation in the consolidated statement of operations.

Discontinued operations consist of the following:

Fiscal Year Ended September 30, 2008
(in millions)
Revenues	$—
Costs and expenses:
Cost of revenues	—
Selling, general and administrative expenses	(21)

Total costs and expenses	(21)

Loss before income taxes	(21)

Income tax expense	—

Loss from discontinued operations	$(21)

5. Investments

The Company’s investments consist of:

	September 30, 2010	September 30, 2009
	(in millions)
Cost-method investments	$3	$13
Equity-method investments	6	5

	$9	$18

During the fiscal year ended September 30, 2010, the Company sold its equity interest in lala media, inc. and terminated a memorandum of terms related to the formation of an international joint venture. The Company received cash consideration of approximately $9 million, which resulted in an immaterial gain.

6. Inventories

Inventories consist of the following:

	September 30, 2010	September 30, 2009
	(in millions)
Compact discs and other music-related products	$36	$45
Published sheet music and song books	1	1

	$37	$46

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2010	September 30, 2009
	(in millions)
Land	$11	$11
Buildings and improvements	116	115
Furniture and fixtures	24	26
Computer hardware and software	186	172
Construction in progress	35	9
Machinery and equipment	2	7

	374	340
Less accumulated depreciation	(253)	(240)

	$121	$100

8. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the years ended September 30, 2010 and September 30, 2009:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2008	$494	$591	$1,085
Acquisitions	10	—	10
Dispositions	—	—	—
Other adjustments	(68)	—	(68)

Balance at September 30, 2009	436	591	1,027
Acquisitions	29	3	32
Dispositions	—	—	—
Other adjustments	(2)	—	(2)

Balance at September 30, 2010	$463	$594	$1,057

The acquisition of goodwill in 2010 primarily include the following: (a) $21 million related to the consideration for the remaining 26.5% acquisition of Roadrunner Music Group, (b) $7 million related to the acquisition of a touring company and (c) $3 million related to the deferred tax liability established in relation to the acquisition of a production music company. The other adjustments to goodwill in 2010 represent foreign currency translation adjustments.

The acquisition of goodwill in 2009 primarily relates to purchase accounting adjustments recorded during the fiscal year ended September 30, 2009. The other adjustments to goodwill in 2009 represent foreign currency translation adjustments and adjustments to the tax basis of acquired assets and liabilities, which were recorded as a decrease to deferred taxes.

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The results of the tests were that no impairment occurred.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Other Intangible Assets

Other intangible assets consist of the following:

	September 30, 2009	Acquisitions (a)	Other (b)	September 30, 2010
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog	$1,379	$—	$(3)	$1,376
Music publishing copyrights	952	46	(22)	976
Artist contracts	80	—	(1)	79
Trademarks	31	—	—	31
Other intangible assets	8	1	—	9

	2,450	47	(26)	2,471
Accumulated amortization	(1,133)			(1,352)

Total net intangible assets subject to amortization	1,317			1,119
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,417			$1,219

(a)	The acquisition of music publishing copyrights in 2010 primarily includes Groove Addicts Production Music Library and Carlin Recorded Music Library.
(b)	Other represents foreign currency translation adjustments.

Amortization

Based on the amount of intangible assets subject to amortization at September 30, 2010, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ended September 30,
(in millions)
2011	$210
2012	209
2013	208
2014	158
2015	76
Thereafter	258

$1,119

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

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

9. Restructuring Costs

Acquisition-Related Restructuring Costs

In connection with the Acquisition, the Company reviewed its operations and implemented several plans to restructure its operations. As part of these restructuring plans, the Company recorded a restructuring liability during 2004, which included costs to exit and consolidate certain activities of the Company, costs to exit certain leased facilities and operations such as international distribution operations, costs to terminate employees and costs to terminate certain artist, songwriter, co-publisher and other contracts. Such liabilities were recognized as part of the cost of the Acquisition. As of September 30, 2010, the Company had approximately $19 million of liabilities outstanding primarily related to unfavorable long-term lease obligations for vacated facilities, which are expected to be settled by 2019 and $50 million of liabilities outstanding primarily related to unfavorable revaluations of artist and other contracts

10. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following:

	September 30, 2010	September 30, 2009
	(in millions)
Deferred income	$4	$3
Accrued compensation and benefits	39	33
Acquisition and merger-related restructuring liabilities	1	8
Unfavorable and other contractual obligations	80	98
Other	30	35

	$154	$177

11. Debt

Debt Capitalization

Long-term debt consisted of the following:

	September 30, 2010	September 30, 2009
	(in millions)
9.5% Senior Secured Notes due 2016 (a)	$1,065	$1,060
7.375% U.S. dollar-denominated Notes due 2014	465	465
8.125% Sterling-denominated Notes due 2014(b)	157	161

Total long term debt	$1,687	$1,686

(a)	9.5% Senior Secured Notes due 2016; face amount of $1.1 billion less unamortized discount of $35 million and $40 million, respectively.
(b)	Decrease represents the impact of foreign currency exchange rates on the carrying value of the Sterling-denominated notes.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Senior Secured Notes due 2016

As of September 30, 2010, Acquisition Corp. had $1.065 billion of debt represented by the Acquisition Corp. Senior Secured Notes. The Senior Secured Notes were issued at 96.289% of their face value, for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (“OID”) was $41 million. The OID is equal to the difference between the stated principal amount and the issue price. The OID will be amortized over the term of the notes using the effective interest rate method and reported as non-cash interest expense. The Acquisition Corp. Senior Secured Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.50% per annum.

The Senior Secured Notes are senior secured obligations of Acquisition Corp. that rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness, including its senior subordinated notes. The obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly owned domestic subsidiaries and any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future. The Senior Secured Notes are not guaranteed by Holdings. All obligations under the Senior Secured Notes and the guarantees of those obligations are secured by first-priority liens, subject to permitted liens, in the assets of Holdings, Acquisition Corp., and the guarantors, which consist of the shares of Acquisition Corp., Acquisition Corp.’s assets and the assets of the guarantors, except for certain excluded assets.

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

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Senior Subordinated Notes due 2014

Acquisition Corp. has outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Acquisition Corp. Senior Subordinated Notes”). The Acquisition Corp. Senior Subordinated Notes mature on April 15, 2014 and bear interest payable semi-annually on April 15 and October 15 of each year at a fixed rate of 7.375% per annum on the $465 million dollar notes and 8.125% per annum on the £100 million Sterling-denominated notes.

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

Holdings Senior Discount Notes

The Company’s immediate parent company, Holdings, issued debt in December 2004. While Holdings is the issuer of such debt, it is a holding company that conducts substantially all of its business operations through the Company, its only asset and wholly owned subsidiary. As such, Holdings will be relying on the Company to make any payments of principal and interest as they become due.

Interest Expense

Total interest expense was $170 million, $177 million, and $159 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. The weighted-average interest rate of the Company’s total debt was 8.80% for both September 30, 2010 and 2009.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

12. Income Taxes

For the fiscal years ended September 30, 2010, 2009, and 2008, the domestic and foreign pretax (loss) income from continuing operations is as follows:

	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008
	(in millions)
Domestic	$(80)	$(109)	$(39)
Foreign	5	78	79

Total	$(75)	$(31)	$40

Current and deferred income taxes (tax benefits) provided are as follows:

	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008
	(in millions)
Federal:
Current	$1	$5	$3
Deferred (a)	4	13	(2)
Foreign (b):
Current (c)	31	42	46
Deferred (a)	—	(13)	(1)
U.S. State:
Current	5	3	3
Deferred	—	—	—

Total	$41	$50	$49

(a)	The fiscal year ended September 30, 2009 amounts reflect the reversal of $15 million of previously recognized tax benefits associated with the tax amortization of indefinite lived intangibles from the Acquisition.
(b)	The total foreign tax provision for the fiscal year ended September 30, 2009 reflects a $14 million benefit from the implementation of new digital transfer pricing agreements.
(c)	Includes cash withholding taxes of $12 million, $13 million and $15 million for the fiscal years ended September 30, 2010, 2009, and 2008, respectively.

The differences between the U.S. federal statutory income tax rate of 35% and income taxes provided are as follows:

	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008
	(in millions)
Taxes on income at the U.S. federal statutory rate	$(26)	$(11)	$14
U.S. state and local taxes	5	3	3
Foreign income taxed at different rates, including withholding taxes	19	12	17
Loss without benefit / (release of valuation allowance), net	43	46	13
Other	—	—	2

Total income tax expense	$41	$50	$49

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

During the year ended September 30, 2010, the Company incurred losses in the U.S. and certain foreign territories and have offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. The balance of the U.S. tax attributes remaining at the end of September 30, 2010 continues to be offset by a full valuation allowance as the Company has determined that it is more likely than not that these attributes will not be realized. The Company is an indirect, wholly-owned subsidiary of Parent, and, therefore, its results are included as part of Parent’s U.S. consolidated federal income tax return. Significant components of the Company’s net deferred tax assets/(liabilities) are summarized below:

	September 30, 2010	September 30, 2009
	(in millions)
Deferred tax assets:
Allowances and reserves	$44	$50
Employee benefits and compensation	44	35
Other accruals	60	66
Depreciation and amortization	92	79
Tax attribute carryforwards	314	298
Other	—	2

Total deferred tax assets	554	530
Valuation allowance	(489)	(441)

Net deferred tax assets	65	89

Deferred tax liabilities:
Assets acquired in business combinations	(204)	(224)

Total deferred tax liabilities	(204)	(224)

Net deferred tax liabilities	$(139)	$(135)

At September 30, 2010, Parent has U.S. federal tax net operating loss carry-forwards of $243 million, which will begin to expire in fiscal year 2024. Tax net operating loss carryforwards in state, local and foreign jurisdictions expire in various periods. In addition, Parent has foreign tax credit carry-forwards for U.S. tax purposes of $123 million, which will begin to expire in 2014.

Parent’s U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries of approximately $255 million at September 30, 2010. As such, no deferred income taxes have been provided for these undistributed earnings. Should these earnings be distributed, foreign tax credits may be available to reduce the additional federal income tax that would be payable. However, availability of these foreign tax credits is subject to limitations which make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.

The Company classifies interest and penalties related to uncertain tax positions as a component of income tax expense. As of the September 30, 2010, the Company had accrued no material interest or penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	2010	2009
	(in millions)
Balance at beginning of the year	$7	$1
Additions for current year tax positions	1	1
Additions for prior year tax positions	2	5

Balance at end of the year	$10	$7

Included in the total unrecognized tax benefits at September 30, 2010 and 2009 is $10 million and $7 million, respectively, that if recognized, would favorably affect the effective income tax rate. Parent expects that $7 million of the total reserve for uncertain tax positions to be paid during the next twelve months; however, events may occur that could cause Parent’s current expectations to change in the future.

Parent and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Internal Revenue Service has completed the audit of Parent’s U.S. income tax returns for the fiscal years through September 30, 2008.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

13. Pensions

Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material in the aggregate and have a combined projected benefit obligation of approximately $52 million and $46 million for the fiscal years September 30, 2010 and 2009, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. Parent had an aggregate pension liability relating to these plans of approximately $36 million and $29 million recorded in its balance sheets as of September 30, 2010 and 2009, respectively. Parent uses a September 30 measurement date for its plans for the fiscal year ended September 30, 2010. For each of the fiscal years ended September 30, 2010 and 2009, pension expense amounted to $3 million.

Certain employees also participate in pre-tax defined contribution plans. Parent’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. Parent’s defined contribution plan expense amounted to approximately $4 million, $4 million and $5 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

14. Stock-Based Compensation Plans

LTIP and Individual Stock Option and Restricted Stock Agreements

In 2004, Parent’s Board of Directors approved a form of LTIP stock option agreement for grants of options to eligible individuals. Eligible individuals include any employee, director or consultant of Parent or any of its affiliates, or any other entity designated by Parent’s Board of Directors in which Parent has an interest, who is selected by the Parent’s compensation committee to receive an award. The board authorized the granting of options to purchase up to 1,355,066 shares of common stock pursuant to the LTIP program. Parent has granted options and may grant additional stock options under the LTIP stock option agreements to certain members of current or future management. The board also approved the sale of 5,676,300 restricted shares of Parent’s stock, the awarding of 2,629,091 restricted shares of Parent’s stock, and the granting of options to purchase 3,701,850 shares of Parent’s common stock under stock option agreements with certain members of management. Individual option agreements and options granted under the LTIP program generally will have a 10-year term and the exercise price will equal at least 100% of the fair market value on the date of the grant. All of these option grants are now fully vested.

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

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Stock Options

The following is a summary of Parent’s stock option awards for the fiscal year ended September 30, 2010:

	Number of options granted	Weighted-average exercise price
Shares options outstanding at September 30, 2009	13,602,538	$6.47
Granted in 2010	235,000	$5.93
Exercised in 2010	(330,916)	$2.67
Forfeited in 2010	(1,105,185)	$12.19

Shares options outstanding at September 30, 2010	12,401,437	$6.05
Share options exercisable at September 30, 2010	6,985,065	$7.50

The share options that were vested and exercisable as of September 30, 2010 have an aggregate intrinsic value of $1.7 million and a weighted-average remaining contractual term of 7.92 years.

Parent granted its employees stock option awards as follows:

	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008
Share options granted	235,000	2,330,000	7,717,010
Weighted-average grant date fair value	$3.07	$1.31	$2.49

Assumptions

In calculating the compensation expense for options granted, Parent utilizes a binomial lattice-based model for the valuation of stock option grants. Assumptions utilized in the model, which are evaluated and revised, as necessary, to reflect market conditions and experience, were as follows:

Weighted average assumptions used to calculate fair market value of stock options:	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008
Dividend yield	0%	0%	0%
Expected volatility	71.00%	62.43%	45.0%
Risk-free interest rate	2.94%	1.97%	2.80%
Expected term	6.95 years	7.07 years	6.00 years

Because lattice-based option valuation models incorporate ranges of assumptions for inputs, the weighted average of those assumptions are disclosed in the preceding table. Expected volatilities are based on Parent’s historical stock price volatility. In periods when sufficient historical data was not available, Parent based its expected volatility on the historical stock price volatility of comparative companies. Parent uses historical data to estimate option exercise and employee termination patterns within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding. The interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Option Exercises

During the fiscal year ended September 30, 2010 and 2009, employees exercised 330,916 and 28,467 stock options with a total intrinsic value of $0.9 million and $0.1 million, respectively. Total cash received from stock option exercises in 2010 and 2009 was less than $0.9 million and $0.1 million, respectively.

Restricted Stock

The following is a summary of Parent’s restricted stock awards for the fiscal year ended September 30, 2010:

	Number of restricted shares	Weighted-average grant date fair value
Unvested restricted shares at September 30, 2009	5,067,200	$4.17
Granted in 2010	35,309	$7.08
Vested in 2010	(110,825)	$3.62
Forfeited in 2010	(6,375)	$25.47

Unvested restricted shares at September 30, 2010	4,985,309	$4.18

The weighted-average grant date fair value of restricted shares awarded in the fiscal year ended September 30, 2010, 2009, and 2008 was $7.08, $2.69, and $4.28, respectively.

The total fair value of the restricted shares that vested in the fiscal years ended September 30, 2010, 2009, and 2008 was $0.4 million, $3.3 million and $6.9 million, respectively.

Compensation Expense

Parent recognized non-cash compensation expense related to its stock-based compensation plans of $10 million, $11 million and $11 million for the fiscal years ended September 30, 2010, 2009, and 2008, respectively. In addition, as of September 30, 2010 and 2009, Parent had approximately $8 million and $15 million, respectively, of unrecognized compensation costs related to its unvested stock option and restricted stock awards. The weighted average period over which total compensation related to non-vested awards is expected to be recognized is 5.5 years.

15. Related Party Transactions

Distribution Arrangements with Related Parties

In the normal course of business the Company enters into arrangements to distribute the products of third parties. In addition, the Company enters into joint ventures, and the Company distributes the products of certain companies that are its joint venture partners. During the fiscal year ended September 30, 2010, 2009 and 2008, the Company recorded operating income of $2 million, $2 million and $3 million, respectively, in the statement of operations related to these arrangements. Such distribution arrangements are negotiated on an arm’s-length basis and reflect market rates.

16. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under many operating leases. Net rent expense was approximately $40 million, $38 million, and $35 million for the fiscal years ended September 30, 2010, 2009, and 2008, respectively.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

At September 30, 2010, annual future minimum payments under non-cancelable operating leases (net of sublease income) are as follows:

September 30,
(in millions)
2011	33
2012	28
2013	20
2014	14
2015	7
Thereafter	18

Total	$120

The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Acquisition.

Guaranteed Minimum Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $268 million and $395 million as of September 30, 2010 and 2009, respectively. Such commitments are payable principally over a ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers.

Other

Other off-balance sheet, firm commitments, which primarily includes minimum funding commitments to investees, amounted to approximately $6 million and $14 million at September 30, 2010 and 2009, respectively.

Litigation

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed and were later consolidated for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including the Company. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. Oral argument took place before the Second Circuit Court of Appeals on September 21, 2009. On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including the Company, filed a petition for rehearing en banc with the Second Circuit. On March 26, 2010, the Second Circuit denied the petition for rehearing en banc. On August 20, 2010 all defendants including the Company, filed a petition for Certiorari before the Supreme Court. Opposition to the petition is due on November 22, 2010. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

The Company enters into FX Contracts primarily to hedge its royalty payments and balance sheet items denominated in foreign currency. The Company applies hedge accounting to FX Contracts for cash flows related to royalty payments. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are recognized in Other Comprehensive Income (“OCI”) for unrealized items and recognized in earnings for realized items. The Company elects to not apply hedge accounting to foreign currency exposures related to balance sheet items. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 20.

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

Interest Rate Risk Management

The Company has $1.687 billion of debt outstanding at September 30, 2010. Based on the level of interest rates prevailing at September 30, 2010, the fair value of this fixed-rate debt was approximately $1.760 billion. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $16 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

Foreign Currency Risk Management

Historically, the Company has used, and continues to use, foreign exchange forward contracts and foreign exchange options primarily to hedge the risk that unremitted or future royalties and license fees owed to its domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. The Company focuses on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on its major currencies, which include the euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. In addition, the Company currently hedges foreign currency risk associated with financing transactions such as third-party and inter-company debt and other balance sheet items.

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

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

As of September 30, 2010, the Company had outstanding hedge contracts for the sale of $180 million and the purchase of $73 million of foreign currencies at fixed rates. As of September 30, 2010, the Company had $2 million of deferred losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2009, the Company had outstanding hedge contracts for the sale of $445 million and the purchase of $109 million of foreign currencies at fixed rates. As of September 30, 2009, the Company did not have any deferred net gains or losses in comprehensive income (loss) related to foreign exchange hedging.

18. Segment Information

As discussed more fully in Note 1, based on the nature of its products and services, the Company classifies its business interests into two fundamental operations: recorded music and music publishing, which also represent the aggregated reportable segments of the Company. Information as to each of these operations is set forth below. The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets (“OIBDA”). The Company has supplemented its analysis of OIBDA results by segment with an analysis of operating income (loss) by segment.

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

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(in millions)
2010
Revenues	$2,455	$556	$(27)	$2,984
OIBDA	279	157	(88)	348
Depreciation of property, plant and equipment	(25)	(4)	(10)	(39)
Amortization of intangible assets	(152)	(67)	—	(219)

Operating income (loss)	102	86	(98)	90
Total assets	2,086	1,563	(45)	3,604
Capital expenditures	37	3	11	51

2009
Revenues	$2,642	$582	$(26)	$3,198
OIBDA	332	165	(100)	397
Depreciation of property, plant and equipment	(22)	(4)	(11)	(37)
Amortization of intangible assets	(161)	(64)	—	(225)

Operating income (loss)	149	97	(111)	135
Total assets	2,412	1,596	(133)	3,875
Capital expenditures	25	2	—	27

2008
Revenues	$2,905	$628	$(27)	$3,506
OIBDA	411	167	(103)	475
Depreciation of property, plant and equipment	(28)	(4)	(14)	(46)
Amortization of intangible assets	(155)	(67)	—	(222)

Operating income (loss)	228	96	(117)	207
Total assets	2,621	1,629	175	4,425
Capital expenditures	27	2	3	32

Revenues and total assets relating to operations in different geographical areas are set forth below. (Note that Revenues are attributed to countries based on the location of the customer)

	2010		2009		2008
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue	Long-lived Assets
	(in millions)
United States	$1,257	$1,324	$1,416	$1,498	$1,605	$1,862
United Kingdom	393	225	341	225	411	350
All other territories	1,334	1,102	1,441	1,112	1,490	1,063

Total	$2,984	$2,651	$3,198	$2,835	$3,506	$3,275

Customer Concentration

In the fiscal years ended September 30, 2010, 2009 and 2008, one customer represented 12%, 8% and 6% of total revenues, respectively. This customer’s revenues are included in the recorded music segment.

WMG Acquisition Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

19. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $157 million, $109 million, and $149 million during the fiscal years ended September 30, 2010, 2009, and 2008, respectively. The Company paid approximately $41 million, $66 million, and $69 million of foreign income and withholding taxes in the fiscal years ended September 30, 2010, 2009, and 2008, respectively. The Company received $12 million, $11 million, and $17 million of foreign income tax refunds in the fiscal years ended September 30, 2010, 2009, and 2008, respectively.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2010. Derivatives not designated as hedging instruments primarily represent the balances below and the gains and losses on these financial instruments are not material to the statement of operations. Derivatives designated as hedging instruments are not material to the Company’s financial statements.

	Fair Value Measurements as of September 30, 2010
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$4	$—	$4
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(6)	$—	$(6)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories, and property, plant, and equipment, are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that an impairment exists, the asset is written down to its fair value. In addition, an impairment analysis is performed at least annually for goodwill and indefinite-lived intangible assets.

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2010, the fair value of the Company’s fixed-rate debt exceeded the carrying value by approximately $73 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

WMG ACQUISITION CORP.

2010 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for WMG Acquisition Corp.

	Three months ended
	September 30, 2010 (a)	June 30, 2010 (a)	March 31, 2010 (a)	December 31, 2009 (a)
	(in millions)
Revenues	$752	$652	$662	$918
Costs and expenses
Cost of revenues	(386)	(352)	(323)	(511)
Selling, general and administrative expenses	(292)	(246)	(261)	(304)
Amortization of intangible assets	(54)	(55)	(54)	(56)

Total costs and expenses	(732)	(653)	(638)	(871)

Operating income	20	(1)	24	47

Interest expense, net	(41)	(39)	(40)	(45)
Other income (expense), net	1	2	(4)	1

(Loss) income from before income taxes	(20)	(38)	(20)	3
Income tax expense	(17)	(9)	(2)	(13)

Net loss	(37)	(47)	(22)	(10)
Less: loss (income) attributable to noncontrolling interest	—	—	3	(1)

Net loss attributable to WMG Acquisition Corp.	$(37)	$(47)	$(19)	$(11)

(a)	The Company’s business is seasonal. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WMG ACQUISITION CORP.

2009 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for WMG Acquisition Corp.

	Three months ended
	September 30, 2009 (a)	June 30, 2009 (a)	March 31, 2009 (a)	December 31, 2008 (a)
	(in millions)
Revenues	$867	$773	$671	$887
Costs and expenses
Cost of revenues	(450)	(435)	(341)	(493)
Selling, general and administrative expenses	(307)	(258)	(259)	(295)
Amortization of intangible assets	(56)	(55)	(56)	(58)

Total costs and expenses	(813)	(748)	(656)	(846)

Operating income	54	25	15	41

Interest expense, net	(42)	(56)	(35)	(39)
Gain on sale of equity-method investments	—	—	—	36
Gain on foreign exchange transaction	—	—	—	9
Impairment of cost-method investments	—	—	(29)	—
Impairment of equity-method investments	(1)	—	—	(10)
Other income (expense), net	—	4	(3)	—

Income (loss) from before income taxes	11	(27)	(52)	37
Income tax expense	(20)	(4)	(10)	(16)

Net (loss) income	(9)	(31)	(62)	21
Less: (income) loss attributable to noncontrolling interest	(2)	(1)	—	7

Net (loss) income attributable to WMG Acquisition Corp.	$(11)	$(32)	$(62)	$28

(a)	The Company’s business is seasonal. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

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

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Balance Sheet

September 30, 2010

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$135	$128	$—	$263
Accounts receivable, net	2	171	261	—	434
Due (to) from parent companies	(1,121)	1,207	(85)	(1)	—
Inventories	—	13	24	—	37
Royalty advances expected to be recouped within one year	—	82	61	—	143
Deferred tax asset	—	—	30	—	30
Other current assets	2	14	30	—	46

Total current assets	(1,117)	1,622	449	(1)	953
Royalty advances expected to be recouped after one year	—	109	80	—	189
Investments in and advances to (from) consolidated subsidiaries	2,559	762	—	(3,321)	—
Investments	—	5	4	—	9
Property, plant, and equipment, net	—	85	36	—	121
Goodwill	—	298	759	—	1,057
Intangible assets subject to amortization, net	—	603	516	—	1,119
Intangible assets not subject to amortization	—	90	10	—	100
Other assets	29	13	14	—	56

Total assets	$1,471	$3,587	$1,868	$(3,322)	$3,604

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$103	$103	$—	$206
Accrued royalties	—	612	422	—	1,034
Accrued liabilities	2	126	186	—	314
Accrued interest	52	—	—	—	52
Deferred revenue	—	29	71	—	100
Other current liabilities	—	6	2	—	8

Total current liabilities	54	876	784	—	1,714
Long-term debt	1,687	—	—	—	1,687
Deferred tax liabilities, net	—	56	113	—	169
Other non-current liabilities	5	97	47	5	154

Total liabilities	1,746	1,029	944	5	3,724

Total WMG Acquisition Corp. shareholder’s (deficit) equity	(275)	2,558	870	(3,327)	(174)
Noncontrolling interest	—	—	54	—	54

Total (deficit) equity	(275)	2,558	924	(3,327)	(120)

Total liabilities and (deficit) equity	$1,471	$3,587	$1,868	$(3,322)	$3,604

WMG ACQUISITION CORP.

Supplementary Information

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

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2010

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,321	$1,858	$(195)	$2,984
Costs and expenses:
Cost of revenues	—	(664)	(1,086)	178	(1,572)
Selling, general and administrative expenses	—	(449)	(657)	3	(1,103)
Other income, net	—	—		—
Amortization of intangible assets	—	(127)	(92)	—	(219)

Total costs and expenses	—	(1,240)	(1,835)	181	(2,894)

Operating income (loss) from continuing operations	—	81	23	(14)	90
Interest expense, net	(154)	(1)	(10)	—	(165)
Equity gains (losses) from equity-method investees	187	28	—	(215)	—
Gain on sale of equity-method investments	—	—	—	—	—
Gain on foreign exchange transaction	—	—	—	—	—
Impairment of cost-method investments	—	(1)	—	—	(1)
Impairment of equity-method investments	—	—	—	—	—
Other income (expense), net	2	(10)	9	—	1

Income (loss) before income taxes	35	97	22	(229)	(75)
Income tax expense	(41)	(43)	(24)	67	(41)

Net (loss) income	(6)	54	(2)	(162)	(116)

Less: loss attributable to noncontrolling interest	—	—	2	—	2

Net (loss) income attributable to WMG Acquisition Corp.	$(6)	$54	$—	$(162)	$(114)

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2009

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$1,354	$1,943	$(99)	$3,198
Costs and expenses:
Cost of revenues	—	(744)	(1,077)	102	(1,719)
Selling, general and administrative expenses	—	(404)	(703)	(12)	(1,119)
Other income, net	—	—	—	—
Amortization of intangible assets	—	(138)	(87)	—	(225)

Total costs and expenses	—	(1,286)	(1,867)	90	(3,063)

Operating income from continuing operations	—	68	76	(9)	135
Interest expense, net	(149)	(19)	(4)	—	(172)
Equity gains (losses) from equity-method investees	132	81	—	(213)	—
Gain on sale of equity-method investments	—	(3)	39	—	36
Gain on foreign exchange transaction	—	9	—	—	9
Impairment of cost-method investments	—	(29)	—	—	(29)
Impairment of equity-method investments	—	(11)	—	—	(11)
Other (expense) income, net	—	(2)	7	(4)	1

(Loss) income before income taxes	(17)	94	118	(226)	(31)
Income tax expense	(50)	(52)	(25)	77	(50)

(Loss) income	(67)	42	93	(149)	(81)

Less: (income) loss attributable to noncontrolling interest	—	(1)	5	—	4

Net (loss) income attributable to WMG Acquisition Corp.	$(67)	$41	$98	$(149)	$(77)

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2008

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
Revenue	$—	$1,658	$2,055	$(207)	$3,506
Costs and expenses:
Cost of revenues	2	(1,022)	(1,033)	207	(1,846)
Selling, general and administrative expenses	—	(458)	(776)	—	(1,234)
Other income, net	—	2	1	—	3
Amortization of intangible assets	—	(137)	(85)	—	(222)

Total costs and expenses	2	(1,615)	(1,893)	207	(3,299)

Operating income from continuing operations	2	43	162	—	207

Interest expense, net	(134)	(18)	(7)	—	(159)
Equity gains (losses) from equity-method investees	150	87	—	(237)	—
Other (expense) income, net	(12)	4	1	(1)	(8)

Income from continuing operations before income taxes	6	116	156	(238)	40
Income tax expense	(49)	(45)	(35)	80	(49)

(Loss) income from continuing operations	(43)	71	121	(158)	(9)
Loss from discontinued operations	—	(21)	—	—	(21)

Net (loss) income	(43)	50	121	(158)	(30)

Less: income attributable to noncontrolling interest	—	(2)	(3)	—	(5)

Net (loss) income attributable to WMG Acquisition Corp.	$(43)	$48	$118	$(158)	$(35)

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2010

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(6)	$54	$(2)	$(162)	$(116)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment of cost-method investments	—	1	—	—	1
Depreciation and amortization	—	155	103	—	258
Non-cash interest expense	10	5	—	—	15
Non-cash, stock-based compensation expense	—	10	—	—	10
Equity (gains) losses from consolidated subsidiaries	(187)	(28)	—	215	—
Other non-cash items	—	—	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2)	71	49	—	118
Inventories	—	3	5	—	8
Royalty advances	—	20	(4)	—	16
Accounts payable and accrued liabilities	190	(165)	(119)	(53)	(147)
Accrued interest	(5)	—	—	—	(5)
Other balance sheet changes	—	(3)	7	—	4

Net cash provided by operating activities	—	123	39	—	162

Cash flows from investing activities:				—
Investments and acquisitions of businesses, net of cash aquired	—	—	(7)	—	(7)
Acquisition of publishing rights	—	(20)	(16)	—	(36)
Proceeds from the sale of investments	—	9	—	—	9
Capital expenditures	—	(36)	(15)	—	(51)

Net cash used in investing activities	—	(47)	(38)	—	(85)

Cash flows from financing activities:
Distributions to noncontrolling interest holders	—	—	(3)	—	(3)

Net cash used in financing activities	—	—	(3)	—	(3)
Effect of foreign currency exchange rate changes on cash	—	—	(7)	—	(7)

Net increase (decrease) in cash and equivalents	—	76	(9)	—	67
Cash and equivalents at beginning of period	—	59	137	—	196

Cash and equivalents at end of period	$—	$135	$128	$—	$263

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2009

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(67)	$42	$93	$(149)	$(81)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of equity investment	—	3	(39)	—	(36)
Gain on foreign exchange transaction	—	(9)	—	—	(9)
Gain on sale of building	—	—	(3)	—	(3)
Impairment of equity investment	—	11	—	—	11
Impairment of cost-method investments	—	29	—	—	29
Depreciation and amortization	—	165	97	—	262
Non-cash interest expense	30	9	—	—	39
Non-cash stock-based compensation expense	—	11	—	—	11
Equity (gains) losses from consolidated subsidiaries	(76)	(80)	—	156	—
Changes in operating assets and liabilities:
Accounts receivable	—	29	(37)	—	(8)
Inventories	—	4	6	—	10
Royalty advances	—	(10)	(10)	—	(20)
Accounts payable and accrued liabilities	521	(295)	(204)	(7)	15
Accrued interest	25	—	—	—	25
Other balance sheet changes	—	3	(11)	—	(8)

Net cash provided by (used in) operating activities	433	(88)	(108)	—	237

Cash flows from investing activities:
Repayments of loans by third parties	—	3	—	—	3
Investments and acquisitions of businesses, net of cash acquired	—	(8)	(8)	—	(16)
Acquisition of publishing copyrights		(4)	(7)		(11)
Proceeds from the sale of investments	—	4	121	—	125
Proceeds from sale of building	—	—	8	—	8
Capital expenditures	—	(19)	(8)	—	(27)

Net cash used in investing activities	—	(24)	106	—	82

Cash flows from financing activities:
Debt repayments	(1,379)	—	—	—	(1,379)
Proceeds from issuance of Senior Discount Notes	1,059	—	—	—	1,059
Deferred financing costs paid	(23)	—	—	—	(23)
Returns of capital and dividends paid	(90)	—	—	—	(90)
Distribution to noncontrolling interest holders	—	—	(3)	—	(3)

Net cash provided by (used in) financing activities	(433)	—	(3)	—	(436)
Effect of foreign currency on cash	—	—	—	—	—

Net increase (decrease) in cash	—	(112)	(5)	—	(117)
Cash and equivalents at beginning of period	—	171	142	—	313

Cash and equivalents at end of period	$—	$59	$137	$—	$196

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2008

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
Cash flows from operating activities:
Net (loss) income	$(43)	$50	$121	$(158)	$(30)
Loss from discontinued operations	—	21	—	—	21

(Loss) income from continuing operations	(43)	71	121	(158)	(9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	168	100	—	268
Deferred taxes	—	(3)	—	—	(3)
Non-cash interest expense	13	12	—	—	25
Non-cash, stock-based compensation expense	—	10	1	—	11
Equity (gains) losses from consolidated subsidiaries	—	(237)	—	237	—
Other non-cash adjustments	—	(3)	—	—	(3)
Changes in operating assets and liabilities	—	—	—	—	—
Accounts receivable	—	23	5	—	28
Inventories	—	2	—	—	2
Royalty advances	—	(20)	14	—	(6)
Accounts payable and accrued liabilities	3	13	(30)	1	(13)
Accrued interest	(3)	—	—	—	(3)
Other balance sheet changes	—	(2)	1	—	(1)

Net cash (used in) provided by operating activities	(30)	34	212	80	296

Cash flows from investing activities:
Other investments and acquisitions	—	(52)	(80)	—	(132)
Loan to third party	—	(3)	—	—	(3)
Acquisition of publishing rights	—	(4)	(21)	—	(25)
Proceeds from investments	—	15	10	—	25
Capital expenditures	—	(23)	(9)	—	(32)

Net cash used in investing activities	—	(67)	(100)	—	(167)

Cash flows from financing activities:
Debt repayments	(17)	—	—	—	(17)
Returns of capital and dividends paid	47	95	(120)	(80)	(58)

Net cash (used in) provided by financing activities	30	95	(120)	(80)	(75)
Effect of foreign currency exchange rate changes on cash	—	—	—	—	—

Net increase (decrease) in cash and equivalents	—	62	(8)	—	54
Cash and equivalents at beginning of period	—	109	150	—	259

Cash and equivalents at end of period	$—	$171	$142	$—	$313

WMG ACQUISITION CORP.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Year Ended September 30, 2010
Allowance for doubtful accounts	$26	$15	$(21)	$20
Reserves for sales returns and allowances	106	286	(305)	87
Allowance for deferred tax asset	441	59	(11)	489

Year Ended September 30, 2009
Allowance for doubtful accounts	$21	$14	$(9)	$26
Reserves for sales returns and allowances	134	327	(355)	106
Allowance for deferred tax asset	390	116	(65)	441

Year Ended September 30, 2008
Allowance for doubtful accounts	$20	$(3)	$4	$21
Reserves for sales returns and allowances	169	445	(480)	134
Allowance for deferred tax asset	349	53	(12)	390

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes, other than as noted below, in our Internal Controls over financial reporting or other factors during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we signed a contract during the first quarter of fiscal 2009 with a third-party service provider to outsource a significant portion of our IT functions. We began transitioning work to the service provider in December 2008, and we completed the transition during the fourth quarter of fiscal 2010. In addition, in an effort to make our finance and accounting functions more efficient, as well as generate cost savings, we signed a contract during the third quarter of fiscal 2009 with a third-party service provider to outsource certain accounting and finance functions. We began transitioning work to the service provider in April 2009, and the transition was substantially completed by April 2010. The outsourcing arrangements are expected to enhance the cost efficiency of these administrative functions. The outsourcing of these functions will have an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. We anticipate that internal controls over financial reporting could be further impacted in the future as these outsourced functions benefit from expected innovations and improvements from our service providers.

In October 2010, we implemented a new SAP enterprise resource planning application in the U.S. for fiscal 2011. While we will experience changes in internal controls over financial reporting in fiscal 2011 as the implementation occurs, we expect to be able to transition to the new processes and controls with no negative impact to our internal control environment. If we fail to effectively implement the SAP application or if the SAP application fails to operate as designed or intended, it may impact our ability to process transactions accurately and efficiently.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 63 of this report and Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is located on page 64 of this report.

ITEM 9B.	OTHER INFORMATION

New Cinram Agreements

On November 16, 2010, Warner-Elektra-Atlantic Corporation (“WEA”), a wholly-owned subsidiary of Parent, entered into a series of new manufacturing, packaging and physical distribution agreements with Cinram International Inc. (collectively, with its affiliates and subsidiaries, “Cinram”), including an agreement with Cinram Manufacturing LLC (formerly Cinram Manufacturing Inc.), Cinram Distribution LLC and Cinram International Inc. for the United States and Canada and an agreement with Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited for certain territories within the European Union. The terms of the new agreements remain substantially the same as the terms of the original 2003 agreements, as amended, but now provides us with the option to use third-party vendors for up to a certain percentage of the previous year’s volume provided by Cinram (and up to a higher percentage upon the occurrence of certain events). In addition, the Agreement provides WEA with expanded termination rights. We believe that the pricing terms in the new agreements continue to reflect market rates. The agreements expire on January 31, 2014.

The foregoing description of the new agreements is qualified in its entirety by the full text of the agreements, copies of which we intend to file as exhibits to our Quarterly Report on Form 10-Q for the three months ending December 31, 2010. We intend to request confidential treatment for certain portions of the agreements which will be omitted from the exhibits.

Lime Wire Decision

In an Order dated May 11, 2010 (and amended May 25, 2010), the U.S. District Court for the Southern District of New York granted in part the motion for summary judgment in the Lime Wire case filed by the plaintiffs (the four major recorded music groups, including us). Lime Wire is the world's most widely used peer-to-peer (P2P) file-sharing client. The Lime Wire client is the creation of Mark Gorton, who was Lime Wire's CEO when the company released the client in 2000. The court held that Lime Wire, Lime Group (which until 2005 owned almost all of Lime Wire), and Mark Gorton (personally) all are liable for secondary copyright infringement. The court applied the standard set by the Supreme Court in the Grokster decision and held that all three defendants intentionally induced direct infringement by Lime Wire users. A jury trial is scheduled to take place in 2011 to determine, among other things, what the size of the damages award will be. In October 2010, an injunction, issued by the U.S. District Court for the Southern District of New York, compelled Lime Wire to stop distributing and supporting its file-sharing software, effective immediately.

French Legal Proceedings

As previously disclosed by Parent , APPAC, a minority shareholder group of Vivendi Universal, initiated an inquiry in the Paris Court of Appeal into various issues relating to Vivendi, including Vivendi's financial disclosures, the appropriateness of executive compensation, and trading in Vivendi stock by certain individuals previously associated with Vivendi. The inquiry has encompassed certain trading by Mr. Bronfman in Vivendi stock. Several individuals, including Mr. Bronfman (the former Vice Chairman of Vivendi) and the former CEO, CFO and COO of Vivendi, had been given the status of “mis en examen” in connection with the inquiry. Although there is no equivalent to “mis en examen” in the U.S. system of jurisprudence, it is a preliminary stage of proceedings that does not entail any filing of charges.

In January 2009, the Paris public prosecutor formally recommended that no charges be filed and that Mr. Bronfman not be referred for trial. On October 22, 2009, the investigating magistrate rejected the prosecutor's recommendation and released an order referring for trial Mr. Bronfman and six other individuals, including the former CEO, CFO and COO of Vivendi. While the inquiry encompassed various issues, Mr. Bronfman was referred for trial solely with respect to certain trading in Vivendi stock. The trial concluded on June 25, 2010. The court originally announced that it would deliver its verdict on November 19, 2010. The court has advised that the verdict date is being postponed to a date that we expect will be announced on November 19, 2010. At the trial, the public prosecutor argued that Mr. Bronfman and all of the other defendants in the trial should be acquitted. In addition, the lead civil claimant in the case, APPAC, stated that it believed Mr. Bronfman should be acquitted. The outcome of the trial and any subsequent proceedings with respect to Mr. Bronfman is uncertain at this time. Mr. Bronfman believes that his trading in Vivendi stock was at all times proper.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid to Ernst & Young for services rendered in connection with the consolidated financial statements, and reports for the fiscal years ended September 30, 2010 and 2009 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Year Ended September 30, 2010	Year Ended September 30, 2009
Audit Fees	$6,807	$7,046
Audit-Related Fees	506	147
Tax Fees	80	138
All Other Fees	—	—

Total Fees	$7,393	$7,331

These fees include out-of-pocket costs of approximately $0.1 million for the period ended September 30, 2010 and $0.2 million for the period ended September 30, 2009.

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

All Other Fees: For the fiscal years ended September 30, 2010 and 2009, the Company paid no other fees to Ernst & Young LLP for services rendered, other than those services covered in the sections captioned “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”

Pre-approval of audit and permissible non-audit services of independent auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by Ernst & Young. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by Ernst & Young. Under this policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and includes an anticipated budget. In addition, the Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee has delegated pre-approval authority to the Chair of the Committee. Pursuant to this delegation, the Chair must report any pre-approval decision to the Committee at its first meeting after the pre-approval was obtained.

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

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit No.	Description
2.1(1)	Purchase Agreement, dated as of November 24, 2003 as amended, between Time Warner Inc. and WMG Acquisition Corp.

2.2(2)	Settlement Agreement, dated as of July 13, 2005, between Time Warner Inc. and WMG Acquisition Corp.

3.1(3)	Amended and Restated Certificate of Incorporation of WMG Acquisition Corp.

3.2(4)	Amended and Restated By-laws of WMG Acquisition Corp.

4.1(5)	Indenture, dated as of April 8, 2004, among WMG Acquisition Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee

4.2(5)	First Supplemental Indenture, dated as of November 16, 2004, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, WEA Urban LLC and WEA Rock LLC

4.3(6)	Second Supplemental Indenture, dated as of May 17, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, NonZero (since renamed Cordless Recordings LLC) and The Biz LLC

4.4(7)	Third Supplemental Indenture, dated as of September 28, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and Lava Records LLC

4.5(8)	Fourth Supplemental Indenture, dated as of October 26, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and BB Investments LLC

4.6(9)	Fifth Supplemental Indenture, dated as of November 29, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and Perfect Game Recording Company LLC

4.7(10)	Sixth Supplemental Indenture, dated as of June 30, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

Exhibit No.	Description
4.8(11)	Seventh Supplemental Indenture, dates as of September 29, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

4.9(12)	Eighth Supplemental Indenture, dated as of November 29, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association as Trustee.

4.10(13)	Ninth Supplemental Indenture, dated as of August 3, 2007, to the Indenture dated April 8, 2004, as amended, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

4.11(14)	Tenth Supplemental Indenture, dated as of November 28, 2007 to the Indenture dated April 8, 2004, as amended among WMG Acquisition Corp., the additional subsidiary guarantors party there to and Wells Fargo Bank, Nation Association, as Trustee

4.12(15)	Eleventh Supplemental Indenture, dated as of February 5, 2008 to the Indenture dated April 8, 2004, as amended among WMG Acquisition Corp., the additional subsidiary guarantors party there to and Wells Fargo Bank, Nation Association, as Trustee

4.13(16)	Indenture, dated as of December 23, 2004, between WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee

4.14(30)	Twelfth Supplemental Indenture dates as of February 2, 2009 to the Indenture dated April 18, 2004, as amended, among WMG Acquisition Corp., the additional subsidiary guarantors party there to and Wells Fargo Bank, Nation Association, as Trustee

4.15(2)	Guarantee of Warner Music Group Corp.

4.16(17)	Indenture, dated as of May 28, 2009, among WMG Acquisition Corp., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.

4.17(17)	Security Agreement, dated as of May 28, 2009, among WMG Acquisition Corp., WMG Holdings Corp., the Grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties and as Notes Authorized Representative.

4.18(17)	Copyright Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties

4.19(17)	Patent Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties.

4.20(17)	Trademark Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties.

10.1(6)	Amended and Restated Stockholders Agreement dated as of May 10, 2005 between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp. and certain stockholders of Warner Music Group Corp.

10.2(18)	Seller Administrative Services Agreement, dated as of February 29, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.3(18)	Amendment No. 1 to Seller Administrative Services Agreement, dated as of July 1, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.4(18)	Purchaser Administrative Services Agreement, dated as of February 29, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.5(18)	Management Agreement, dated as of February 29, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Partners Management, LLC

Exhibit No.	Description
10.6(6)	Termination Agreement of the Management Agreement dated as of May 10, 2005, between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Partners Management, LLC

10.7(18)	Warrant Agreement (MMT Warrants), February 29, 2004, WMG Parent Corp., WMG Holdings Corp. and Historic TW Inc.

10.8(18)	Warrant Agreement (Three-Year Warrants), February 29, 2004, WMG Parent Corp., WMG Holdings Corp. and Historic TW Inc.

10.9(19)	Warrant Repurchase Agreement, dated as of April 20, 2005, between Warner Music Group Corp. and Historic TW Inc.

10.10†(20)	Amended and Restated Employment Agreement, dated as of March 14, 2008, between WMG Acquisition Corp. and Edgar Bronfman, Jr.

10.11†(21)	Amended and Restated Employment Agreement, dated as of March 14, 2008, between WMG Acquisition Corp. and Lyor Cohen

10.12†(22)	Employment Agreement Amendment, dated as of May 14, 2008, between Warner/Chappell Music, Inc. and David H. Johnson

10.13†(24)	Employment Agreement, dated as of November 14, 2008 between WMG Acquisition Corp. and Michael D. Fleisher.

10.14†(23)	Letter Agreement, dated as of July 21, 2008, between Warner Music Inc. and Steven Macri.

10.15†(18)	Restricted Stock Award Agreement, dated as of March 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Edgar Bronfman, Jr.

10.16†(20)	Stock Option Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Edgar Bronfman, Jr.

10.17†(20)	Restricted Stock Award Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Edgar Bronfman, Jr.

10.18†(18)	Restricted Stock Award Agreement, dated as of March 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Lyor Cohen

10.19†(21)	Stock Option Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Lyor Cohen

10.20†(21)	Restricted Stock Award Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Lyor Cohen

10.21†(29)	Restricted Stock Award Agreement, dated as of January 28, 2005, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and David H. Johnson

10.22†(18)	Restricted Stock Award Agreement, dated as of December 21, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Michael D. Fleisher

10.23†(25)	Stock Option Agreement, dated as of November 15, 2008, between Warner Music Group Corp. and Michael D. Fleisher

10.24†(25)	Restricted Stock Award Agreement, dated as of November 15, 2008, between Warner Music Group Corp. and Michael D. Fleisher

10.25†(18)	Form of WMG Parent Corp. LTIP Stock Option Agreement

Exhibit No.	Description
10.26†(26)	Warner Music Group Corp. Amended and Restated 2005 Omnibus Award Plan

10.27†(12)	Form of Restricted Stock Award Agreement

10.28†(12)	Form of Director Restricted Stock Award Agreement

10.29†(12)	Form of Option Agreement

10.30†(12)	Form of Stock Appreciation Rights Agreement

10.31(18)	Office Lease, June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended

10.32(18)	Lease, dated as of February 1, 1996, between 1290 Associates, L.L.C. and Warner Communications Inc.

10.33(18)	Consent to Assignment of Sublease, dated as of October 5, 2001, between 1290 Partners, L.P. and Warner Music Group

10.34(18)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc. regarding 75 Rockefeller Plaza

10.35*(18)	U.S. Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Distribution LLC

10.36*(18)	U.S. Manufacturing and Packaging Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Manufacturing Inc.

10.37*(18)	International Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between WEA International Inc. and Warner Music Manufacturing Europe GmbH Company

10.38*(18)	International Manufacturing and Packaging Agreement, dated as of October 24, 2003, between WEA International Inc. and Warner Music Manufacturing Europe GmbH Company

10.39*(27)	Amendment dated March 13, 2007 to U.S. Manufacturing and Packaging Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Manufacturing LLC, formerly known as Cinram Manufacturing Inc., and International Manufacturing and Packaging Agreement, dated as of October 24, 2003, between WEA International Inc. and Cinram GmbH

10.40*(27)	Amendment dated March 13, 2007 to U.S. Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Distribution LLC and International Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between WEA International Inc. and Cinram GmbH

10.41(28)	Assurance of Discontinuance dated November 22, 2005

21.1**	List of Subsidiaries

24.1**	Power of Attorney (see signature page)

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and has been granted confidential treatment.
**	Filed herewith.
***	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
(1)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-121322).
(2)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-4 (File No. 333-126786-01).
(3)	Incorporated by reference to Exhibit 3.196 WMG Acquisition Corp.’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-121322).
(4)	Incorporated by reference to Exhibit 3.197 WMG Acquisition Corp.’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-121322).
(5)	Incorporated by reference to WMG Acquisition Corp.’s Registration Statement on Form S-4 (File No. 333-121322)
(6)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed May 19, 2005 (File No. 001-32502).
(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 3, 2005 (File No. 001-32502).
(8)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 27, 2005 (File No. 001-32502).
(9)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the Fiscal year ended September 30, 2005 (File No. 001-32502).
(10)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2006 (File No. 001-32502).
(11)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 29, 2006 (File No. 001-32502).
(12)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the Fiscal year ended September 30, 2006 (File No. 001-32502)
(13)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 001-32502).
(14)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the Fiscal year ended September 30, 2007 (File No. 001-32502).
(15)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2007 (File No. 001-32502).

(16)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-123249).
(17)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 29, 2009 (File No. 001-32502).
(18)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-121322).
(19)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-123249).
(20)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 17, 2008 (File No. 001-32502).
(21)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 19, 2008 (File No. 001-32502).
(22)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 16, 2008 (File No. 001-32502).
(23)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 16, 2008 (File No. 001-32502).
(24)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 14, 2008 (File No. 001-32502).
(25)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 001-32502).
(26)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-32502).
(27)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-32502).
(28)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed November 23, 2005 (File No. 001-32502).
(29)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (File No. 001-32502).
(30)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 17, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on November 17, 2010.

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