Form 10-Q
period 2010-12-31
WMG Acquisition Corp
filed 2011-02-08
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 4, 2011, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the Registrant’s common stock is indirectly owned by Warner Music Group Corp.

WMG ACQUISITION CORP.

ITEM 1.	FINANCIAL STATEMENTS

WMG Acquisition Corp.

Consolidated Balance Sheets (Unaudited)

	December 31, 2010	September 30, 2010
	(in millions)
Assets
Current assets:
Cash and equivalents	$99	$263
Accounts receivable, less allowances of $123 and $111 million	424	434
Inventories	34	37
Royalty advances expected to be recouped within one year	167	143
Deferred tax assets	30	30
Other current assets	42	46

Total current assets	796	953
Royalty advances expected to be recouped after one year	204	189
Investments	9	9
Property, plant and equipment, net	119	121
Goodwill	1,066	1,057
Intangible assets subject to amortization, net	1,092	1,119
Intangible assets not subject to amortization	100	100
Other assets	56	56

Total assets	$3,442	$3,604

Liabilities and Deficit
Current liabilities:
Accounts payable	$168	$206
Accrued royalties	1,047	1,034
Accrued liabilities	230	314
Accrued interest	15	52
Deferred revenue	98	100
Other current liabilities	3	8

Total current liabilities	1,561	1,714
Long-term debt	1,685	1,687
Deferred tax liabilities	165	169
Other noncurrent liabilities	161	154

Total liabilities	3,572	3,724

Commitments and Contingencies (See Note 10)
Deficit:
Additional paid-in capital	144	142
Accumulated deficit	(380)	(369)
Accumulated other comprehensive income, net	55	53

Total WMG Acquisition Corp. shareholder’s deficit	(181)	(174)
Noncontrolling interest	51	54

Total deficit	(130)	(120)

Total liabilities and deficit	$3,442	$3,604

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
	(in millions, except per share amounts)
Revenues	$789	$918
Costs and expenses:
Cost of revenues	(442)	(511)
Selling, general and administrative expenses (a)	(266)	(304)
Amortization of intangible assets	(54)	(56)

Total costs and expenses	(762)	(871)

Operating income	27	47
Interest expense, net	(41)	(45)
Other income, net	—	1

(Loss) income before income taxes	(14)	3
Income tax benefit (expense)	3	(13)

Net loss	(11)	(10)
Less: income attributable to noncontrolling interest	—	(1)

Net loss attributable to WMG Acquisition Corp.	$(11)	$(11)

(a) Includes depreciation expense of:	$(9)	$(9)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
	(in millions)
Cash flows from operating activities
Net loss	$(11)	$(10)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63	65
Deferred income taxes	(8)	(3)
Non-cash interest expense	3	5
Non-cash stock-based compensation expense	2	3
Other non-cash items	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	8	7
Inventories	3	4
Royalty advances	(41)	(11)
Accounts payable and accrued liabilities	(86)	(69)
Accrued interest	(37)	(42)
Other balance sheet changes	4	9

Net cash used in operating activities	(101)	(42)

Cash flows from investing activities
Investments and acquisitions of businesses	(44)	—
Acquisition of publishing rights	(14)	(4)
Proceeds from the sale of investments	—	9
Capital expenditures	(8)	(7)

Net cash used in investing activities	(66)	(2)

Cash flows from financing activities

Net cash used in financing activities	—	—

Effect of exchange rate changes on cash and equivalents	3	(1)

Net decrease in cash and equivalents	(164)	(45)
Cash and equivalents at beginning of period	263	196

Cash and equivalents at end of period	$99	$151

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statement of Equity (Deficit) (Unaudited)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total WMG Acquisition Corp. Shareholder’s Deficit	Noncontolling Interests	Total Equity (Deficit)
Balance at September 30, 2010	$142	$(369)	$53	$(174)	$54	$(120)
Comprehensive loss:
Net loss	—	(11)	—	(11)	—	(11)
Foreign currency translation adjustment	—	—	1	1	—	1
Deferred gains on derivative financial instruments	—	—	1	1	—	1
Other	—	—	—	—	(3)	(3)

Total comprehensive loss				(9)	(3)	(12)
Stock based compensation	2	—	—	2	—	2

Balance at December 31, 2010	$144	$(380)	$55	$(181)	$51	$(130)

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

The Company is also diversifying its revenues beyond its traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, the Company provides services to and participates in artists’ activities outside the traditional recorded music business. The Company has built artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands it helps create. In developing the Company’s artist services business, the Company has both built and expanded in-house capabilities and expertise and has acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan clubs, original programming and video entertainment. The Company believes that entering into expanded-rights deals and enhancing its artist services capabilities associated with the Company’s artists and other artists will permit it to diversify revenue streams to better capitalize on the growth areas of the music industry and permit it to build stronger, long-term relationships with artists and more effectively connect artists and fans.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In 2007, the Company entered the production music library business with the acquisition of Non-Stop Music. The Company has subsequently continued to expand its production music operations with the acquisitions of V The Production Library in 2009 and Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music in 2010.

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

The consolidated balance sheet at September 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 333-121322).

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to December 31, 2010 and 2009 relate to the three-month periods December 24, 2010 and December 25, 2009, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has deemed that no additional disclosures are necessary.

New Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”) (codified under ASC Topic 810, Consolidation), which amends the consolidation guidance for variable interest entities. The amendments include: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and (3) the requirement to continually reassess who should consolidate a variable-interest entity. FAS 167 is effective for the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company has adopted the new standard, effective October 1, 2010, on a prospective basis, which did not have a material impact on its financial statements.

3. Comprehensive (Loss) Income

Comprehensive (loss) income consists of net loss and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net (loss) income. For the Company, the components of other comprehensive (loss) income primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which include foreign exchange contracts. The following summary sets forth the components of accumulated other comprehensive income, net of related taxes (in millions):

	Foreign Currency Translation Gain (Losses)	Minimum Pension Liability Adjustment	Derivative Financial Instruments Gain (Losses)	Accumulated Other Comprehensive Income
	(in millions)
Balance at September 30, 2010	$58	$(3)	$(2)	$53

Activity through December 31, 2010	1	—	1	2

Balance at December 31, 2010	$59	$(3)	$(1)	$55

4. Investments

The Company’s investments consist of (in millions):

	December 31, 2010	September 30, 2010
Cost-method investments	$3	$3
Equity-method investments	6	6

	$9	$9

5. Inventories

Inventories consist of the following (in millions):

	December 31, 2010	September 30, 2010
Compact discs and other music-related products	$33	$36
Published sheet music and song books	1	1

	$34	$37

6. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the three months ended December 31, 2010 (in millions):

	Recorded Music	Music Publishing	Total
Balance at September 30, 2010	$463	$594	$1,057
Acquisitions	2	7	9
Dispositions	—	—	—
Other	—	—	—

Balance at December 31, 2010	$465	$601	$1,066

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	September 30, 2010	Acquisitions (a)	Other (b)	December 31, 2010
Intangible assets subject to amortization:
Recorded music catalog	$1,376	—	—	$1,376
Music publishing copyrights	976	29	(2)	1,003
Artist contracts	79	—	—	79
Trademarks	31	—	—	31
Other intangible assets	9	—	—	9

	2,471	29	(2)	2,498
Accumulated amortization	(1,352)			(1,406)

Total net intangible assets subject to amortization	1,119			1,092
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,219			$1,192

(a)	The acquisition of music publishing copyrights for the three months ended December 31, 2010 includes 615 Music.
(b)	Other represents foreign currency translation adjustments.

7. Restructuring Costs

Acquisition-Related Restructuring Costs

In connection with the Acquisition that was effective as of March 1, 2004, the Company reviewed its operations and implemented several plans to restructure its operations. As part of these restructuring plans, the Company recorded a restructuring liability during 2004, which included costs to exit and consolidate certain activities of the Company, costs to exit certain leased facilities and operations such as international distribution operations, costs to terminate employees and costs to terminate certain artist, songwriter, co-publisher and other contracts. Such liabilities were recognized as part of the cost of the Acquisition. As of December 31, 2010, the Company had approximately $18 million of liabilities outstanding primarily related to long-term lease obligations for vacated facilities, which are expected to be settled by 2019 and $51 million of liabilities outstanding primarily related to revaluations of artist and other contracts.

8. Debt

The Company’s long-term debt consists of (in millions):

	December 31, 2010	September 30, 2010
9.5% Senior Secured Notes due 2016 (a)	$1,066	$1,065
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014 (b)	154	157

Total long term debt	$1,685	$1,687

(a)	9.5% Senior Secured Notes due 2016; face amount of $1.1 billion less unamortized discount of $34 million at December 31, 2010 and $35 million at September 30, 2010.
(b)	Change represents the impact of foreign currency exchange rates on the carrying value of the £100 million Sterling-denominated notes.

9. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to Parent’s stock-based awards for the three months ended December 31, 2010 and 2009 (in millions):

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Recorded Music	$1	$2
Music Publishing	—	—
Corporate expenses	1	1

Total	$2	$3

During the three months ended December 31, 2010, Parent awarded 305,000 stock options to its employees. During the three months ended December 31, 2009, Parent awarded 125,000 shares of restricted stock to its employees.

10. Commitments and Contingencies

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed and were later consolidated for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including the Company. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. Oral argument took place before the Second Circuit Court of Appeals on September 21, 2009. On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including the Company, filed a petition for rehearing en banc with the Second Circuit. On March 26, 2010, the Second Circuit denied the petition for rehearing en banc. On August 20, 2010 all defendants including the Company, filed a petition for Certiorari before the Supreme Court. The petition was rejected on January 10, 2011. The case will now return to the trial court. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While inter-company transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, therefore, do not themselves impact the consolidated results. Segment information consists of the following (in millions):

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
December 31, 2010
Revenues	$673	$120	$(4)	$789
OIBDA	90	18	(18)	90
Depreciation of property, plant and equipment	(6)	(1)	(2)	(9)
Amortization of intangible assets	(37)	(17)	—	(54)

Operating income (loss)	$47	$—	$(20)	$27

December 31, 2009
Revenues	$783	$141	$(6)	$918
OIBDA	113	22	(23)	112
Depreciation of property, plant and equipment	(6)	(1)	(2)	(9)
Amortization of intangible assets	(39)	(17)	—	(56)

Operating income (loss)	$68	$4	$(25)	$47

13. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $76 million and $81 million during the three months ended December 31, 2010 and 2009, respectively. The Company paid approximately $11 million and $9 million of income and withholding taxes during the three months ended December 31, 2010 and 2009, respectively. The Company received $1 million of income tax refunds during the three months ended December 31, 2010.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2010. Derivatives not designated as hedging instruments primarily represent the balances below and the gains and losses on these financial instruments are included as other income of $3 million in the statement of operations. Derivatives designated as hedging instruments are not material to the Company’s financial statements.

	Fair Value Measurements as of December 31, 2010
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$5	$—	$5
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(2)	$—	$(2)

(a)	The fair value of foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

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

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2010, the fair value of the Company’s fixed-rate debt exceeded the carrying value by approximately $88 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

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

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

December 31, 2010

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$44	$55	$—	$99
Accounts receivable, net	3	150	271	—	424
Due (to) from parent companies	(1,197)	1,226	(28)	(1)	—
Inventories	—	11	23	—	34
Royalty advances expected to be recouped within one year	—	92	75	—	167
Deferred tax assets	—	—	30	—	30
Other current assets	—	14	28	—	42

Total current assets	(1,194)	1,537	454	(1)	796
Royalty advances expected to be recouped after one year	—	112	92	—	204
Investments in and advances to (from) consolidated subsidiaries	2,862	750	—	(3,612)	—
Investments	—	5	4	—	9
Property, plant and equipment, net	—	83	36	—	119
Goodwill	—	299	767	—	1,066
Intangible assets subject to amortization, net	—	592	500	—	1,092
Intangible assets not subject to amortization	—	90	10	—	100
Other assets	31	14	11	—	56

Total assets	$1,699	$3,482	$1,874	$(3,613)	$3,442

Liabilities and (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$74	$94	$—	$168
Accrued royalties	—	581	466	—	1,047
Accrued liabilities	3	82	145	—	230
Accrued interest	15	—	—	—	15
Deferred revenue	—	31	67	—	98
Other current liabilities	—	3	—	—	3

Total current liabilities	18	771	772	—	1,561
Long-term debt	1,685	—	—	—	1,685
Deferred tax liabilities, net	—	61	104	—	165
Other noncurrent liabilities	6	90	55	10	161

Total liabilities	1,709	922	931	10	3,572

Total WMG Acquisition Corp. shareholder’s (deficit) equity	(10)	2,560	892	(3,623)	(181)
Noncontrolling interest	—	—	51	—	51

Total (deficit) equity	(10)	2,560	943	(3,623)	(130)

Total liabilities and (deficit) equity	$1,699	$3,482	$1,874	$(3,613)	$3,442

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

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

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended December 31, 2010 and 2009

	Three months ended December 31, 2010
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$320	$514	$(45)	$789
Costs and expenses:
Cost of revenues	—	(159)	(323)	40	(442)
Selling, general and administrative expenses	—	(89)	(188)	11	(266)
Amortization of intangible assets	—	(32)	(22)	—	(54)

Total costs and expenses	—	(280)	(533)	51	(762)

Operating income (loss)	—	40	(19)	6	27
Interest expense, net	(39)	1	(3)	—	(41)
Equity gains (losses) from consolidated subsidiaries	27	(3)	—	(24)	—
Other income (expense), net	1	1	(2)	—	—

(Loss) income before income taxes	(11)	39	(24)	(18)	(14)
Income tax expense (benefit)	3	1	(2)	1	3

Net (loss) income	(8)	40	(26)	(17)	(11)
Less: loss attributable to noncontrolling interest	—	—	—	—	—

Net (loss) income attributable to WMG Acquisition Corp.	$(8)	$40	$(26)	$(17)	$(11)

	Three months ended December 31, 2009
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenues	$—	$354	$622	$(58)	$918
Costs and expenses:
Cost of revenues	—	(181)	(381)	51	(511)
Selling, general and administrative expenses	—	(110)	(197)	3	(304)
Amortization of intangible assets	—	(32)	(24)	—	(56)

Total costs and expenses	—	(323)	(602)	54	(871)

Operating income (loss)	—	31	20	(4)	47
Interest expense, net	(38)	(5)	(2)	—	(45)
Equity gains (losses) from consolidated subsidiaries	45	8	—	(53)	—
Other income, net	1	—	—	—	1

Income (loss) before income taxes	8	34	18	(57)	3
Income tax expense	(13)	(14)	(8)	22	(13)

Net (loss) income	(5)	20	10	(35)	(10)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)

Net (loss) income attributable to WMG Acquisition Corp.	$(5)	$20	$9	$(35)	$(11)

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2010

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(8)	$40	$(26)	$(17)	$(11)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	39	24	—	63
Deferred income taxes	—	—	(8)	—	(8)
Non-cash interest expense	3	—	—	—	3
Non-cash, stock-based compensation expense	—	2	—	—	2
Equity (gains) losses from consolidated subsidiaries	(27)	3	—	24	—
Other non-cash items	—	(1)	—	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(1)	20	(11)	—	8
Inventories	—	2	1	—	3
Royalty advances	—	(14)	(27)	—	(41)
Accounts payable and accrued liabilities	67	(170)	17	—	(86)
Accrued interest	(37)	—	—	—	(37)
Other balance sheet changes	3	1	7	(7)	4

Net cash used in operating activities	—	(78)	(23)	—	(101)

Cash flows from investing activities:
Investments and acquisitions of businesses	—	—	(44)	—	(44)
Acquisition of publishing rights	—	(7)	(7)	—	(14)
Capital expenditures	—	(6)	(2)	—	(8)

Net cash used in investing activities	—	(13)	(53)	—	(66)

Cash flows from financing activities:

Net cash used in financing activities	—	—	—	—	—

Effect of exchange rate changes on cash and equivalents	—	—	3	—	3

Net decrease in cash and equivalents	—	(91)	(73)	—	(164)
Cash and equivalents at beginning of period	—	135	128	—	263

Cash and equivalents at end of period	$—	$44	$55	$—	$99

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2009

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
			(in millions)
Cash flows from operating activities:
Net (loss) income	$(5)	$20	$10	$(35)	$(10)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	38	27	—	65
Deferred taxes	—	—	(3)	—	(3)
Non-cash interest expense	3	2	—	—	5
Non-cash, stock-based compensation expense	—	3	—	—	3
Equity (gains) losses from consolidated subsidiaries	(45)	10	—	35	—
Changes in operating assets and liabilities:
Accounts receivable	—	24	(17)	—	7
Inventories	—	2	2	—	4
Royalty advances	—	1	(12)	—	(11)
Accounts payable and accrued liabilities	93	(146)	(16)	—	(69)
Accrued interest	(42)	—	—	—	(42)
Other balance sheet changes	(4)	2	11	—	9

Net cash (used in) provided by operating activities	—	(44)	2	—	(42)

Cash flows from investing activities:
Acquisition of publishing rights	—	—	(4)	—	(4)
Proceeds from sale of investments	—	9	—	—	9
Capital expenditures	—	(5)	(2)	—	(7)

Net cash provided by (used in) investing activities	—	4	(6)	—	(2)

Cash flows from financing activities:

Net cash used in financing activities	—	—	—	—	—

Effect of foreign currency exchange rates on cash	—	—	(1)		(1)

Net decrease in cash and equivalents	—	(40)	(5)	—	(45)
Cash and equivalents at beginning of period	—	59	137	—	196

Cash and equivalents at end of period	$—	$19	$132	$—	$151

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 (the “Quarterly Report”).

We maintain an Internet site at www.wmg.com. We use our website as a channel of distribution for material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.wmg.com. In addition, you may automatically receive email alerts and other information about the Company by enrolling your email by visiting the “email alerts” section at http://investors.wmg.com. We make available on our website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the Securities and Exchange Commission (the “SEC”). Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this Quarterly Report.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2010 and 2009. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2010 and 2009, as well as a discussion of our financial condition and liquidity as of December 31, 2010. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of our key debt compliance measures under our debt agreements.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income, net income (loss) attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with U.S. GAAP. In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated historical OIBDA to operating income and net income (loss) attributable to Warner Music Group Corp. is provided in our “Results of Operations.”

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

Our Music Publishing operations include Warner/Chappell, our global Music Publishing company headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In 2007, we entered the production music library business with the acquisition of Non-Stop Music. We have subsequently continued to expand our production music operations with the acquisitions of V The Production Library in 2009 and Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music in 2010.

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

Severance Charges

During the first quarter of fiscal 2011 we took additional actions to further align our cost structure with industry trends. This resulted in severance charges of $11 million for the three months ended December 31, 2010, compared to $5 million for the three months ended December 31, 2009.

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

Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased non-traditional revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. While non-traditional Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, was less than 10% of our total revenue in fiscal 2010, we believe this revenue should continue to grow and represent a larger proportion of our revenue over time. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various non-traditional Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from touring under our expanded-rights deals typically flows straight through to net income with little incremental cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from recorded music and music publishing.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2010 Compared with Three Months Ended December 31, 2009

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
Revenue by Type
Physical and other	$421	$548	$(127)	-23%
Digital	178	172	6	3%
Licensing	74	63	11	17%

Total Recorded Music	673	783	(110)	-14%
Mechanical	39	47	(8)	-17%
Performance	44	50	(6)	-12%
Synchronization	24	25	(1)	-4%
Digital	11	15	(4)	-27%
Other	2	4	(2)	-50%

Total Music Publishing	120	141	(21)	-15%
Intersegment elimination	(4)	(6)	2	-33%

Total Revenue	$789	$918	$(129)	-14%

Revenue by Geographical Location
U.S. Recorded Music	$257	$284	$(27)	-10%
U.S. Publishing	40	47	(7)	-15%

Total U.S.	297	331	(34)	-10%
International Recorded Music	416	499	(83)	-17%
International Publishing	80	94	(14)	-15%

Total International	496	593	(97)	-16%
Intersegment eliminations	(4)	(6)	2	-33%

Total Revenue	$789	$918	$(129)	-14%

Total Revenue

Total revenues decreased by $129 million, or 14%, to $789 million for the three months ended December 31, 2010 from $918 million for the three months ended December 31, 2009. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 85% and 15% of total revenues for the three months ended December 31, 2010 and 2009, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 37% and 63% of total revenues for the three months ended December 31, 2010, respectively, compared to 36% and 64% for the three months ended December 31, 2009, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased $107 million, or 12%.

Total digital revenues after intersegment eliminations increased by $3 million, or 2%, to $187 million for the three months ended December 31, 2010 from $184 million for the three months ended December 31, 2009. Total digital revenues represented 24% and 20% of consolidated revenues for the three months ended December 31, 2010 and 2009. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2010 were comprised of U.S. revenues of $102 million and international revenues of $87 million, or 54% and 46% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2009 were comprised of U.S. revenues of $108 million and international revenues of $79 million, or 58% and 42% of total digital revenues, respectively.

Recorded Music revenues decreased by $110 million, or 14%, to $673 million for the three months ended December 31, 2010 from $783 million for the three months ended December 31, 2009. Prior to intersegment eliminations, Recorded Music revenues represented 85% of consolidated revenues, for the three months ended December 31, 2010 and 2009. U.S. Recorded Music revenues were $257 million and $284 million, or 38% and 36% of Recorded Music revenues for the three months ended December 31, 2010 and 2009, respectively. International Recorded Music revenues were $416 million and $499 million, or 62% and 64% of consolidated Recorded Music revenues for the three months ended December 31, 2010 and 2009, respectively. This performance reflected a competitive holiday release schedule and the ongoing impact of the transition from physical to digital sales. The increases in digital revenue have not yet fully offset the decline in physical revenue. We believe this is attributable to the ability of consumers in the digital space to purchase individual tracks from an album rather than purchase the entire album and the ongoing issue of piracy. Digital revenues increased by $6 million, or 3%, for the three months ended December 31, 2010, largely due to continued international download growth and the roll-out and consumer adoption of new streaming services. Digital revenue, especially in the U.S., is increasingly related to our overall release schedule and the timing and success of new products and service introductions. Licensing revenues increased $11 million, or 17%, to $74 million for the three months ended December 31, 2010, driven primarily by increases in licensing our recorded music assets in film and television as well as compilations. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased by $92 million, or 12%.

Music Publishing revenues decreased by $21 million, or 15%, to $120 million for the three months ended December 31, 2010 from $141 million for the three months ended December 31, 2009. Prior to intersegment eliminations, Music Publishing revenues represented 15% of consolidated revenues, for the three months ended December 31, 2010 and 2009. U.S. Music Publishing revenues were $40 million and $47 million, or 33% of Music Publishing revenues for the three months ended December 31, 2010 and 2009, respectively. International Music Publishing revenues were $80 million and $94 million, or 67% of Music Publishing revenues for the three months ended December 31, 2010 and 2009, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $17 million, or 12%, for the three months ended December 31, 2010.

The decrease in Music Publishing revenue was driven primarily by the decreases in mechanical revenue, performance revenue and digital revenue. These decreases reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry, the timing of cash collections, an interim reduction in royalty rates related to radio performances in the U.S. and our decision not to renew certain low margin administrative deals.

Revenue by Geographical Location

U.S. revenues decreased by $34 million, or 10%, to $297 million for the three months ended December 31, 2010 from $331 million for the three months ended December 31, 2009. The overall decline in the U.S. Recorded Music business reflected a competitive holiday release schedule, the ongoing impact of the transition from physical to digital sales in the recorded music industry and declines in mobile revenues primarily related to lower ringtone demand. The overall decline in the U.S. Music Publishing business was due primarily to an interim reduction in royalty rates related to radio performances.

International revenues decreased by $97 million, or 16%, to $496 million for the three months ended December 31, 2010 from $593 million for the three months ended December 31, 2009. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues decreased $75 million or 13%. Revenue growth in certain Asia-Pacific countries was more than offset by weakness in the rest of the world. An increase in digital revenue, primarily as a result of continued growth in global downloads and streaming, was more than offset by contracting demand for physical product, which reflected a competitive holiday release schedule as well as the ongoing impact of the transition from physical to digital sales in the recorded music industry.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$264	$291	$(27)	-9%
Product costs	147	200	(53)	-27%
Licensing costs	31	20	11	55%

Total cost of revenues	$442	$511	$(69)	-14%

Our cost of revenues decreased by $69 million, or 14%, to $442 million for the three months ended December 31, 2010 from $511 million for the three months ended December 31, 2009. Expressed as a percentage of revenues, cost of revenues were 56% for the three months ended December 31, 2010 and 2009.

Artist and repertoire costs decreased by $27 million, or 9%, to $264 million for the three months ended December 31, 2010 from $291 million for the three months ended December 31, 2009. The decrease in artist and repertoire costs was primarily driven by decreased revenues for the current-year quarter. Artist and repertoire costs increased as a percentage of revenues from 32% for the three months ended December 31, 2009 to 33% in the three months ended December 31, 2010 as a result of the timing of our artist and repertoire spending and change in product mix.

Product costs decreased as a percentage of revenues from 22% for the three months ended December 31, 2009 to 19% in the three months ended December 31, 2010, primarily as a result of effective supply chain management, the continuing change in mix from the sale of physical products to digital products and lower non-traditional recorded music business costs related to our European concert promotion business.

Licensing costs increased $11 million, or 55%, to $31 million for the three months ended December 31, 2010 from $20 million for the three months ended December 31, 2009, primarily as a result of the increase in licensing revenues. Licensing costs as a percentage of licensing revenues increased from 32% for the three months ended December 31, 2009 to 42% for the three months ended December 31, 2010, primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$134	$147	$(13)	-9%
Selling and marketing expense	116	138	(22)	-16%
Distribution expense	16	19	(3)	-16%

Total selling, general and administrative expense	$266	$304	$(38)	-13%

(1)	Includes depreciation expense of $9 million for the three months ended December 31, 2010 and 2009.

Total selling, general and administrative expense decreased by $38 million, or 13%, to $266 million for the three months ended December 31, 2010 from $304 million for the three months ended December 31, 2009. Expressed as a percentage of revenues, selling, general and administrative expenses increased from 33% for the three months ended December 31, 2009 to 34% for the three months ended December 31, 2010.

General and administrative expenses decreased by $13 million, or 9%, to $134 million for the three months ended December 31, 2010 from $147 million for the three months ended December 31, 2009. Expressed as a percentage of revenues, general and administrative expenses increased from 16% for the three months ended December 31, 2009 to 17% for the three months ended December 31, 2010, primarily driven by severance charges of $11 million taken during the current-year quarter related to our Recorded Music operations, as compared with $5 million taken during the prior-year quarter.

Selling and marketing expense decreased by $22 million, or 16%, to $116 million for the three months ended December 31, 2010 from $138 million for the three months ended December 31, 2009, primarily related to lower variable marketing expense as a result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense remained flat at 15% for the three months ended December 31, 2010 and 2009.

Distribution expense decreased by $3 million, or 16%, to $16 million for the three months ended December 31, 2010 from $19 million for the three months ended December 31, 2009. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the three months ended December 31, 2010 and 2009.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to WMG Acquisition Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to WMG Acquisition Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
OIBDA	$90	$112	$(22)	-20%
Depreciation expense	(9)	(9)	—	—
Amortization expense	(54)	(56)	2	-4%

Operating income	27	47	(20)	-43%
Interest expense, net	(41)	(45)	4	-9%
Other income, net	—	1	(1)	-100%

(Loss) income before income taxes	(14)	3	(17)	—
Income tax benefit (expense)	3	(13)	16	—

Net loss	(11)	(10)	(1)	10%
Less: income attributable to noncontrolling interest	—	(1)	1	-100%

Net loss attributable to WMG Acquisition Corp.	$(11)	$(11)	$—	—

OIBDA

Our OIBDA decreased by $22 million to $90 million for the three months ended December 31, 2010 as compared to $112 million for the three months ended December 31, 2009. Expressed as a percentage of revenues, total OIBDA margin decreased from 12%, for the three months ended December 31, 2009, to 11%, for the three months ended December 31, 2010. Our OIBDA decrease was primarily driven by decreased revenues and increased severance charges related to our Recorded Music operations in the current-year quarter, partially offset by the decrease in artist and repertoire costs, product costs and selling and marketing expense noted above.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense remained flat at $9 million for the three months ended December 31, 2010 and 2009.

Amortization expense

Amortization expense decreased from $56 million, for the three months ended December 31, 2009, to $54 million for the three months ended December 31, 2010. The decrease was due primarily to certain intangible assets being fully amortized during the current-year quarter.

Operating income

Our operating income decreased $20 million to $27 million, for the three months ended December 31, 2010 as compared to operating income of $47 million for the prior period. The decrease in operating income was primarily a result of the decrease in OIBDA, partially offset by the decrease in amortization expense noted above.

Interest expense, net

Our interest expense, net, decreased $4 million, or 9%, to $41 million for the three months ended December 31, 2010 as compared to $45 million for the three months ended December 31, 2009. The decrease was primarily driven by changes in foreign currency exchange rates related to our sterling denominated notes.

See “—Financial Condition and Liquidity” for more information.

Other income, net

Other income for the three months ended December 31, 2010 and 2009 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax expense

We provided income tax benefit of $3 million for the three months ended December 31, 2010 as compared to an expense of $13 million for the three months ended December 31, 2009. The decrease in income tax expense was primarily due to losses in foreign territories and one-time benefits related to acquisitions during the three months ended December 31, 2010, offset by additional tax reserves.

We are currently under examination by various taxing authorities. We expect that $7 million of the total accrual of uncertain tax positions, which is $15 million as of December 31, 2010, will be paid during the next twelve months.

Net loss

Our net loss increased by $1 million, to a net loss of $11 million for the three months ended December 31, 2010 as compared to net loss of $10 million for the three months ended December 31, 2009. The increase was a result of decreased OIBDA partially offset by our current tax benefit position.

Noncontrolling interests

Income attributable to noncontrolling interests was $1 million for the three months ended December 31, 2009.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
Recorded Music
Revenue	$673	$783	$(110)	-14%
OIBDA	90	113	(23)	-20%
Operating income	$47	$68	(21)	-31%
Music Publishing
Revenue	$120	$141	$(21)	-15%
OIBDA	18	22	(4)	-18%
Operating income	$—	$4	$(4)	-100%
Corporate expenses and eliminations
Revenue	$(4)	$(6)	$2	33%
OIBDA	(18)	(23)	5	22%
Operating loss	$(20)	$(25)	$5	-20%
Total
Revenue	$789	$918	$(129)	-14%
OIBDA	90	112	(22)	-20%
Operating income	$27	$47	$(20)	-43%

Recorded Music

Revenues

Recorded Music revenues decreased by $110 million, or 14%, to $673 million for the three months ended December 31, 2010 from $783 million for the three months ended December 31, 2009. Prior to intersegment eliminations, Recorded Music revenues represented 85% of consolidated revenues, for the three months ended December 31, 2010 and 2009. U.S. Recorded Music revenues were $257 million and $284 million, or 38% and 36% of Recorded Music revenues for the three months ended December 31, 2010 and 2009, respectively. International Recorded Music revenues were $416 million and $499 million, or 62% and 64% of consolidated Recorded Music revenues for the three months ended December 31, 2010 and 2009, respectively. This performance reflected a competitive holiday release schedule and the ongoing impact of the transition from physical to digital sales. The increases in digital revenue have not yet fully offset the decline in physical revenue. We believe this is attributable to the ability of consumers in the digital space to purchase individual tracks from an album rather than purchase the entire album and the ongoing issue of piracy. Digital revenues increased by $6 million, or 3%, for the three months ended December 31, 2010, largely due to continued international download growth and the roll-out and consumer adoption of new streaming services. Digital revenue, especially in the U.S., is increasingly related to our overall release schedule and the timing and success of new products and service introductions. Licensing revenues increased $11 million, or 17%, to $74 million for the three months ended December 31, 2010, driven primarily by increases in licensing our recorded music assets in film and television as well as compilations. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased by $92 million, or 12%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$179	$194	$(15)	-8%
Product costs	148	200	(52)	-26%
Licensing costs	31	20	11	55%

Total cost of revenues	$358	$414	$(56)	-14%

Recorded Music cost of revenues decreased $56 million, or 14%, for the three months ended December 31, 2010. Expressed as a percentage of Recorded Music revenues, cost of revenues remained flat at 53% for the three months ended December 31, 2010 and 2009. The decrease in product costs of $52 million was primarily as a result of effective supply chain management, the change in mix from the sale of physical products to digital products and lower non-traditional recorded music business costs related to our European concert promotion business. The decrease in artist and repertoire costs of $15 million was primarily driven by decreased revenues for the current-year quarter. The increase in licensing costs of $11 million was driven primarily by the increase in licensing revenue and changes in revenue mix.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$100	$107	$(7)	-7%
Selling and marketing expense	115	136	(21)	-15%
Distribution expense	16	19	(3)	-16%

Total selling, general and administrative expense	$231	$262	$(31)	-12%

(1)	Includes depreciation expense of $6 million for the three months ended December 31, 2010 and 2009.

Recorded Music selling, general and administrative expense decreased $31 million, for the three months ended December 31, 2010. The decrease in selling and marketing expense was primarily the result of our efforts to better align selling and marketing expenses with revenues earned, the timing of our releases and the effect of continued cost-management efforts. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense increased from 33% for the three months ended December 31, 2009 to 34% for the three months ended December 31, 2010, driven by severance charges of $11 million taken during the current-year quarter related to our Recorded Music operations, as compared with $3 million taken during the prior-year quarter, partially offset by realization of cost savings from management initiatives taken in prior periods.

OIBDA and Operating Income

Recorded Music OIBDA was $90 million for the three months ended December 31, 2010 as compared to $113 million for the three months ended December 31, 2009. Recorded Music operating income included the following (in millions):

	For the Three Months Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
OIBDA	$90	$113	$(23)	-20%
Depreciation and amortization	(43)	(45)	2	-4%

Operating income	$47	$68	$(21)	-31%

Recorded Music OIBDA decreased by $23 million, or 20%, to $90 million for the three months ended December 31, 2010 compared to $113 million for the three months ended December 31, 2009. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin decreased to 13% for the three months ended December 31, 2010 from 14% for the three months ended December 31, 2009. Our Recorded Music OIBDA decrease was primarily driven by the decrease in revenues and increased severance charges, partially offset by the realization of cost savings from management initiatives taken in prior periods and the decrease in artist and repertoire costs, product costs and selling and marketing expense noted above.

Recorded Music operating income decreased by $21 million, due primarily to the decrease in OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues decreased by $21 million, or 15%, to $120 million for the three months ended December 31, 2010 from $141 million for the three months ended December 31, 2009. Prior to intersegment eliminations, Music Publishing revenues represented 15% of consolidated revenues, for the three months ended December 31, 2010 and 2009. U.S. Music Publishing revenues were $40 million and $47 million, or 33% of Music Publishing revenues for the three months ended December 31, 2010 and 2009, respectively. International Music Publishing revenues were $80 million and $94 million, or 67% of Music Publishing revenues for the three months ended December 31, 2010 and 2009, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $17 million, or 12%, for the three months ended December 31, 2010.

The decrease in Music Publishing revenue was driven primarily by the decreases in mechanical revenue, performance revenue and digital revenue. These decreases reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry, the timing of cash collections, an interim reduction in royalty rates related to radio performances in the U.S. and our decision not to renew certain low margin administrative deals.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$89	$103	$(14)	-14%

Total cost of revenues	$89	$103	$(14)	-14%

Music Publishing cost of revenues decreased $14 million, or 14%, to $89 million for the three months ended December 31, 2010, from $103 million for the three months ended December 31, 2009. The decrease in cost of revenues was driven primarily a combination of lower revenues in the current year quarter and lower costs associated with certain administrative deals which we decided not to renew. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues increased to 74% for the three months ended December 31, 2010 from 73% for the three months ended December 31, 2009, primarily as a result of changes in revenue mix.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts (in millions):

	For the Three Months Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$14	$17	$(3)	-18%

Total selling, general and administrative expense	$14	$17	$(3)	-18%

(1)	Includes depreciation expense of $1 million for the three months ended December 31, 2010 and 2009.

Music Publishing selling, general and administrative expense decreased to $14 million for the three months ended December 31, 2010 as compared with $17 million for the three months ended December 31, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained flat at 12% for the three months ended December 31, 2010 and 2009.

OIBDA and Operating Income

Music Publishing operating income includes the following (in millions):

	For the Three Months Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
OIBDA	$18	$22	$(4)	-18%
Depreciation and amortization	(18)	(18)	—	—

Operating income	$—	$4	$(4)	-100%

Music Publishing OIBDA decreased $4 million to $18 million for the three months ended December 31, 2010 from $22 million for the three months ended December 31, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin was 15% and 16% for the three months ended December 31, 2010 and 2009, respectively. The decrease in OIBDA was due primarily to lower revenues and changes in revenue mix noted above.

Music Publishing operating income decreased by $4 million due to the decrease in OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased from $23 million for the three months ended December 31, 2009 to $18 million for the three months ended December 31, 2010, primarily as a result of the realization of cost savings from management initiatives taken in prior periods.

Our operating loss from corporate expenses and eliminations decreased from $25 million for the three months ended December 31, 2009 to $20 million for the three months ended December 31, 2010 due to the decrease in OIBDA loss noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At December 31, 2010, we had $1.685 billion of debt, $99 million of cash and equivalents (net debt of $1.586 billion, defined as total debt less cash and equivalents and short-term investments) and a $181 million shareholder’s deficit. This compares to $1.687 billion of debt, $263 million of cash and equivalents (net debt of $1.424 billion, defined as total debt less cash and equivalents and short-term investments) and a $174 million shareholder’s deficit at September 30, 2010. Net debt increased by $162 million as a result of (i) a $164 million decrease in cash and equivalents and (ii) a $1 million increase related to the accretion on our Senior Secured Notes partially offset by (ii) a $3 million decrease related to the impact of foreign exchange rates on our Sterling-denominated Senior Subordinated Notes.

The $7 million increase in shareholder’s deficit during the three months ended December 31, 2010 consisted of $11 million of net loss for the three months ended December 31, 2010, partially offset by $2 million of stock based compensation, foreign currency exchange movements of $1 million, and $1 million related to deferred gains on derivative financial instruments.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2010 and 2009 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following in millions:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Cash used in:
Operating activities	$(101)	$(42)
Investing activities	(66)	(2)
Financing activities	—	—

Operating Activities

Cash used in operating activities was $101 million for the three months ended December 31, 2010 compared with $42 million for the three months ended December 31, 2009. The $59 million increase in cash used in operations related to a combination of lower OIBDA during the current-year quarter, the variable timing of our working capital requirements which include the timing of sales and collections in the period, the timing of artist and repertoire spend compared to prior year and an increase in cash paid for severance. Cash interest amounted to $76 million for the three months ended December 31, 2010 as compared with $81 million for the three months ended December 31, 2009.

Investing Activities

Cash used in investing activities was $66 million for the three months ended December 31, 2010 as compared with $2 million for the three months ended December 31, 2009. The $66 million of cash used in investing consisted of $44 million to acquire businesses, $14 million to acquire music publishing rights and $8 million for capital expenditures. The $2 million of cash used in investing activities in the three months ended December 31, 2009 consisted of $7 million in capital expenditures and $4 million to acquire music publishing rights, offset by $9 million of cash proceeds received in connection with the sale of our equity investment in lala media, inc.

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

As of December 31, 2010, our long-term debt consisted of $1.1 billion aggregate principal amount of Senior Secured Notes less unamortized discount of $34 million, and $619 million of Acquisition Corp. Senior Subordinated Notes.

Senior Secured Notes

As of December 31, 2010, Acquisition Corp. had $1.066 billion of debt represented by the Acquisition Corp. Senior Secured Notes (the “Acquisition Corp. Senior Secured Notes”). The Acquisition Corp. Senior Secured Notes were issued at 96.289% of their face value for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (OID) was $41 million. The OID is equal to the difference between the stated principal amount and the issue price. The OID will be amortized over the term of the Senior Secured Notes using the effective interest rate method and reported as non-cash interest expense. The Acquisition Corp. Senior Secured Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.50% per annum.

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

Senior Subordinated Notes

We have outstanding two tranches of senior subordinated notes due in 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Acquisition Corp. Senior Subordinated Notes”). The Acquisition Corp. Senior Subordinated Notes mature on April 15, 2014 and bear interest payable semi-

annually on April 15 and October 15 of each year at a fixed rate of 7.375% per annum on the $465 million dollar notes and 8.125% per annum on the £100 million Sterling-denominated notes.

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

Holdings Senior Discount Notes

Our immediate parent company, Holdings, issued debt in December of 2004. As of December 31, 2010, Holdings had $258 million of debt represented by the Holdings Senior Discount Notes (the “Holdings Senior Discount Notes”). The Holdings Senior Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments accrued. However, interest accrued on the Holdings Senior Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Senior Discount Notes equaled the principal amount at maturity of $258 million on December 15, 2009. Thereafter, cash interest on the Holdings Senior Discount Notes is payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.5% per annum with the initial cash interest payment paid on June 15, 2010. The Holdings Senior Discount Notes mature on December 15, 2014.

The indenture governing the Holdings Senior Discount Notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits Holdings and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

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

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Acquisition Corp. Senior Secured Notes and Holdings Senior Discount Notes significantly restrict us, Holdings and our other subsidiaries from paying dividends and otherwise transferring assets to Parent. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses), accruing from July 1, 2004 under the indentures governing the Acquisition Corp. Senior Subordinated Notes and the Holdings Senior Discount Notes, and July 1, 2009 under the Acquisition Corp. Senior Secured Notes, plus in each case proceeds from equity offerings and capital contributions, among other items. In addition, as a condition to making such payments to Parent based on such formula, Acquisition Corp. and Holdings must each have a Fixed Charge Coverage Ratio of at least 2.0 to 1.0 after giving effect to any such payments. Notwithstanding such restrictions, the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Holdings Senior Discount Notes and the Acquisition Corp. Senior Secured Notes permit an aggregate of $45 million, $75 million and $50 million, respectively, of such payments to be made by Acquisition Corp. and Holdings pursuant to the indentures, whether or not there is availability under the formula or the conditions to its use are met. The indenture governing the Acquisition Corp. Senior Secured Notes also permits us to make restricted payments not to exceed $90 million in any fiscal year.

We and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Acquisition Corp. Senior Secured Notes and Holdings Senior Discount Notes.

Summary

Management believes that funds generated from our operations will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued industry-wide decline of CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase the Holdings Senior Discount Notes, our Acquisition Corp. Senior Subordinated Notes or our Acquisition Corp. Senior Secured Notes and/or Parent’s common stock in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance the Holdings Senior Discount Notes, our Acquisition Corp. Senior Subordinated Notes and/or our Acquisition Corp. Senior Secured Notes with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 17 to our audited consolidated financial statements for the fiscal year ended September 30, 2010, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates. As of December 31, 2010, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2010.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our U.S. companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, and Australian dollar. During the three months ended December 31, 2010, we had outstanding hedge contracts for the sale of $220 million and the purchase of $174 million of foreign currencies at fixed rates. During the current-year quarter, certain of our foreign exchange contracts expired and new foreign exchange contracts were renewed with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2010, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $5 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of December 31, 2010, these sterling notes had a carrying value of approximately $154 million. Based on the principal amount of Sterling-denominated notes outstanding as of December 31, 2010 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes, other than as noted below, in our internal controls over financial reporting or other factors during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls.

In October 2010, we implemented a new SAP enterprise resource planning application in the U.S. for fiscal 2011. While we will experience changes in internal controls over financial reporting in fiscal 2011 as the implementation occurs throughout the fiscal year, we expect to be able to transition to the new processes and controls with no negative impact to our internal control environment. If we fail to effectively implement the SAP application or if the SAP application fails to operate as designed or intended, it may impact our ability to process transactions accurately and efficiently.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served us with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served us with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed and were later consolidated for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including us, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. Oral argument took place before the Second Circuit Court of Appeals on September 21, 2009. On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including us, filed a petition for rehearing en banc with the Second Circuit. On March 26, 2010, the Second Circuit denied the petition for rehearing en banc. On August 20, 2010, all defendants including us, filed a petition for Certiorari before the Supreme Court. The petition was rejected on January 10, 2011. The case will now return to the trial court. We intend to defend against these lawsuits vigorously, but are unable to predict the outcome of these suits. Any litigation we may become involved in as a result of the inquiries of the Attorney General of the State of New York and the Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

The global organized commercial pirate trade is a significant threat to the music industry. The IIPA estimates that U.S. trade losses due to physical piracy of records and music in 39 key countries/territories around the world with copyright protection and/or enforcement deficiencies totaled $1.5 billion in 2009. In addition, an economic study conducted by Tera Consultants in Europe found that if left unabated, digital piracy could result in an estimated loss of 240 billion Euros in retail revenues for the creative industries – including music – in Europe over the period from 2008 - 2015. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

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

On December 31, 2010, we had $1.066 billion of goodwill and $100 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. We tested our goodwill and other indefinite-lived intangible assets for impairment in the fourth quarter of fiscal 2010 and concluded that such assets were not impaired. We continue to believe that conclusion is appropriate. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholder’s deficit could be adversely affected.

We also had $1.092 billion of definite-lived intangible assets at December 31, 2010. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholder’s deficit.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 63% of our revenues related to operations in foreign territories for the quarter ended December 31, 2010. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of December 31, 2010, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates through the end of the current fiscal year.

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

The U.S. Copyright Act provides authors (or their heirs) a right to terminate U.S. licenses or assignments of rights in their copyrighted works in certain circumstances. This right does not apply to works that are “works made for hire.” Since the effective date of U.S. federal copyright protection for sound recordings (February 15, 1972), virtually all of our agreements with recording artists provide that such recording artists render services under a work-made-for-hire relationship. A termination right exists under the U.S. Copyright Act for U.S. rights in musical compositions that are not “works made for hire.” If any of our commercially available sound recordings were determined not to be “works made for hire,” then the recording artists (or their heirs) could have the right to terminate the U.S. federal copyright rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of release of a recording under a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting at the end of 56 years from the date of copyright). A termination of U.S. federal copyright rights could have an adverse effect on our Recorded Music business. From time to time, authors (or their heirs) can terminate our U.S. rights in musical compositions. However, we believe the effect of those terminations is already reflected in the financial results of our Music Publishing business.

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

We cannot be certain that we will not be required to implement further restructuring activities, make additions or other changes to our management or workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Our inability to structure our operations based on evolving market conditions could impact our business. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any future restructuring efforts will be successful or generate expected cost savings.

We have outsourced our information technology infrastructure and certain finance and accounting functions and may outsource other back-office functions, which will make us more dependent upon third parties.

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we signed a contract during the first quarter of fiscal 2009 with a third-party service provider to outsource a significant portion of our IT infrastructure functions. This outsourcing initiative was a component of our ongoing strategy to monitor our costs and to seek additional cost savings. As a result, we rely on third parties to ensure that our IT needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over IT processes, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our supplier. In addition, in an effort to make our finance and accounting functions more efficient, as well as generate cost savings, we signed a contract during fiscal 2009 with a third-party service provider to outsource certain finance and accounting functions. A failure of our service providers to perform services in a satisfactory manner may have a significant adverse effect on our business. We may outsource other back-office functions in the future, which would increase our reliance on third parties.

Changes to our information technology infrastructure to harmonize our systems and processes may fail to operate as designed and intended.

We regularly implement business process improvement initiatives to harmonize our systems and processes and to optimize our performance. Our current business process initiatives included the delivery of a SAP enterprise resource planning application in the U.S. for fiscal 2011. While we will experience changes in internal controls over financial reporting in fiscal 2011 as the implementation occurs, we expect to be able to transition to the new processes and controls with no negative impact to our internal control environment. If we fail to effectively implement the SAP application or if the SAP application fails to operate as designed and intended, it may impact our ability to process transactions accurately and efficiently.

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

We have recently renewed our agreements with Cinram. On November 16, 2010, we entered into a series of new agreements with Cinram and its affiliates including an agreement with Cinram Manufacturing LLC (formerly Cinram Manufacturing Inc.), Cinram Distribution LLC and Cinram International Inc. for the United States and Canada and an agreement with Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited for certain territories within the European Union. We entered into certain amendments to the agreements in January 2011. Both new agreements, as amended, now expire on January 31, 2014. The terms of the new agreements, as amended, remain substantially the same as the terms of the original 2003 agreements, as amended, but now provide us with the option to use third-party vendors for up to a certain percentage of the volume provided to us by Cinram during the 2010 calendar year (and up to a higher percentage upon the occurrence of certain events). In addition, we have expanded termination rights. As Cinram continues to be our primary supplier of manufacturing and distribution services in the U.S., Canada and part of Europe, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, or was unable to otherwise continue to provide services, we may have difficulty satisfying our commitments to our wholesale and retail customers in the short term until we more fully transitioned to an alternate provider, which could have an adverse impact on our revenues. On January 25, 2011, Cinram announced a proposed refinancing and recapitalization transaction. Any inability of Cinram to continue to provide services due to financial distress, refinancing issues or otherwise could also require us to switch to substitute suppliers of these services for more services than currently planned. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels and now also permit us to use third-party vendors for a portion of our service requirements, and there are several capable substitute suppliers, it might be costly for us to switch to substitute suppliers for any such services, particularly in the short term, and the delay and transition time associated with finding substitute suppliers could also have an adverse impact on our revenues.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of December 31, 2010, our total consolidated indebtedness was $1.685 billion.

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

French Legal Proceedings

In June 2010, Edgar Bronfman, Jr., our Chairman and CEO, was part of a trial in the Trial Court in Paris involving six other individuals, including the former CEO, CFO, and COO of Vivendi Universal. The other individuals faced various criminal charges and civil claims relating to Vivendi, including Vivendi’s financial disclosures, the appropriateness of executive compensation, and trading in Vivendi stock. Mr. Bronfman was formerly the Vice Chairman of Vivendi and faced a charge and claims relating to certain trading in Vivendi stock in January 2002. At the trial, the public prosecutor and the lead civil claimant both took the position that Mr. Bronfman should be acquitted. On January 21, 2011, the court found Mr. Bronfman guilty of the charge relating to his trading in Vivendi stock, found him not liable to the civil claimants, and imposed a fine of 5 million euros and a suspended sentence of 15 months. Mr. Bronfman has appealed the judgment and believes that his trading in Vivendi stock was proper. The civil claimants have filed an appeal as to their civil claims. Under French law, the penalty is suspended pending the final outcome of the case.

ITEM 6.	EXHIBITS

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of WMG Acquisition Corp. (1)

3.2	Amended and Restated Bylaws of WMG Acquisition Corp. (2)

10.1	US/Canada Manufacturing and PP&S Agreement, effective as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc. (3) *

10.2	US/Canada Transition Agreement, executed as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc. (3) *

10.3	International Manufacturing and PP&S Agreement, effective as of July 1, 2010, between WEA International, Inc. and Cinram International Inc. (3) *

10.4	International Transition Agreement, executed as of July 1, 2010, between WEA International, Inc. and Cinram International Inc. (3) *

10.5	Warner Music Group Corp. Deferred Compensation Plan (4) †

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	An application for confidential treatment for selected portions of these agreements has been filed with the Securities and Exchange Commission.
**	Filed herewith.
***	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
(1)	Incorporated by reference to exhibit 3.196 to WMG Acquisition Corp’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-12122).
(2)	Incorporated by reference to exhibit 3.197 to WMG Acquisition Corp’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-12122).
(3)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-32502)
(4)	Incorporated by reference to Warner Music Corp.’s Registration Statement on Form S-8 (File No. 333-170771).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2011

WMG ACQUISITION CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ STEVEN MACRI
Name:	Steven Macri
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)