Form 10-Q
period 2011-03-31
WMG Acquisition Corp
filed 2011-05-10
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the Registrant’s common stock is indirectly owned by Warner Music Group Corp.

WMG ACQUISITION CORP.

ITEM 1.	FINANCIAL STATEMENTS

WMG Acquisition Corp.

Consolidated Balance Sheets (Unaudited)

	March 31, 2011	September 30, 2010
	(in millions)
Assets
Current assets:
Cash and equivalents	$155	$263
Accounts receivable, less allowances of $88 and $111 million	337	434
Inventories	31	37
Royalty advances expected to be recouped within one year	168	143
Deferred tax assets	30	30
Other current assets	54	46

Total current assets	775	953
Royalty advances expected to be recouped after one year	207	189
Property, plant and equipment, net	123	121
Goodwill	1,084	1,057
Intangible assets subject to amortization, net	1,103	1,119
Intangible assets not subject to amortization	100	100
Other assets	64	65

Total assets	$3,456	$3,604

Liabilities and Deficit
Current liabilities:
Accounts payable	$151	$206
Accrued royalties	1,041	1,034
Accrued liabilities	221	314
Accrued interest	53	52
Deferred revenue	116	100
Other current liabilities	—	8

Total current liabilities	1,582	1,714
Long-term debt	1,693	1,687
Deferred tax liabilities	166	169
Other noncurrent liabilities	165	154

Total liabilities	3,606	3,724

Commitments and Contingencies (See Note 8)
Deficit:
Additional paid-in capital	149	142
Accumulated deficit	(412)	(369)
Accumulated other comprehensive income, net	63	53

Total WMG Acquisition Corp. shareholder’s deficit	(200)	(174)
Noncontrolling interest	50	54

Total deficit	(150)	(120)

Total liabilities and deficit	$3,456	$3,604

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in millions, except per share data)
Revenues	$682	$666	$1,471	$1,586
Costs and expenses:
Cost of revenues	(357)	(329)	(799)	(846)
Selling, general and administrative expenses (a)	(254)	(259)	(520)	(559)
Amortization of intangible assets	(55)	(54)	(109)	(110)

Total costs and expenses	(666)	(642)	(1,428)	(1,515)

Operating income	16	24	43	71
Interest expense, net	(41)	(40)	(82)	(85)
Other expense, net	(1)	(4)	(1)	(3)

Loss before income taxes	(26)	(20)	(40)	(17)
Income tax expense	(7)	(2)	(4)	(15)

Net loss	(33)	(22)	(44)	(32)
Less: loss attributable to noncontrolling interest	1	3	1	2

Net loss attributable to WMG Acquisition Corp.	$(32)	$(19)	$(43)	$(30)

(a) Includes depreciation expense of:	$(11)	$(9)	$(20)	$(18)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010
	(in millions)
Cash flows from operating activities
Net loss	$(44)	$(32)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	129	128
Deferred income taxes	(8)	(6)
Impairment of cost-method investment	—	1
Non-cash interest expense	6	9
Non-cash stock-based compensation expense	7	5
Other non-cash items	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	105	136
Inventories	7	6
Royalty advances	(35)	4
Accounts payable and accrued liabilities	(170)	(191)
Accrued interest	1	(5)
Other balance sheet changes	8	(5)

Net cash provided by operating activities	5	51

Cash flows from investing activities
Investments and acquisitions of businesses	(57)	(6)
Acquisition of publishing rights	(47)	(29)
Proceeds from the sale of investments	—	9
Capital expenditures	(22)	(15)

Net cash used in investing activities	(126)	(41)

Cash flows from financing activities
Distribution to noncontrolling interest holder	(1)	(2)

Net cash used in financing activities	(1)	(2)

Effect of exchange rate changes on cash and equivalents	14	(9)

Net decrease in cash and equivalents	(108)	(1)
Cash and equivalents at beginning of period	263	196

Cash and equivalents at end of period	$155	$195

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statement of Deficit (Unaudited)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total WMG Acquisition Corp. Shareholder’s Deficit	Noncontrolling Interests	Total Equity (Deficit)
Balance at September 30, 2010	$142	$(369)	$53	$(174)	$54	$(120)
Comprehensive loss:
Net loss	—	(43)	—	(43)	(1)	(44)
Foreign currency translation adjustment	—	—	9	9	—	9
Deferred gains on derivative financial instruments	—	—	1	1	—	1

Total comprehensive loss	—	—	—	(33)	(1)	(34)
Noncontrolling interests of acquired businesses	—	—	—	—	(3)	(3)
Stock based compensation	7	—	—	7	—	7

Balance at March 31, 2011	$149	$(412)	$63	$(200)	$50	$(150)

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

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to March 31, 2011 and 2010 relate to the three-month periods March 25, 2011 and March 26, 2010, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has deemed that other than as described in footnote 13, no additional disclosures are necessary.

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

	Foreign Currency Translation Gain (Losses)	Minimum Pension Liability Adjustment	Derivative Financial Instruments Gain (Losses)	Accumulated Other Comprehensive Income
	(in millions)
Balance at September 30, 2010	$58	$(3)	$(2)	$53

Activity through March 31, 2011	9	—	1	10

Balance at March 31, 2011	$67	$(3)	$(1)	$63

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the three months ended March 31, 2011 (in millions):

	Recorded Music	Music Publishing	Total
Balance at September 30, 2010	$463	$594	$1,057
Acquisitions	14	7	21
Dispositions	—	—	—
Other (b)	6	—	6

Balance at March 31, 2011	$483	$601	$1,084

Intangible Assets

Intangible assets consist of the following (in millions):

	September 30, 2010	Acquisitions (a)	Other (b)	March 31, 2011
Intangible assets subject to amortization:
Recorded music catalog	$1,376	—	5	$1,381
Music publishing copyrights	976	68	19	1,063
Artist contracts	79	—	1	80
Trademarks	31	—	—	31
Other intangible assets	9	—	—	9

	2,471	68	25	2,564
Accumulated amortization	(1,352)			(1,461)

Total net intangible assets subject to amortization	1,119			1,103
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,219			$1,203

(a)	The acquisition of music publishing copyrights for the six months ended March 31, 2011 primarily includes Southside Independent Music Publishing and 615 Music.
(b)	Other represents foreign currency translation adjustments.

5. Restructuring Costs

Acquisition-Related Restructuring Costs

In connection with the Acquisition that was effective as of March 1, 2004, the Company reviewed its operations and implemented several plans to restructure its operations. As part of these restructuring plans, the Company recorded a restructuring liability during 2004, which included costs to exit and consolidate certain activities of the Company, costs to exit certain leased facilities and operations such as international distribution operations, costs to terminate employees and costs to terminate certain artist, songwriter, co-publisher and other contracts. Such liabilities were recognized as part of the cost of the Acquisition. As of March 31, 2011, the Company had approximately $17 million of liabilities outstanding primarily related to long-term lease obligations for vacated facilities, which are expected to be settled by 2019 and $42 million of liabilities outstanding primarily related to revaluations of artist and other contracts.

6. Debt

The Company’s long-term debt consists of (in millions):

	March 31, 2011	September 30, 2010
9.5% Senior Secured Notes due 2016 (a)	$1,067	$1,065
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014.	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014 (b)	161	157

Total long term debt	$1,693	$1,687

(a)	9.5% Senior Secured Notes due 2016; face amount of $1.1 billion less unamortized discount of $33 million at March 31, 2011 and $35 million at September 30, 2010.
(b)	Change represents the impact of foreign currency exchange rates on the carrying value of the £100 million Sterling-denominated notes.

7. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to Parent’s stock-based awards for the three and six months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010
Recorded Music	$3	$1	$4	$3
Music Publishing	—	—	—	—
Corporate expenses	2	1	3	2

Total	$5	$2	$7	$5

During the six months ended March 31, 2011, Parent awarded 44,963 shares of restricted stock and 1,910,000 stock options to its employees. During the six months ended March 31, 2010, Parent awarded 35,309 shares of restricted stock and 185,000 stock options to its employees.

8. Commitments and Contingencies

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

On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including the Company, filed a petition for rehearing en banc with the Second Circuit. On March 26, 2010, the Second Circuit denied the petition for rehearing en banc. On August 20, 2010 all defendants including the Company, filed a petition for Certiorari before the Supreme Court. The petition was rejected on January 10, 2011. The case is now with the trial court. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

9. Derivative Financial Instruments

The Company uses derivative financial instruments primarily foreign currency forward exchange contracts (“FX Contracts”) for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates.

The Company enters into FX Contracts primarily to hedge its royalty payments and balance sheet items denominated in foreign currency. The Company applies hedge accounting to FX Contracts for cash flows related to royalty payments. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are recognized in Other Comprehensive Income (“OCI”) for unrealized items and recognized in earnings for realized items. The Company elects to not apply hedge accounting to foreign currency exposures related to balance sheet items. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs). Refer to Note 12.

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

10. Segment Information

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

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
March 31, 2011
Revenues	$550	$137	$(5)	$682
OIBDA	54	50	(22)	82
Depreciation of property, plant and equipment	(7)	(1)	(3)	(11)
Amortization of intangible assets	(37)	(18)	—	(55)

Operating income (loss)	$10	$31	$(25)	$16

March 31, 2010
Revenues	$538	$134	$(6)	$666
OIBDA	49	61	(23)	87
Depreciation of property, plant and equipment	(6)	(1)	(2)	(9)
Amortization of intangible assets	(37)	(17)	—	(54)

Operating income (loss)	$6	$43	$(25)	$24

Six Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
March 31, 2011
Revenues	$1,223	$257	$(9)	$1,471
OIBDA	144	68	(40)	172
Depreciation of property, plant and equipment	(13)	(2)	(5)	(20)

Six Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
Amortization of intangible assets	(74)	(35)	—	(109)

Operating income (loss)	$57	$31	$(45)	$43

March 31, 2010
Revenues	$1,323	$275	$(12)	$1,586
OIBDA	162	83	(46)	199
Depreciation of property, plant and equipment	(12)	(2)	(4)	(18)
Amortization of intangible assets	(76)	(34)	—	(110)

Operating income (loss)	$74	$47	$(50)	$71

11. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $76 million and $81 million during the six months ended March 31, 2011 and 2010, respectively. The Company paid approximately $18 million and $21 million of income and withholding taxes during the six months ended March 31, 2011 and 2010, respectively. The Company received $8 million and $6 million of income tax refunds during the six months ended March 31, 2011 and 2010, respectively.

12. Fair Value Measurements

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2011. Derivatives not designated as hedging instruments primarily represent the balances below and the gains and losses on these financial instruments are included as other income of approximately $1 million in the statement of operations. Derivatives designated as hedging instruments as of March 31, 2011 are not material to the Company’s financial statements.

	Fair Value Measurements as of March 31, 2011
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(2)	$—	$(2)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(12)	$(12)

(a)	The fair value of foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

(b)	This represents purchase obligations and contingent consideration related to our various acquisitions. This is based on a discounted cash flow (“DCF”) approach and it is adjusted to fair value on a recurring basis.

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

Fair Value of Debt

Based on the level of interest rates prevailing at March 31, 2011, the fair value of the Company’s fixed-rate debt exceeded the carrying value by approximately $103 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

13. Subsequent Events

Entry into Agreement to Sell the Parent

On May 6, 2011 the Parent entered into an Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), with Airplanes Music LLC, a Delaware limited liability company (“Airplanes”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Airplanes (“Merger Sub” and, together with Airplanes, the “Acquiring Parties”). The Acquiring Parties are affiliated with Access Industries, Inc.

The Merger Agreement provides for, upon the terms and subject to the conditions in the Merger Agreement, the merger of Merger Sub with and into the Parent with the Parent surviving as a wholly-owned subsidiary of Airplanes (the “Merger”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Parent (other than any shares owned by the Parent or its wholly-owned subsidiaries or the Acquiring Parties or their respective affiliates or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law), will be cancelled and will be converted automatically into the right to receive $8.25 in cash, without interest. The closing of the Merger is subject to customary conditions, including the approval by the holders of a majority of the outstanding shares of the Parent’s common stock entitled to vote on the Merger and certain regulatory approvals. It is anticipated that the transaction will be completed in the third calendar quarter of this year. For additional details regarding the Merger Agreement, please see our Current Report on Form 8-K, dated May 9, 2011, filed with the SEC.

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

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

March 31, 2011

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$70	$85	$—	$155
Accounts receivable, net	3	138	196	—	337
Due (to) from parent companies	(1,058)	1,195	(136)	(1)	—
Inventories	—	10	21	—	31
Royalty advances expected to be recouped within one year	—	97	71	—	168
Deferred tax assets	—	—	30	—	30
Other current assets	—	11	43	—	54

Total current assets	(1,055)	1,521	310	(1)	775
Royalty advances expected to be recouped after one year	—	119	88	—	207
Investments in and advances to (from) consolidated subsidiaries	2,769	745	23	(3,537)	—
Property, plant and equipment, net	—	86	37	—	123
Goodwill	—	306	778	—	1,084
Intangible assets subject to amortization, net	—	592	511	—	1,103
Intangible assets not subject to amortization	—	90	10	—	100
Other assets	31	17	16	—	64

Total assets	$1,745	$3,476	$1,773	$(3,538)	$3,456

Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$66	$85	$—	$151
Accrued royalties	—	632	409	—	1,041
Accrued liabilities	1	87	133	—	221
Accrued interest	53	—	—	—	53
Deferred revenue	—	41	75	—	116
Other current liabilities	—	—	—	—	—

Total current liabilities	54	826	702	—	1,582
Long-term debt	1,693	—	—	—	1,693
Deferred tax liabilities, net	—	61	105	—	166
Other noncurrent liabilities	6	90	58	11	165

Total liabilities	1,753	977	865	11	3,606

Total WMG Acquisition Corp. shareholder’s’ deficit	(8)	2,499	858	(3,549)	(200)

Noncontrolling interest	—	—	50	—	50
Total deficit	(8)	2,499	908	(3,549)	(150)

Total liabilities and deficit	$1,745	$3,476	$1,773	$(3,538)	$3,456

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

September 30, 2010

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$135	$128	$—	$263
Accounts receivable, net	2	171	261	—	434
Due (to) from parent companies	(1,121)	1,207	(85)	(1)	—
Inventories	—	13	24	—	37
Royalty advances expected to be recouped within one year	—	82	61	—	143
Deferred tax asset	—	—	30	—	30
Other current assets	2	14	30	—	46

Total current assets	(1,117)	1,622	449	(1)	953
Royalty advances expected to be recouped after one year	—	109	80	—	189
Investments in and advances to (from) consolidated subsidiaries	2,559	762	—	(3,321)	—
Property, plant, and equipment, net	—	85	36	—	121
Goodwill	—	298	759	—	1,057
Intangible assets subject to amortization, net	—	603	516	—	1,119
Intangible assets not subject to amortization	—	90	10	—	100
Other assets	29	18	18	—	65

Total assets	$1,471	$3,587	$1,868	$(3,322)	$3,604

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$103	$103	$—	$206
Accrued royalties	—	612	422	—	1,034
Accrued liabilities	2	126	186	—	314
Accrued interest	52	—	—	—	52
Deferred revenue	—	29	71	—	100
Other current liabilities	—	6	2	—	8

Total current liabilities	54	876	784	—	1,714
Long-term debt	1,687	—	—	—	1,687
Deferred tax liabilities, net	—	56	113	—	169
Other non-current liabilities	5	97	47	5	154

Total liabilities	1,746	1,029	944	5	3,724

Total WMG Acquisition Corp. shareholder’s (deficit) equity	(275)	2,558	870	(3,327)	(174)
Noncontrolling interest	—	—	54	—	54

Total (deficit) equity	(275)	2,558	924	(3,327)	(120)

Total liabilities and (deficit) equity	$1,471	$3,587	$1,868	$(3,322)	$3,604

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended March 31, 2011 and 2010

	Three months ended March 31, 2011
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenue	—	334	393	(45)	682
Costs and expenses:
Cost of revenues	—	(170)	(227)	40	(357)
Selling, general and administrative expenses	—	(96)	(159)	1	(254)
Amortization of intangible assets	—	(33)	(22)	—	(55)

Total costs and expenses	—	(299)	(408)	41	(666)

Operating income (loss)	—	35	(15)	(4)	16
Interest expense, net	(39)	1	(3)	—	(41)
Equity (losses) gains from consolidated subsidiaries	16	(23)	—	7	—
Other expense, net	(1)	1	(1)	—	(1)

(Loss) income before income taxes	(24)	14	(19)	3	(26)
Income tax expense	(7)	(7)	(3)	10	(7)

Net (loss) income	(31)	7	(22)	13	(33)
Less: loss attributable to noncontrolling interest	—	—	1	—	1

Net (loss) income attributable to WMG Acquisition Corp.	(31)	7	(21)	13	(32)

	Three months ended March 31, 2010
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenue	—	343	378	(55)	666
Costs and expenses:
Cost of revenues	—	(173)	(209)	53	(329)
Selling, general and administrative expenses	—	(95)	(164)	—	(259)
Amortization of intangible assets	—	(33)	(21)	—	(54)

Total costs and expenses	—	(301)	(394)	53	(642)

Operating income (loss)	—	42	(16)	(2)	24
Interest expense, net	(36)	(3)	(1)	—	(40)
Equity gains (losses) from consolidated subsidiaries	17	(14)	—	(3)	—
Other expense, net	—	(2)	(2)	—	(4)

(Loss) income before income taxes	(19)	23	(19)	(5)	(20)
Income tax expense	(2)	(2)	1	1	(2)

Net (loss) income	(21)	21	(18)	(4)	(22)
Less: loss attributable to noncontrolling interest	—	—	3	—	3

Net (loss) income attributable to WMG Acquisition Corp.	(21)	21	(15)	(4)	(19)

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Six Months Ended March 31, 2011 and 2010

	Six months ended March 31, 2011
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
Revenue	—	654	907	(90)	1,471
Costs and expenses:
Cost of revenues	—	(329)	(550)	80	(799)
Selling, general and administrative expenses	—	(185)	(347)	12	(520)
Amortization of intangible assets	—	(65)	(44)	—	(109)

Total costs and expenses	—	(579)	(941)	92	(1,428)

Operating income (loss)	—	75	(34)	2	43
Interest expense, net	(78)	2	(6)	—	(82)
Equity gains (losses) from consolidated subsidiaries	43	(26)	—	(17)	—
Other income (expense), net	—	2	(3)	—	(1)

(Loss) income before income taxes	(35)	53	(43)	(15)	(40)
Income tax expense	(4)	(6)	(5)	11	(4)

Net (loss) income	(39)	47	(48)	(4)	(44)
Less: loss attributable to noncontrolling interest	—	—	1	—	1

Net (loss) income attributable to WMG Acquisition Corp.	(39)	47	(47)	(4)	(43)

	Six months ended March 31, 2010
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
Revenue	—	699	1,000	(113)	1,586
Costs and expenses:
Cost of revenues	—	(356)	(594)	104	(846)
Selling, general and administrative expenses	—	(205)	(357)	3	(559)
Amortization of intangible assets	—	(65)	(45)	—	(110)

Total costs and expenses	—	(626)	(996)	107	(1,515)

Operating income (loss)	—	73	4	(6)	71
Interest expense, net	(74)	(8)	(3)	—	(85)
Equity gains (losses) from consolidated subsidiaries	62	(6)	—	(56)	—
Other income (expense), net	1	(2)	(2)	—	(3)

(Loss) income before income taxes	(11)	57	(1)	(62)	(17)
Income tax expense	(15)	(16)	(7)	23	(15)

Net (loss) income	(26)	41	(8)	(39)	(32)
Less: loss attributable to noncontrolling interest	—	—	2	—	2

Net (loss) income attributable to WMG Acquisition Corp.	(26)	41	(6)	(39)	(30)

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2011

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(39)	$47	$(48)	$(4)	$(44)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	79	50	—	129
Deferred income taxes	—	—	(8)	—	(8)
Non-cash interest expense	6	—	—	—	6
Non-cash, stock-based compensation expense	—	7	—	—	7
Equity losses (gains) from consolidated subsidiaries	(43)	26	—	17	—
Other non-cash items	—	(1)	—	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(1)	33	73	—	105
Inventories	—	3	4	—	7
Royalty advances	—	(25)	(10)	—	(35)
Accounts payable and accrued liabilities	75	(189)	(47)	(9)	(170)
Accrued interest	1	—	—	—	1
Other balance sheet changes	1	4	7	(4)	8

Net cash (used in) provided by operating activities	—	(16)	21	—	5

Cash flows from investing activities
Investments and acquisitions of businesses	—	—	(57)	—	(57)
Acquisition of publishing rights	—	(33)	(14)	—	(47)
Capital expenditures	—	(16)	(6)	—	(22)

Net cash used in investing activities	—	(49)	(77)	—	(126)

Cash flows from financing activities
Distribution to noncontrolling interest holder	—	—	(1)	—	(1)

Net cash used in financing activities	—	—	(1)	—	(1)

Effect of exchange rate changes on cash and equivalents	—	—	14	—	14

Net decrease in cash and equivalents	—	(65)	(43)	—	(108)
Cash and equivalents at beginning of period	—	135	128	—	263

Cash and equivalents at end of period	$—	$70	$85	$—	$155

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2010

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	(26)	41	(8)	(39)	(32)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	78	50	—	128
Deferred income Taxes	—	—	(6)		(6)
Impairment of cost-method investment	—	1	—	—	1
Non-cash interest expense	5	4	—	—	9
Non-cash, stock-based compensation expense	—	5	—	—	5
Equity (income) loss from consolidated subsidiaries	(62)	6	—	56	—
Other non-cash adjustments	—	1	—	—	1
Changes in operating assets and liabilities
Accounts receivable	—	38	98	—	136
Inventories	—	3	3	—	6
Royalty advances	—	(1)	5	—	4
A/P and accrued liabilities	102	(142)	(134)	(17)	(191)
Accrued interest	(5)	—	—	—	(5)
Other balance sheet changes	(14)	4	5	—	(5)

Net cash provided by operating activities	—	38	13	—	51

Cash flows from investing activities
Investments and acquisitions	—	—	(6)	—	(6)
Acquisition of publishing rights	—	(17)	(12)	—	(29)
Proceeds from sale of investments	—	9	—		9
Capital Expenditures	—	(11)	(4)	—	(15)

Net cash used in investing activities	—	(19)	(22)	—	(41)

Cash flows from financing activities
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)

Net cash used in financing activities	—	—	(2)	—	(2)

Effect of foreign exchange rates on cash	—	—	(9)	—	(9)

Net increase (decrease) in cash and equivalents	—	19	(20)	—	(1)
Cash and equivalents at beginning of period	—	59	137	—	196

Cash and equivalents at end of period	—	78	117	—	195

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 (the “Quarterly Report”).

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

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the reliance on a limited number of online music stores and their ability to significantly influence the pricing structure for online music stores;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	the impact an impairment in the carrying value of goodwill or other intangible and long-lived assets could have on our operating results and shareholder’s’ deficit;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

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

•	that changes to our information technology infrastructure to harmonize our systems and processes may fail to operate as designed and intended;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	failure to attract and retain key personnel; and

•	risks and uncertainties, including the satisfaction of specified conditions, associated with the consummation of the proposed merger with Airplanes Music LLC and Airplanes Merger Sub, Inc.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2011 and 2010. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2011 and 2010, as well as a discussion of our financial condition and liquidity as of March 31, 2011. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Severance Charges

During the six months ended March 31, 2011 we took additional actions to further align our cost structure with industry trends. This resulted in severance charges of $18 million for the six months ended March 31, 2011, compared to $11 million for the six months ended March 31, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Revenue by Type
Physical and other	$286	$294	$(8)	-3%
Digital	205	192	13	7%
Licensing	59	52	7	13%

Total Recorded Music	550	538	12	2%
Mechanical	34	40	(6)	-15%
Performance	50	55	(5)	-9%
Synchronization	31	24	7	29%
Digital	17	13	4	31%
Other	5	2	3	—

Total Music Publishing	137	134	3	2%
Intersegment elimination	(5)	(6)	1	-17%

Total Revenue	$682	$666	$16	2%

Revenue by Geographical Location
U.S. Recorded Music	$254	$253	$1	—
U.S. Publishing	61	54	7	13%

Total U.S.	315	307	8	3%
International Recorded Music	296	285	11	4%
International Publishing	76	80	(4)	-5%

Total International	372	365	7	2%
Intersegment eliminations	(5)	(6)	1	-17%

Total Revenue	$682	$666	$16	2%

Total Revenue

Total revenues increased by $16 million, or 2%, to $682 million for the three months ended March 31, 2011 from $666 million for the three months ended March 31, 2010. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenues for the three months ended March 31, 2011 and 2010, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 46% and 54% of total revenues for the three months ended March 31, 2011 and 2010. Excluding the favorable impact of foreign currency exchange rates, total revenues increased $11 million, or 2%.

Total digital revenues after intersegment eliminations increased by $18 million, or 9%, to $220 million for the three months ended March 31, 2011 from $202 million for the three months ended March 31, 2010. Total digital revenues represented 32% and 30% of consolidated revenues for the three months ended March 31, 2011 and 2010, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2011 were comprised of U.S. revenues of $134 million and international revenues of $88 million, or 60% and 40% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2010 were comprised of U.S. revenues of $130 million and international revenues of $75 million, or 63% and 37% of total digital revenues, respectively.

Recorded Music revenues increased by $12 million, or 2%, to $550 million for the three months ended March 31, 2011 from $538 million for the three months ended March 31, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 80% of consolidated revenues, for the three months ended March 31, 2011 and 2010. U.S. Recorded Music revenues were $254 million and $253 million, or 46% and 47% of Recorded Music revenues for the three months ended March 31, 2011 and 2010, respectively. International Recorded Music revenues were $296 million and $285 million, or 54% and 53% of consolidated Recorded Music revenues for the three months ended March 31, 2011 and 2010, respectively. The growth reflected increases in digital revenue, licensing revenue and revenue from our European concert promotion businesses, partially offset by declines in physical sales. The increase in digital revenue was driven by the growth in digital downloads in the U.S. and internationally and emerging digital revenue streams such as Spotify and YouTube, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. Licensing revenue growth was driven primarily by increases in the licensing of our recorded music assets in film, television and compilations. The increases in our European concert promotion business reflected a stronger touring schedule, mostly in France and Italy, as compared with the prior year quarter. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues increased by $6 million, or 1%.

Music Publishing revenues increased by $3 million, or 2%, to $137 million for the three months ended March 31, 2011 from $134 million for the three months ended March 31, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 20% of consolidated revenues, for the three months ended March 31, 2011 and 2010. U.S. Music Publishing revenues were $61 million and $54 million, or 45% and 40% of Music Publishing revenues for the three months ended March 31, 2011 and 2010, respectively. International Music Publishing revenues were $76 million and $80 million, or 55% and 60% of Music Publishing revenues for the three months ended March 31, 2011 and 2010, respectively.

The growth in Music Publishing revenue was driven primarily by increases in synchronization revenue, digital revenue and other revenue, partially offset by expected decreases in mechanical revenue and performance revenue. Synchronization revenue results reflected the improvement of the U.S. advertising market. The increase in digital revenue reflected growth in global digital downloads and certain streaming services. Other music publishing revenue increased primarily as a result of higher print revenue in the U.S. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry and the timing of cash collections. Performance revenue declined primarily as a result of our decision not to renew a low margin administrative deal in the prior year.

Revenue by Geographical Location

U.S. revenues increased by $8 million, or 3%, to $315 million for the three months ended March 31, 2011 from $307 million for the three months ended March 31, 2010. The overall increase in the U.S. Recorded Music business reflected growth in digital downloads and increases in licensing our recorded music assets in film, television and compilations. The increase was partially offset by the continued decline in mobile revenue primarily related to lower ringtone demand and declines in physical sales in the recorded music industry. The overall increase in the U.S. Music Publishing business was driven primarily by increases in synchronization revenue, digital revenue and other revenue, partially offset by the expected decreases in mechanical revenue and performance revenue.

International revenues increased by $7 million, or 2%, to $372 million for the three months ended March 31, 2011 from $365 million for the three months ended March 31, 2010. Excluding the favorable impact of foreign currency exchange rates, total international revenues increased $1 million. The overall increase in the international Recorded Music business reflected growth in global digital downloads and emerging digital streaming services such as Spotify and YouTube and success from our European concert promotion business which reflected a stronger touring schedule, mostly in France and Italy, as compared with the prior year quarter. Revenue growth in France, Canada, Italy and certain Asia-Pacific countries was partially offset by declines in Japan, the U.K. and other parts of Europe. The overall decrease in the international Music Publishing business was driven by the expected decreases in mechanical revenue and performance revenue, partially offset by the increase in digital download revenue and revenue from certain streaming services.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$223	$205	$18	9%
Product costs	115	106	9	8%
Licensing costs	19	18	1	6%

Total cost of revenues	$357	$329	$28	9%

Our cost of revenues increased by $28 million, or 9%, to $357 million for the three months ended March 31, 2011 from $329 million for the three months ended March 31, 2010. Expressed as a percentage of revenues, cost of revenues were 52% for the three months ended March 31, 2011 and 49% for the three months ended March 31, 2010.

Artist and repertoire costs increased by $18 million, or 9%, to $223 million for the three months ended March 31, 2011 from $205 million for the three months ended March 31, 2010. Expressed as a percentage of revenues, artist and repertoire costs increased from 31% for the three months ended March 31, 2010 to 33% in the three months ended March 31, 2011. The increase in artist and repertoire costs was primarily driven by the increase in revenue in the current-year quarter as well as the prior-year quarter impact of a cost-recovery benefit related to the termination of certain artist contracts in our Recorded Music business and an adjustment in royalty reserves in our Music Publishing business.

Product costs increased by $9 million, or 8%, to $115 million for the three months ended March 31, 2011 from $106 million for the three months ended March 31, 2010. The increase in product costs was driven by higher non-traditional recorded music business costs related to the increase in revenue from our European concert promotion businesses, partially offset by effective supply chain management and the continuing change in mix from physical to digital sales. Expressed as a percentage of revenues, product costs increased from 16% for the three months ended March 31, 2010 to 17% in the three months ended March 31, 2011.

Licensing costs increased $1 million, or 6%, to $19 million for the three months ended March 31, 2011 from $18 million for the three months ended March 31, 2010. Licensing costs as a percentage of licensing revenues decreased from 35% for the three months ended March 31, 2010 to 32% for the three months ended March 31, 2011, primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$144	$138	$6	4%
Selling and marketing expense	96	105	(9)	-9%
Distribution expense	14	16	(2)	-13%

Total selling, general and administrative expense	$254	$259	$(5)	-2%

(1)	Includes depreciation expense of $11 million and $9 million for the three months ended March 31, 2011 and 2010, respectively.

Total selling, general and administrative expense decreased by $5 million, or 2%, to $254 million for the three months ended March 31, 2011 from $259 million for the three months ended March 31, 2010. Expressed as a percentage of revenues, selling, general and administrative expenses decreased from 39% for the three months ended March 31, 2010 to 37% for the three months ended March 31, 2011.

General and administrative expenses increased by $6 million, or 4%, to $144 million for the three months ended March 31, 2011 from $138 million for the three months ended March 31, 2010. Expressed as a percentage of revenues, general and administrative expenses remained flat at 21% for the three months ended March 31, 2011 and 2010. The increase was primarily driven by an increase in stock compensation expense of $3 million related to the modifications of existing restricted stock award agreements and professional fees.

Selling and marketing expense decreased by $9 million, or 9%, to $96 million for the three months ended March 31, 2011 from $105 million for the three months ended March 31, 2010, primarily related to lower variable marketing expense as a result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense decreased from 16% for the three months ended March 31, 2010 to 14% for the three months ended March 31, 2011.

Distribution expense decreased by $2 million, or 13%, to $14 million for the three months ended March 31, 2011 from $16 million for the three months ended March 31, 2010. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the three months ended March 31, 2011 and 2010.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to WMG Acquisition Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to WMG Acquisition Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
OIBDA	$82	$87	$(5)	-6%
Depreciation expense	(11)	(9)	(2)	22%
Amortization expense	(55)	(54)	(1)	2%

Operating income	16	24	(8)	-33%
Interest expense, net	(41)	(40)	(1)	3%
Other expense, net	(1)	(4)	3	-75%

Loss before income taxes	(26)	(20)	(6)	30%
Income tax expense	(7)	(2)	(5)	—

	For the Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Net loss	(33)	(22)	(11)	50%
Less: loss attributable to noncontrolling interest	1	3	(2)	-67%

Net loss attributable to WMG Acquisition Corp.	$(32)	$(19)	$(13)	68%

OIBDA

Our OIBDA decreased by $5 million to $82 million for the three months ended March 31, 2011 as compared to $87 million for the three months ended March 31, 2010. Expressed as a percentage of revenues, total OIBDA margin decreased from 13%, for the three months ended March 31, 2010, to 12% for the three months ended March 31, 2011. Our OIBDA decrease was primarily driven by the increase in stock compensation expense related to the modifications of existing restricted stock award agreements and the prior-year quarter impact of a cost-recovery benefit related to the termination of certain artist contracts in our Recorded Music business and an adjustment in royalty reserves in our Music Publishing business, partially offset by the decrease in selling and marketing expense noted above.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased from $9 million, for the three months ended March 31, 2010, to $11 million for the three months ended March 31, 2011, primarily related to recently completed capital projects.

Amortization expense

Amortization expense increased from $54 million, for the three months ended March 31, 2010, to $55 million for the three months ended March 31, 2011. The increase primarily related to additional amortization associated with recent acquisitions of certain recorded music catalog assets.

Operating income

Our operating income decreased $8 million to $16 million, for the three months ended March 31, 2011 as compared to operating income of $24 million for the three months ended March 31, 2010. The decrease in operating income was primarily a result of the decrease in OIBDA, as well as the increase in amortization and depreciation expense noted above.

Interest expense, net

Our interest expense, net, increased $1 million, or 3%, to $41 million for the three months ended March 31, 2011 as compared to $40 million for the three months ended March 31, 2010. The increase was primarily driven by changes in foreign currency exchange rates related to our sterling denominated notes.

See “—Financial Condition and Liquidity” for more information.

Other expense, net

Other expense for the three months ended March 31, 2011 and 2010 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax expense

We provided income tax expense of $7 million for the three months ended March 31, 2011 as compared to an expense of $2 million for the three months ended March 31, 2010. The increase in income tax expense was primarily due to an increase in foreign earnings subject to tax in certain jurisdictions during the three months ended March 31, 2011.

Net loss

Our net loss increased by $11 million, to a net loss of $33 million for the three months ended March 31, 2011 as compared to net loss of $22 million for the three months ended March 31, 2010. The increase was a result of decreased OIBDA and the increase in income tax expense.

Noncontrolling interests

The loss attributable to noncontrolling interests was $1 million and $3 million for the three months ended March 31, 2011 and 2010, respectively.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Recorded Music
Revenue	$550	$538	$12	2%
OIBDA	54	49	5	10%
Operating income	$10	$6	4	67%
Music Publishing
Revenue	$137	$134	$3	2%
OIBDA	50	61	(11)	-18%
Operating income	$31	$43	$(12)	-28%
Corporate expenses and eliminations
Revenue	$(5)	$(6)	$1	17%
OIBDA	(22)	(23)	1	4%
Operating loss	$(25)	$(25)	$—	—
Total
Revenue	$682	$666	$16	2%
OIBDA	82	87	(5)	-6%
Operating income	$16	$24	$(8)	-33%

Recorded Music

Revenues

Recorded Music revenues increased by $12 million, or 2%, to $550 million for the three months ended March 31, 2011 from $538 million for the three months ended March 31, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 80% of consolidated revenues, for the three months ended March 31, 2011 and 2010. U.S. Recorded Music revenues were $254 million and $253 million, or 46% and 47% of Recorded Music revenues for the three months ended March 31, 2011 and 2010, respectively. International Recorded Music revenues were $296 million and $285 million, or 54% and 53% of consolidated Recorded Music revenues for the three months ended March 31, 2011 and 2010, respectively. The growth reflected increases in digital revenue, licensing revenue and revenue from our European concert promotion businesses, partially offset by the declines in physical sales. The increase in digital revenue was driven by the growth in digital downloads in the U.S. and International and emerging digital revenue streams such as Spotify and YouTube, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. Licensing revenue growth was driven primarily by increases in the licensing of our recorded music assets in film, television and compilations. The increases in our European concert promotion business reflected a stronger touring schedule, mostly in France and Italy, as compared with the prior year quarter. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues increased by $6 million, or 1%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$161	$154	$7	5%
Product costs	115	106	9	8%
Licensing costs	19	18	1	6%

Total cost of revenues	$295	$278	$17	6%

Recorded Music cost of revenues increased $17 million, or 6%, for the three months ended March 31, 2011. The increase in artist and repertoire costs was primarily driven by the increase in revenue in the current-year quarter as well as the prior-year quarter impact of a cost-recovery benefit related to the termination of certain artist contracts. The increase in product costs was driven by higher non-traditional recorded music business costs related to the increase in revenue from our European concert promotion businesses, partially offset by effective supply chain management and the continuing change in mix from physical to digital sales. The increase in licensing costs was driven primarily by the increase in licensing revenue and changes in revenue mix. Expressed as a percentage of Recorded Music revenues, cost of revenues increased from 52% for the three months ended March 31, 2010, to 54% for the three months ended March 31, 2010.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$100	$98	$2	2%
Selling and marketing expense	94	103	(9)	-9%
Distribution expense	14	16	(2)	-13%

Total selling, general and administrative expense	$208	$217	$(9)	-4%

(1)	Includes depreciation expense of $7 million and $6 million for the three months ended March 31, 2011 and 2010, respectively.

Recorded Music selling, general and administrative expense decreased $9 million, for the three months ended March 31, 2011. The decrease in selling and marketing expense was primarily the result of our efforts to better align selling and marketing expenses with revenues earned, the timing of our releases and the effect of continued cost-management efforts. The increase in general and administrative expenses was primarily driven by an increase in stock compensation expense of $3 million related to the modification of existing restricted stock award agreements. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense decreased from 40% for the three months ended March 31, 2010 to 38% for the three months ended March 31, 2011.

OIBDA and Operating Income

Recorded Music operating income included the following (in millions):

	For the Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
OIBDA	$54	$49	$5	10%
Depreciation and amortization	(44)	(43)	(1)	2%

Operating income	$10	$6	$4	67%

Recorded Music OIBDA increased by $5 million, or 10%, to $54 million for the three months ended March 31, 2011 compared to $49 million for the three months ended March 31, 2010. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased to 10% for the three months ended March 31, 2011 from 9% for the three months ended March 31, 2010. Our Recorded Music OIBDA increase was primarily driven by the increase in revenues, the realization of cost savings from management initiatives taken in prior periods and the decrease in artist and repertoire costs, product costs and selling and marketing expense noted above, partially offset by the prior-year quarter impact of a cost-recovery benefit related to the termination of certain artist contracts.

Recorded Music operating income increased by $4 million, due primarily to the increase in OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues increased by $3 million, or 2%, to $137 million for the three months ended March 31, 2011 from $134 million for the three months ended March 31, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 20% of consolidated revenues for the three months ended March 31, 2011 and 2010. U.S. Music Publishing revenues were $61 million and $54 million, or 45% and 40% of Music Publishing revenues for the three months ended March 31, 2011 and 2010, respectively. International Music Publishing revenues were $76 million and $80 million, or 55% and 60% of Music Publishing revenues for the three months ended March 31, 2011 and 2010, respectively.

The growth in Music Publishing revenue was driven primarily by increases in synchronization revenue, digital revenue and other revenue, partially offset by expected decreases in mechanical revenue and performance revenue. Synchronization revenue results reflected the improvement of the U.S. advertising market. The increase in digital revenue reflected growth in global digital downloads and certain streaming services. Other music publishing revenue increased primarily as a result of higher print revenue in the U.S. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry and the timing of cash collections. Performance revenue declined primarily as a result of our decision not to renew a low margin administrative deal in the prior year.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$67	$58	$9	16%

Total cost of revenues	$67	$58	$9	16%

Music Publishing cost of revenues increased $9 million, or 16%, to $67 million for the three months ended March 31, 2011, from $58 million for the three months ended March 31, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues increased to 49% for the three months ended March 31, 2011 from 43% for the three months ended March 31, 2010. The increase was driven by a combination of higher revenue and the timing of artist and repertoire spend in the current-year quarter as well as an adjustment to royalty reserves in the prior-year quarter.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts (in millions):

	For the Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$21	$16	$5	31%

Total selling, general and administrative expense	$21	$16	$5	31%

(1)	Includes depreciation expense of $1 million for the three months ended March 31, 2011 and 2010.

Music Publishing selling, general and administrative expense increased to $21 million for the three months ended March 31, 2011 as compared with $16 million for the three months ended March 31, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense increased to 15% for the three months ended March 31, 2011 from 12% for the three months ended March 31, 2010, primarily as a result of an increase in severance charges taken during the current-year quarter as compared to the prior-year quarter as well as overhead and closing costs associated with recent production music acquisitions, partially offset by realization of cost savings from management initiatives taken in prior periods.

OIBDA and Operating Income

Music Publishing operating income includes the following (in millions):

	For the Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
OIBDA	$50	$61	$(11)	-18%
Depreciation and amortization	(19)	(18)	(1)	6%

Operating income	$31	$43	$(12)	-28%

Music Publishing OIBDA decreased $11 million to $50 million for the three months ended March 31, 2011 from $61 million for the three months ended March 31, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin was 36% and 46% for the three months ended March 31, 2011 and 2010, respectively. The decrease in OIBDA was due primarily to a combination the timing of artist and repertoire spend in the current-year quarter, an increase in severance charges taken during the current-year quarter compared to the prior-year quarter, overhead and closing costs associated with recent production music acquisitions and an adjustment to royalty reserves in the prior-year quarter, partially offset by an increase in revenue.

Music Publishing operating income decreased by $12 million due to the decrease in OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased from $23 million for the three months ended March 31, 2010 to $22 million for the three months ended March 31, 2011, primarily as a result of the realization of cost savings from management initiatives taken in prior periods.

Our operating loss from corporate expenses and eliminations remained flat at $25 million for the three months ended March 31, 2011 and 2010.

RESULTS OF OPERATIONS

Six Months Ended March 31, 2011 Compared with Six Months Ended March 31, 2010

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Revenue by Type
Physical and other	$706	$842	$(136)	-16%
Digital	383	366	17	5%
Licensing	134	115	19	17%

Total Recorded Music	1,223	1,323	(100)	-8%
Mechanical	73	87	(14)	-16%
Performance	94	105	(11)	-10%
Synchronization	55	49	6	12%
Digital	28	28	—	—
Other	7	6	1	17%

Total Music Publishing	257	275	(18)	-7%
Intersegment elimination	(9)	(12)	3	-25%

Total Revenue	$1,471	$1,586	$(115)	-7%

Revenue by Geographical Location
U.S. Recorded Music	$515	$539	$(24)	-4%
U.S. Publishing	100	101	(1)	-1%

Total U.S.	615	640	(25)	-4%
International Recorded Music	708	784	(76)	-10%
International Publishing	157	174	(17)	-10%

Total International	865	958	(93)	-10%
Intersegment eliminations	(9)	(12)	3	-25%

Total Revenue	$1,471	$1,586	$(115)	-7%

Total Revenue

Total revenues decreased by $115 million, or 7%, to $1.471 billion for the six months ended March 31, 2011 from $1.586 billion for the six months ended March 31, 2010. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenues for the six months ended March 31, 2011 and 2010, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 42% and 58% of total revenues for the six months ended March 31, 2011, respectively, compared to 40% and 60% for the six months ended March 31, 2010, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased $98 million, or 6%.

Total digital revenues after intersegment eliminations increased by $19 million, or 5%, to $407 million for the six months ended March 31, 2011 from $388 million for the six months ended March 31, 2010. Total digital revenues represented 28% and 24% of consolidated revenues for the six months ended March 31, 2011 and 2010. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2011 were comprised of U.S. revenues of $236 million and international revenues of $175 million, or 57% and 43% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2010 were comprised of U.S. revenues of $240 million and international revenues of $154 million, or 61% and 39% of total digital revenues, respectively.

Recorded Music revenues decreased by $100 million, or 8%, to $1.223 billion for the six months ended March 31, 2011 from $1.323 billion for the six months ended March 31, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 83% of consolidated revenues, for the six months ended March 31, 2011 and 2010. U.S. Recorded Music revenues were $515 million and $539 million, or 42% and 41% of Recorded Music revenues for the six months ended March 31, 2011 and 2010, respectively. International Recorded Music revenues were $708 million and $784 million, or 58% and 59% of consolidated Recorded Music revenues for the six months ended March 31, 2011 and 2010, respectively. This performance reflected a competitive holiday release schedule and declines in physical sales, partially offset by increases in digital revenue, licensing revenue and revenue from our

European concert promotion businesses. The increases in digital revenue have not yet fully offset the decline in physical revenue. Digital revenues increased by $17 million, or 5%, for the six months ended March 31, 2011, driven by the growth in digital downloads in the U.S. and International and emerging new digital revenue streams such as Spotify and YouTube, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. Licensing revenues increased $19 million, or 17%, to $134 million for the six months ended March 31, 2011, driven primarily by increases in licensing our recorded music assets in film and television as well as compilations. The increases in our European concert promotion business reflected a stronger touring schedule, mostly in France and Italy. In addition, revenue from expanded-rights deals in the U.S. increased as a result of merchandising revenue associated with certain domestic artists. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $88 million, or 7%.

Music Publishing revenues decreased by $18 million, or 7%, to $257 million for the six months ended March 31, 2011 from $275 million for the six months ended March 31, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 17% of consolidated revenues for the six months ended March 31, 2011 and 2010. U.S. Music Publishing revenues were $100 million and $101 million, or 39% and 37% of Music Publishing revenues for the six months ended March 31, 2011 and 2010, respectively. International Music Publishing revenues were $157 million and $174 million, or 61% and 63% of Music Publishing revenues for the six months ended March 31, 2011 and 2010, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $14 million, or 5%, for the six months ended March 31, 2011.

The decrease in Music Publishing revenues was driven primarily by expected decreases in mechanical revenue and performance revenue, partially offset by an increase in synchronization revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry, the timing of cash collections and an interim reduction in royalty rates related to radio performances in the U.S. Performance revenue declined primarily as a result of our decision not to renew a low margin administrative deal in the prior year. Synchronization revenue results reflected the improvement of the U.S. advertising market.

Revenue by Geographical Location

U.S. revenues decreased by $25 million, or 4%, to $615 million for the six months ended March 31, 2011 from $640 million for the six months ended March 31, 2010. The overall decline in the U.S. Recorded Music business reflected a competitive holiday release schedule, declines in physical sales in the recorded music industry and declines in mobile revenues primarily related to lower ringtone demand, partially offset by increases in digital revenue, licensing revenue and revenue from expanded-right deals with certain domestic artists. The U.S. Music Publishing business decreased slightly by $1 million, or 1%.

International revenues decreased by $93 million, or 10%, to $865 million for the six months ended March 31, 2011 from $958 million for the six months ended March 31, 2010. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues decreased $77 million or 8%. Revenue growth in certain Asia-Pacific countries was more than offset by weakness in the rest of the world. An increase in digital revenue, primarily as a result of continued growth in global downloads and emerging digital streaming services and revenue from our European concert promotion businesses was more than offset by contracting demand for physical product, which reflected a competitive holiday release schedule as well as the ongoing impact of the transition from physical to digital sales in the recorded music industry.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$485	$496	$(11)	-2%
Product costs	264	312	(48)	-15%
Licensing costs	50	38	12	32%

Total cost of revenues	$799	$846	$(47)	-6%

Our cost of revenues decreased by $47 million, or 6%, to $799 million for the six months ended March 31, 2011 from $846 million for the six months ended March 31, 2010. Expressed as a percentage of revenues, cost of revenues were 54% and 53% for the six months ended March 31, 2011 and 2010, respectively.

Artist and repertoire costs decreased by $11 million, or 2%, to $485 million for the six months ended March 31, 2011 from $496 million for the six months ended March 31, 2010. The decrease in artist and repertoire costs was primarily driven by decreased revenues for the current-year period. Artist and repertoire costs increased as a percentage of revenues from 31% for the six months ended March 31, 2010 to 33% in the six months ended March 31, 2011 as a result of the prior-year impact of a cost-recovery benefit related to the termination of certain artist contracts in our Recorded Music business and an adjustment in royalty reserves in our Music Publishing business.

Product costs decreased as a percentage of revenues from 20% for the six months ended March 31, 2010 to 18% in the six months ended March 31, 2011, primarily as a result of the continuing change in mix from the sale of physical products to digital products and effective supply chain management, partially offset by higher non-traditional recorded music business costs related to the increase in revenue from our European concert promotion businesses.

Licensing costs increased $12 million, or 32%, to $50 million for the six months ended March 31, 2011 from $38 million for the six months ended March 31, 2010, primarily as a result of the increase in licensing revenues. Licensing costs as a percentage of licensing revenues increased from 33% for the six months ended March 31, 2010 to 37% for the six months ended March 31, 2011, primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$278	$285	$(7)	-2%
Selling and marketing expense	212	239	(27)	-11%
Distribution expense	30	35	(5)	-14%

Total selling, general and administrative expense	$520	$559	$(39)	- 7%

(1)	Includes depreciation expense of $20 million and $18 million for the six months ended March 31, 2011 and 2010, respectively.

Total selling, general and administrative expense decreased by $39 million, or 7%, to $520 million for the six months ended March 31, 2011 from $559 million for the six months ended March 31, 2010. Expressed as a percentage of revenues, selling, general and administrative expenses remained flat at 35% for the six months ended March 31, 2011 and 2010.

General and administrative expenses decreased by $7 million, or 2%, to $278 million for the six months ended March 31, 2011 from $285 million for the six months ended March 31, 2010. Expressed as a percentage of revenues, general and administrative expenses increased from 18% for the six months ended March 31, 2010 to 19% for the six months ended March 31, 2011, primarily driven by severance charges of $17 million taken during the current-year period as compared with $11 million taken during the prior-year period, the increase in stock compensation expense of $3 million related to the modifications of existing restricted stock award agreements and an increase in professional fees.

Selling and marketing expense decreased by $27 million, or 11%, to $212 million for the six months ended March 31, 2011 from $239 million for the six months ended March 31, 2010, primarily due to lower variable marketing expense as a result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense decreased from 15% for the six months ended March 31, 2010 to 14% for the six months ended March 31, 2011.

Distribution expense decreased by $5 million, or 14%, to $30 million for the six months ended March 31, 2011 from $35 million for the six months ended March 31, 2010. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the six months ended March 31, 2011 and 2010.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to WMG Acquisition Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to WMG Acquisition Corp. for purposes of the discussion that follows (in millions):

	For the Six Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
OIBDA	$172	$199	$(27)	-14%
Depreciation expense	(20)	(18)	(2)	11%
Amortization expense	(109)	(110)	1	-1%

Operating income	43	71	(28)	-39%
Interest expense, net	(82)	(85)	3	-4%
Other expense, net	(1)	(3)	2	-67%

Loss before income taxes	(40)	(17)	(23)	—
Income tax expense	(4)	(15)	11	-73%

	For the Six Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Net loss	(44)	(32)	(12)	38%
Less: loss attributable to noncontrolling interest	1	2	(1)	-50%

Net loss attributable to WMG Acquisition Corp.	$(43)	$(30)	$(13)	43%

OIBDA

Our OIBDA decreased by $27 million to $172 million for the six months ended March 31, 2011 as compared to $199 million for the six months ended March 31, 2010. Expressed as a percentage of revenues, total OIBDA margin decreased from 13%, for the six months ended March 31, 2010, to 12%, for the six months ended March 31, 2011. Our OIBDA decrease was primarily driven by decreased revenues, increased severance charges in the current-year period as well as the prior-year quarter impact of a cost-recovery benefit related to the termination of certain artist contracts in our Recorded Music business and an adjustment in royalty reserves in our Music Publishing business. The decrease was partially offset by the decrease in artist and repertoire costs, product costs and selling and marketing expense noted above.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased from $18 million for the six months ended March 31, 2010, to $20 million for the six months ended March 31, 2011, primarily due to recently completed capital projects.

Amortization expense

Amortization expense decreased from $110 million for the six months ended March 31, 2010, to $109 million for the six months ended March 31, 2011. The decrease was due primarily to certain intangible assets being fully amortized during the current-year.

Operating income

Our operating income decreased $28 million to $43 million, for the six months ended March 31, 2011 as compared to operating income of $71 million for the six months ended March 31, 2010. The decrease in operating income was primarily a result of the decrease in OIBDA and the increase in depreciation expense, partially offset by the decrease in amortization expense noted above.

Interest expense, net

Our interest expense, net, decreased $3 million, or 4%, to $82 million for the six months ended March 31, 2011 as compared to $85 million for the six months ended March 31, 2010. The decrease was primarily driven by changes in foreign currency exchange rates related to our sterling denominated notes.

See “—Financial Condition and Liquidity” for more information.

Other expense, net

Other expense for the six months ended March 31, 2011 and 2010 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax expense

We provided income tax expense of $4 million for the six months ended March 31, 2011 and $15 million for the six months ended March 31, 2010. The decrease in income tax expense was primarily due to losses in foreign territories and one-time benefits related to acquisitions during the six months ended March 31, 2011, partially offset by additional tax reserves.

We are currently under examination by various taxing authorities. We expect that $7 million of the total accrual of uncertain tax positions, which is $15 million as of March 31, 2011, will be paid during the next twelve months.

Net loss

Our net loss increased by $12 million, to a net loss of $44 million for the six months ended March 31, 2011 as compared to net loss of $32 million for the six months ended March 31, 2010. The increase was a result of decreased OIBDA, partially offset by the decrease in interest expense and the decrease in income tax expense.

Noncontrolling interests

The loss attributable to noncontrolling interests was $1 million and $2 million for the six months ended March 31, 2011 and 2010, respectively.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Six Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Recorded Music
Revenue	$1,223	$1,323	$(100)	-8%
OIBDA	144	162	(18)	-11%
Operating income	$57	$74	(17)	-23%
Music Publishing
Revenue	$257	$275	$(18)	-7%
OIBDA	68	83	(15)	-18%
Operating income	$31	$47	$(16)	-34%
Corporate expenses and eliminations
Revenue	$(9)	$(12)	$3	25%
OIBDA	(40)	(46)	6	13%
Operating loss	$(45)	$(50)	$5	10%
Total
Revenue	$1,471	$1,586	$(115)	-7%
OIBDA	172	199	(27)	-14%
Operating income	$43	$71	$(28)	-39%

Recorded Music

Revenues

Recorded Music revenues decreased by $100 million, or 8%, to $1.223 billion for the six months ended March 31, 2011 from $1.323 billion for the six months ended March 31, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 83% of consolidated revenues for the six months ended March 31, 2011 and 2010. U.S. Recorded Music revenues were $515 million and $539 million, or 42% and 41% of Recorded Music revenues for the six months ended March 31, 2011 and 2010, respectively. International Recorded Music revenues were $708 million and $784 million, or 58% and 59% of consolidated Recorded Music revenues for the six months ended March 31, 2011 and 2010, respectively. This performance reflected a competitive holiday release schedule and the declines in physical sales, partially offset increases in digital revenue, licensing revenue and revenue from our European concert promotion businesses. The increases in digital revenue have not yet fully offset by the decline in physical revenue. Digital revenues increased by $17 million, or 5%, for the six months ended March 31, 2011, driven by the growth in digital downloads in the U.S. and internationally and emerging new digital revenue streams such as Spotify and YouTube, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. Licensing revenues increased $19 million, or 17%, to $134 million for the six months ended March 31, 2011, driven primarily by increases in licensing our recorded music assets in film and television as well as compilations. The increases in our European concert promotion business reflected a stronger touring schedule, mostly in France and Italy. In addition, revenue from expanded-rights deals in the U.S. increased as a result of merchandising revenue associated with certain domestic artists. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $88 million, or 7%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$338	$348	$(10)	-3%
Product costs	265	312	(47)	-15%
Licensing costs	50	38	12	32%

Total cost of revenues	$653	$698	$(45)	-6%

Recorded Music cost of revenues decreased $45 million, or 6%, for the six months ended March 31, 2011. Expressed as a percentage of Recorded Music revenues, cost of revenues remained flat at 53% for the six months ended March 31, 2011 and 2010. The decrease in product costs of $47 million was primarily as a result of the change in mix from the sale of physical products to digital products and effective supply chain management, partially offset by higher non-traditional recorded music business costs related to the increase in revenue from our European concert promotion businesses. The decrease in artist and repertoire costs of $10 million was primarily driven by decreased revenues for the current year period. In addition, the prior-year period included a cost-recovery benefit related to the termination of certain artist contracts. The increase in licensing costs of $12 million was driven primarily by the increase in licensing revenue and changes in revenue mix.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$200	$205	$(5)	-2%
Selling and marketing expense	209	235	(26)	-11%
Distribution expense	30	35	(5)	-14%

Total selling, general and administrative expense	$439	$475	$(36)	-8%

(1)	Includes depreciation expense of $13 million and $12 million for the six months ended March 31, 2011 and 2010, respectively.

Recorded Music selling, general and administrative expense decreased $36 million, for the six months ended March 31, 2011. The decrease in selling and marketing expense was primarily the result of our efforts to better align selling and marketing expenses with revenues earned, the timing of our releases and the effect of continued cost-management efforts. The decrease in general and administrative expense was driven by the effect of continued cost-management efforts, partially offset by increased severance charges and an increase in stock compensation expense and of $3 million related to the modifications of existing restricted stock award agreements. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense remained flat at 36% for the six months ended March 31, 2011 and 2010.

OIBDA and Operating Income

Recorded Music operating income included the following (in millions):

	For the Six Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
OIBDA	$144	$162	$(18)	-11%
Depreciation and amortization	(87)	(88)	1	-1%

Operating income	$57	$74	$(17)	-23%

Recorded Music OIBDA decreased by $18 million, or 11%, to $144 million for the six months ended March 31, 2011 compared to $162 million for the six months ended March 31, 2010. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin remained flat at 12% for the six months ended March 31, 2011 and 2010. Our OIBDA decrease was primarily driven by decreased revenues, increased severance charges as well as the prior-year quarter impact of a cost-recovery benefit related to the termination of certain artist contracts, partially offset by the decrease in artist and repertoire costs, product costs and selling, general and administrative expense noted above.

Recorded Music operating income decreased by $17 million, due primarily to the decrease in OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues decreased by $18 million, or 7%, to $257 million for the six months ended March 31, 2011 from $275 million for the six months ended March 31, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 17% of consolidated revenues, for the six months ended March 31, 2011 and 2010. U.S. Music Publishing revenues were $100 million and $101 million, or 39% and 37% of Music Publishing revenues for the six months ended March 31, 2011 and 2010, respectively. International Music Publishing revenues were $157 million and $174 million, or 61% and 63% of Music Publishing revenues for the six months ended March 31, 2011 and 2010, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $14 million, or 5%, for the six months ended March 31, 2011.

The decrease in Music Publishing revenues was driven primarily by expected decreases in mechanical revenue and performance revenue, partially offset by an increase in synchronization revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry, the timing of cash collections and an interim reduction in royalty rates related to radio performances in the U.S. Performance revenue declined primarily as a result of our decision not to renew a low margin administrative deal in the prior year. Synchronization revenue results reflected the improvement of the U.S. advertising market.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$156	$161	$(5)	-3%

Total cost of revenues	$156	$161	$(5)	-3%

Music Publishing cost of revenues decreased $5 million, or 3%, to $156 million for the six months ended March 31, 2011, from $161 million for the six months ended March 31, 2010. The decrease in cost of revenues was driven primarily a combination of lower revenues in the current year quarter and lower costs associated with certain administrative deals which we decided not to renew, partially offset by the timing of artist and repertoire spend as well as an adjustment to royalty reserves in the prior-year period. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues increased to 61% for the six months ended March 31, 2011 from 59% for the six months ended March 31, 2010, primarily as a result of the adjustment to royalty reserves in the prior-year period.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts (in millions):

	For the Six Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$35	$33	$2	6%

Total selling, general and administrative expense	$35	$33	$2	6%

(1)	Includes depreciation expense of $2 million for the six months ended March 31, 2011 and 2010.

Music Publishing selling, general and administrative expense increased to $35 million for the six months ended March 31, 2011 as compared with $33 million for the six months ended March 31, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense increased to 14% for the six months ended March 31, 2011 from 12% for the six months ended March 31, 2010. The increase was primarily as a result of severance charges taken during the current-year period as well as overhead and closing costs associated with recent production music acquisitions, partially offset by cost reduction initiatives by management.

OIBDA and Operating Income

Music Publishing operating income includes the following (in millions):

	For the Six Months Ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
OIBDA	$68	$83	$(15)	-18%
Depreciation and amortization	(37)	(36)	(1)	3%

Operating income	$31	$47	$(16)	-34%

Music Publishing OIBDA decreased $15 million to $68 million for the six months ended March 31, 2011 from $83 million for the six months ended March 31, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin was 26% and 30% for the six months ended March 31, 2011 and 2010, respectively. The decrease in OIBDA was due primarily to lower revenues, severance charges taken during the current-year period, overhead and closing costs associated with recent production music acquisitions and the prior-year period adjustment to royalty reserves.

Music Publishing operating income decreased by $16 million due primarily to the decrease in OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased from $46 million for the six months ended March 31, 2010 to $40 million for the six months ended March 31, 2011, primarily as a result of the realization of cost savings from management initiatives taken in prior periods.

Our operating loss from corporate expenses and eliminations decreased from $50 million for the six months ended March 31, 2010 to $45 million for the six months ended March 31, 2011 due primarily to the decrease in OIBDA loss noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At March 31, 2011, we had $1.693 billion of debt, $155 million of cash and equivalents (net debt of $1.538 billion, defined as total debt less cash and equivalents and short-term investments) and a $200 million WMG Acquisition Corp.’s shareholder’s deficit. This compares to $1.687 billion of debt, $263 million of cash and equivalents (net debt of $1.424 billion, defined as total debt less cash and equivalents and short-term investments) and a $174 million shareholder’s deficit at September 30, 2010. Net debt increased by $114 million as a result of (i) a $108 million decrease in cash and equivalents, (ii) a $2 million increase related to the accretion on our Senior Secured Notes and (iii) a $4 million increase related to the impact of foreign exchange rates on our Sterling-denominated Senior Subordinated Notes.

The $26 million increase in WMG Acquisition Corp.’s shareholder’s deficit during the six months ended March 31, 2011 consisted of $43 million of net loss for the six months ended March 31, 2011 offset by $7 million of stock based compensation, foreign currency exchange movements of $9 million and $1 million related to deferred gains on derivative financial instruments.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended March 31, 2011 and 2010 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following in millions:

	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010
Cash (used in) provided by:
Operating activities	$5	$51
Investing activities	(126)	(41)
Financing activities	(1)	(2)

Operating Activities

Cash provided by operating activities was $5 million for the six months ended March 31, 2011 compared with cash provided by operations of $51 million for the six months ended March 31, 2010. The $46 million decrease in cash provided by operations reflected the decrease in OIBDA, the timing of artist and repertoire spend compared to the prior-year period, the variable timing of our working capital requirements which included the timing of sales and collections in the period, an increase in cash paid for severance, partially offset by a decrease in cash paid for taxes. Cash paid for interest amounted to $76 million in the current period, compared to $81 million in the prior period.

Investing Activities

Cash used in investing activities was $126 million for the six months ended March 31, 2011 as compared with $41 million for the six months ended March 31, 2010. The $126 million of cash used in investing consisted of $57 million to acquire businesses net of cash acquired, $47 million to acquire music publishing rights and $22 million for capital expenditures. The $41 million of cash used in investing activities in the six months ended March 31, 2010 consisted of cash used to acquire music publishing rights of $29 million, cash used for acquisitions totaling $6 million, net of cash acquired and capital expenditures of $15 million, offset by $9 million of cash proceeds received in connection with the sale of our equity investment in lala media, inc.

Financing Activities

Cash used in financing activities was $1 million for the six months ended March 31, 2011 as compared with $2 million for the six months ended March 31, 2010. Cash used in financing activities for the six months ended March 31, 2011 and 2010, respectively, consisted of distributions to our noncontrolling interest holders.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and any dividends or repurchases of our Holdings’ outstanding notes or Parent’s common stock in open market purchases, privately negotiated purchases or otherwise, we may elect to pay or make in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

As of March 31, 2011, our long-term debt consisted of $1.1 billion aggregate principal amount of Senior Secured Notes less unamortized discount of $33 million and $626 million of Acquisition Corp. Senior Subordinated Notes.

Senior Secured Notes

As of March 31, 2011, Acquisition Corp. had $1.067 billion of debt represented by the Acquisition Corp. Senior Secured Notes (the “Acquisition Corp. Senior Secured Notes”). The Acquisition Corp. Senior Secured Notes were issued at 96.289% of their face value for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (OID) was $41 million. The OID is equal to the difference between the stated principal amount and the issue price. The OID will be amortized over the term of the Senior Secured Notes using the effective interest rate method and reported as non-cash interest expense. The Acquisition Corp. Senior Secured Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.50% per annum.

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

Senior Subordinated Notes

As of March 31, 2011, we have outstanding two tranches of senior subordinated notes due in 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Acquisition Corp. Senior Subordinated Notes”). The Acquisition Corp. Senior Subordinated Notes mature on April 15, 2014 and bear interest payable semi-annually on April 15 and October 15 of each year at a fixed rate of 7.375% per annum on the $465 million dollar notes and 8.125% per annum on the £100 million Sterling-denominated notes.

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

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Acquisition Corp. Senior Secured Notes and Holdings Senior Discount Notes significantly restrict Acquisition Corp., Holdings and our other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses), accruing from July 1, 2004 under the indentures governing the Acquisition Corp. Senior Subordinated Notes and the Holdings Senior Discount Notes, and July 1, 2009 under the Acquisition Corp. Senior Secured Notes, plus in each case proceeds from equity offerings and capital contributions, among other items. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have a Fixed Charge Coverage Ratio of at least 2.0 to 1.0 after giving effect to any such payments. Notwithstanding such restrictions, the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Holdings Senior Discount Notes and the Acquisition Corp. Senior Secured Notes permit an aggregate of $45 million, $75 million and $50 million, respectively, of such payments to be made by Acquisition Corp. and Holdings pursuant to the indentures, whether or not there is availability under the formula or the conditions to its use are met. The indenture governing the Acquisition Corp. Senior Secured Notes also permits Acquisition Corp. to make restricted payments not to exceed $90 million in any fiscal year.

We and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Acquisition Corp. Senior Secured Notes and Holdings Senior Discount Notes.

Summary

Management believes that funds generated from our operations will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued industry-wide decline of CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our Holdings Senior Discount Notes, our Acquisition Corp. Senior Subordinated Notes or our Acquisition Corp. Senior Secured Notes and/or common stock in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Holdings Senior Discount Notes, Acquisition Corp. Senior Subordinated Notes and/or our Acquisition Corp. Senior Secured Notes with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 17 to our audited consolidated financial statements for the fiscal year ended September 30, 2010, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates. As of March 31, 2011, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2010.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our U.S. companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, and Australian dollar. During the three months ended March 31, 2011, we had outstanding hedge contracts for the sale of $139 million and the purchase of $57 million of foreign currencies at fixed rates. During the current-year quarter, certain of our foreign exchange contracts expired and new foreign exchange contracts were renewed with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2011, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $8 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of March 31, 2011, these sterling notes had a carrying value of approximately $161 million. Based on the principal amount of Sterling-denominated notes outstanding as of March 31, 2011 and assuming that all other market variables are held constant (including the level of interest rates), a 10%

weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes, other than as noted below, in our internal controls over financial reporting or other factors during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls.

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

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served us with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served us with a request for information in the form of a Civil Investigative Demand as to whether our activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed and were later consolidated for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including us, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. Oral argument took place before the Second Circuit Court of Appeals on September 21, 2009. On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including us, filed a petition for rehearing en banc with the Second Circuit. On March 26, 2010, the Second Circuit denied the petition for rehearing en banc. On August 20, 2010, all defendants including us, filed a petition for Certiorari before the Supreme Court. The petition was rejected on January 10, 2011. The case is now with the trial court. We intend to defend against these lawsuits vigorously, but are unable to predict the outcome of these suits. Any litigation we may become involved in as a result of the inquiries of the Attorney General of the State of New York and the Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to obtain and create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, were illegal and not paid for, according to the International Federation of the Phonographic Industry (“IFPI”) 2009 Digital Music Report. IFPI also reported in its Recording Industry in Numbers 2010 publication that peer-to-peer (P2P) file-sharing accounts for more than 20% of Internet traffic globally. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal file-sharing has a substantial negative impact on music sales. We are working to control this problem in a variety of ways including further litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

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

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and shareholders’ equity.

On March 31, 2011, we had $1.084 billion of goodwill and $100 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. We tested our goodwill and other indefinite-lived intangible assets for impairment in the fourth quarter of fiscal 2010 and concluded that such assets were not impaired. We continue to believe that conclusion is appropriate. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ deficit could be adversely affected.

We also had $1.103 billion of definite-lived intangible assets at March 31, 2011. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ deficit.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 54% and 58% of our revenues related to operations in foreign territories for the three and six months ended March 31, 2011. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of March 31, 2011, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates through the end of the current fiscal year.

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

We have recently renewed our agreements with Cinram. On November 16, 2010, we entered into a series of new agreements with Cinram and its affiliates including an agreement with Cinram Manufacturing LLC (formerly Cinram Manufacturing Inc.), Cinram Distribution LLC and Cinram International Inc. for the United States and Canada and an agreement with Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited for certain territories within the European Union. We entered into certain amendments to the agreements in January 2011. Both new agreements, as amended, now expire on January 31, 2014. The terms of the new agreements, as amended, remain substantially the same as the terms of the original 2003 agreements, as amended, but now provide us with the option to use third-party vendors for up to a certain percentage of the volume provided to us by Cinram during the 2010 calendar year (and up to a higher percentage upon the occurrence of certain events). In addition, we have expanded termination rights. As Cinram continues to be our primary supplier of manufacturing and distribution services in the U.S., Canada and part of Europe, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, or was unable to otherwise continue to provide services, we may have difficulty satisfying our commitments to our wholesale and retail customers in the short term until we more fully transitioned to an alternate provider, which could have an adverse impact on our revenues. In February 2011, Cinram announced the successful completion of a refinancing and recapitalization transaction. Any future inability of Cinram to continue to provide services due to financial distress, refinancing issues or otherwise could also require us to switch to substitute suppliers of these services for more services than currently planned. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels and now also permit us to use third-party vendors for a portion of our service requirements, and there are several capable substitute suppliers, it might be costly for us to switch to substitute suppliers for any such services, particularly in the short term, and the delay and transition time associated with finding substitute suppliers could also have an adverse impact on our revenues.

The consummation of the proposed merger with Airplanes is subject to risks and uncertainties, including the satisfaction of specified conditions.

As described under Notes to Consolidated Interim Financial Statements (Unaudited) – Footnote 13. Subsequent Events, on May 6, 2011, the Parent entered into an Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), with Airplanes Music LLC, a Delaware limited liability company (“Airplanes”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Airplanes (“Merger Sub” and, together with Airplanes, the “Acquiring Parties”). The Acquiring Parties are affiliated with Access Industries, Inc.

The Merger Agreement provides for, upon the terms and subject to the conditions in the Merger Agreement, the merger of Merger Sub with and into the Parent with the Parent surviving as a wholly-owned subsidiary of Airplanes (the “Merger”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Parent (other than any shares owned by the Parent or its wholly-owned subsidiaries or the Acquiring Parties or their respective affiliates or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law), will be cancelled and will be converted automatically into the right to receive $8.25 in cash, without interest. The closing of the Merger is subject to customary conditions, including the approval by the holders of a majority of the outstanding shares of the Parent’s common stock entitled to vote on the Merger and certain regulatory approvals. It is anticipated that the transaction will be completed in the third calendar quarter of this year.

We cannot predict whether the closing conditions to the Merger set forth in the Merger Agreement will be satisfied, and may be delayed or even abandoned before completion if certain events occur. If the conditions to the Merger are not satisfied or waived, or the Merger is not completed for any other reason, (i) the market price of our common stock could significantly decline, (ii) we will remain liable for expenses that we have incurred related to the transaction, including financial advisor and legal fees, and in certain scenarios could be required to pay a $56 million termination fee and (iii) we may experience substantial disruption in our operating activities and the loss of key personnel and other third-party relationships, any of which could materially and adversely affect us and our business, operating results and financial condition.

For additional details regarding the Merger Agreement, please see our Current Report on Form 8-K, dated May 9, 2011, filed with the SEC.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of March 31, 2011, our total consolidated indebtedness was $1.693 billion.

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

Employment Arrangements with Michael D. Fleisher

Mr. Fleisher’s employment agreement with WMG Acquisition Corp. dated as of November 14, 2008, was amended on May 9, 2011, in several respects.

First, upon Mr. Fleisher’s resignation for any reason or earlier termination of employment by the Company without “cause” (as defined in the employment agreement), he will receive the same severance benefit set forth in his employment agreement otherwise payable upon a termination of his employment by the Company without “cause” or by him for “good reason” (as such terms are defined in the employment agreement), except that the portion of the severance consisting of his prorated “Corporate Bonus” will be computed by multiplying his current target bonus of $1.1 million by the proportionate length of his employment during the current fiscal year.

Second, Mr. Fleisher’s resignation for any reason or earlier termination by the Company without “cause” will be deemed to have the same treatment as a termination of employment for “good reason” in anticipation of a “change in control” (within the meaning of the Company’s 2005 Amended and Restated Omnibus Award Plan) for purposes of his outstanding equity awards; and, notwithstanding any provision of the Stock Option Agreement between Mr. Fleisher and the Company dated as of November 15, 2008 to the contrary, as of his resignation (or earlier termination of employment by the Company without cause) his then outstanding options shall be the “Vested Option” (as defined in such agreement) and will remain exercisable until the earlier of (A) the last day of the “Option Period” (as defined in such agreement) and (B) the first anniversary of his resignation or earlier termination of his employment by the Company without “cause,” subject to earlier termination upon the occurrence of a transaction or event pursuant to which options for Company employees are generally being cancelled. In addition, the portion of his then outstanding restricted stock award subject to performance-based vesting will be forfeited and cancelled as of the effective date of such resignation or earlier termination by the Company without cause.

Third, Mr. Fleisher was awarded a Success Bonus of $1.8 million to be paid on or before May 16, 2011. In addition, if the transaction contemplated by the Merger Agreement is modified and consummated (or an alternative transaction is consummated) in a way that values the common stock of the Company at or above $10.00 per share, he will be paid an additional Success Bonus of $200,000; or if in a way that values such common stock at or above $9.00 per share but less than $10.00 per share, he will be paid $100,000; provided, that any such payment will be made only if the relevant transaction is consummated on or before May 6, 2012, and any payment due will be made promptly following consummation of the relevant transaction.

The amendment prohibits Mr. Fleisher from engaging in competitive employment activities for a period of two years following his cessation of employment.

If any amounts otherwise payable to Mr. Fleisher are expected to become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (the so-called “golden parachute” penalty tax), payments will be cut back to a level expected to avoid imposition of that tax on him, but only if the cutback would result in his retaining on an after-tax basis a greater amount than if the cutback had not been so imposed.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of WMG Acquisition Corp. (1)

3.2	Amended and Restated Bylaws of WMG Acquisition Corp. (2)

10.1	First Letter Amendment (dated January 14, 2011) to (a) US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between WEA and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and (b) International Manufacturing and PP&S Agreement, dated as of July 1, 2010, between WMI and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited. (3)

10.2	Second Letter Amendment (dated January 21, 2011) to (a) US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between WEA and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and (b) International Manufacturing and PP&S Agreement, dated as of July 1, 2010, between WMI and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited. (3)

10.3	Extension Amendment (dated January 25, 2011) to (a) US/Canada Manufacturing and PP&S Agreement, effective as of July 1, 2010, between WEA and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and (b) International Manufacturing and PP&S Agreement, effective as of July 1, 2010, between WMI and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited. (3)*

10.4	Separation Agreement and Release, dated January 1, 2011, between Warner/Chappell Music, Inc. and David H. Johnson. (3) †

10.5	Amendment, dated as of January 18, 2011, to Restricted Stock Award Agreement, dated as of March 15, 2008, by and between Warner Music Group Corp. and Edgar Bronfman, Jr. (4) †

10.6	Amendment, dated as of January 18, 2011, to Restricted Stock Award Agreement, dated as of March 15, 2008, by and between Warner Music Group Corp. and Lyor Cohen. (4) †

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	An application for confidential treatment for selected portions of this agreement has been filed with the Securities and Exchange Commission.
**	Filed herewith.
***	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

(1)	Incorporated by reference to exhibit 3.196 to WMG Acquisition Corp’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-12122).
(2)	Incorporated by reference to exhibit 3.197 to WMG Acquisition Corp’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-12122).
(3)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 (File No. 001-32502).
(4)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on January 19, 2011 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2011

WMG ACQUISITION CORP.

By:	/S/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/S/ STEVEN MACRI
Name:	Steven Macri
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)