Form 10-Q
period 2011-06-30
WMG Acquisition Corp
filed 2011-08-04
CIK 1309987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 3, 2011, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,001. All of the Registrant’s common stock is indirectly owned by Warner Music Group Corp.

WMG ACQUISITION CORP.

ITEM 1.	FINANCIAL STATEMENTS

WMG Acquisition Corp.

Consolidated Balance Sheets (Unaudited)

	June 30, 2011	September 30, 2010
	(in millions)
Assets
Current assets:
Cash and equivalents	$135	$263
Accounts receivable, less allowances of $83 and $111 million	357	434
Inventories	28	37
Royalty advances expected to be recouped within one year	160	143
Deferred tax assets	30	30
Other current assets	89	78

Total current assets	799	985
Royalty advances expected to be recouped after one year	196	189
Property, plant and equipment, net	124	121
Goodwill	1,087	1,057
Intangible assets subject to amortization, net	1,062	1,119
Intangible assets not subject to amortization	100	100
Other assets	67	65

Total assets	$3,435	$3,636

Liabilities and Deficit
Current liabilities:
Accounts payable	$141	$206
Accrued royalties	1,038	1,034
Accrued liabilities	226	314
Accrued interest	14	52
Deferred revenue	132	100
Other current liabilities	32	40

Total current liabilities	1,583	1,746
Long-term debt	1,694	1,687
Deferred tax liabilities	164	169
Other noncurrent liabilities	172	154

Total liabilities	3,613	3,756

Commitments and Contingencies (See Note 8)
Deficit:
Additional paid-in capital	158	142
Accumulated deficit	(451)	(369)
Accumulated other comprehensive income, net	66	53

Total WMG Acquisition Corp. shareholder’s deficit	(227)	(174)
Noncontrolling interest	49	54

Total deficit	(178)	(120)

Total liabilities and deficit	$3,435	$3,636

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Revenues	$686	$652	$2,157	$2,232
Costs and expenses:
Cost of revenues	(378)	(353)	(1,177)	(1,193)
Selling, general and administrative expenses (a)	(242)	(245)	(762)	(804)
Amortization of intangible assets	(56)	(55)	(165)	(165)

Total costs and expenses	(676)	(653)	(2,104)	(2,162)

Operating (loss) income	10	(1)	53	70
Interest expense, net	(40)	(39)	(122)	(124)
Other income (expense), net	6	2	5	(1)

Loss before income taxes	(24)	(38)	(64)	(55)
Income tax expense	(15)	(9)	(19)	(24)

Net loss	(39)	(47)	(83)	(79)
Less: loss attributable to noncontrolling interest	0	0	1	2

Net loss attributable to WMG Acquisition Corp.	$(39)	$(47)	$(82)	$(77)

(a) Includes depreciation expense of:	$(11)	$(10)	$(31)	$(28)

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010
	(in millions)
Cash flows from operating activities
Net loss	$(83)	$(79)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	196	193
Deferred income taxes	(11)	(9)
Impairment of cost-method investment	—	1
Non-cash interest expense	9	12
Non-cash stock-based compensation expense	10	7
Other non-cash items	(2)	(5)
Changes in operating assets and liabilities:
Accounts receivable	93	173
Inventories	10	7
Royalty advances	(15)	2
Accounts payable and accrued liabilities	(166)	(135)
Accrued interest	(38)	(43)
Other balance sheet changes	3	(12)

Net cash (used in) provided by operating activities	6	112

Cash flows from investing activities
Investments and acquisitions of businesses	(59)	(1)
Acquisition of publishing rights	(58)	(39)
Proceeds from the sale of investments	—	9
Capital expenditures	(34)	(30)

Net cash (used in) provided by investing activities	(151)	(61)

Cash flows from financing activities
Proceeds from exercise of stock options	3	—
Distribution to noncontrolling interest holder	(1)	(2)

Net cash used in financing activities	2	(2)

Effect of exchange rate changes on cash and equivalents	15	(21)

Net increase in cash and equivalents	(128)	28
Cash and equivalents at beginning of period	263	196

Cash and equivalents at end of period	$135	$224

See accompanying notes.

WMG Acquisition Corp.

Consolidated Statement of Deficit (Unaudited)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Warner Music Group Corp. Shareholder’s Deficit	Noncontrolling Interests	Total Equity (Deficit)
Balance at September 30, 2010	$142	$(369)	$53	$(174)	$54	$(120)
Comprehensive loss:
Net loss	—	(82)	0	(82)	(1)	(83)
Foreign currency translation adjustment	—	—	11	11	—	11
Deferred gains on derivative financial instruments	—	—	2	2	—	2

Total comprehensive loss				(69)	(1)	(70)
Noncontrolling interests of acquired businesses	—	—	—	—	(4)	(4)
Stock based compensation	10	—	—	10	—	10
Exercises of stock options	6	—	—	6	—	6

Balance at June 30, 2011	$158	$(451)	$66	$(227)	$49	$(178)

See accompanying notes.

WMG Acquisition Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)

1. Description of Business

WMG Acquisition Corp. (the “Company” or “Acquisition Corp.”) is a direct, wholly owned subsidiary of WMG Holdings Corp. (“Holdings”), which in turn, is a direct, wholly owned subsidiary of Warner Music Group Corp. (“Parent”). Parent, Holdings and the Company were formed on November 21, 2003. Acquisition Corp. is one of the world’s major music-based content companies.

Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among Parent, Airplanes Music LLC, a Delaware limited liability company (“Airplanes”) and an affiliate of Access Industries, Inc. (“Access”) and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Airplanes (“Merger Sub”), on July 20, 2011 (the “Closing Date”), Merger Sub merged with and into Parent with Parent surviving as a wholly-owned subsidiary of Airplanes (the “Merger”).

On the Closing Date, in connection with the Merger, each outstanding share of common stock of Parent (other than any shares owned by Parent or its wholly-owned subsidiaries, or by Airplanes and its affiliates, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, and shares of unvested restricted stock granted under Parent’s equity plan) was cancelled and converted automatically into the right to receive $8.25 in cash, without interest and less applicable withholding taxes (collectively, the “Merger Consideration”).

On July 20, 2011, Parent notified the New York Stock Exchange, Inc. (the “NYSE”) of its intent to remove Parent’s common stock from listing on the NYSE and requested that the NYSE file with the SEC an application on Form 25 to report the delisting of Parent’s common stock from the NYSE. On July 21, 2011, in accordance with Parent’s request, the NYSE filed the Form 25 with the SEC in order to provide notification of such delisting and to effect the deregistration of Parent’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 2, 2011, Parent filed a Form 15 with the SEC in order to provide notification of a suspension of its duty to file reports under Section 15(d) of the Exchange Act.

Airplanes funded the Merger Consideration through cash on hand at Parent at closing, equity financing obtained from Airplanes and debt financing obtained from third party lenders. See Note 13, Subsequent Events.

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

Music Publishing Operations

Where recorded music is focused on exploiting a particular recording of a composition, music publishing is an intellectual property business focused on the exploitation of the composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rights holders, the Company’s Music Publishing business garners a share of the revenues generated from use of the composition.

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In 2007, the Company entered the production music library business with the acquisition of Non-Stop Music. The Company has subsequently continued to expand its production music operations with the acquisitions of Groove Addicts Production Music Library and Carlin Recorded Music Library in fiscal 2010 and 615 Music in fiscal 2011.

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

The consolidated balance sheet at September 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 001-32502).

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to June 30, 2011 and 2010 relate to the three-month periods June 24, 2011 and June 26, 2010, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has determined that other than as described in Note 13, no additional disclosures are necessary.

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

	Foreign Currency Translation Gain (Losses)	Minimum Pension Liability Adjustment	Derivative Financial Instruments Gain (Losses)	Accumulated Other Comprehensive Income
	(in millions)
Balance at September 30, 2010	$58	$(3)	$(2)	$53

Activity through June 30, 2011	11	—	2	13

Balance at June 30, 2011	$69	$(3)	$—	$66

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the three months ended June 30, 2011 (in millions):

	Recorded Music	Music Publishing	Total
Balance at September 30, 2010	$463	$594	$1,057
Acquisitions	16	7	23
Dispositions	—	—	—
Other (b)	7	—	7

Balance at June 30, 2011	$486	$601	$1,087

Intangible Assets

Intangible assets consist of the following (in millions):

	September 30, 2010	Acquisitions (a)	Other (b)	June 30, 2011
Intangible assets subject to amortization:
Recorded music catalog	$1,376	—	4	$1,380
Music publishing copyrights	976	82	21	1,079
Artist contracts	79	—	1	80
Trademarks	31	—	—	31
Other intangible assets	9	—	—	9

	2,471	82	26	2,579
Accumulated amortization	(1,352)			(1,517)

Total net intangible assets subject to amortization	1,119			1,062
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,219			$1,162

(a)	The acquisition of music publishing copyrights for the nine months ended June 30, 2011 primarily includes Southside Independent Music Publishing and 615 Music.
(b)	Other represents foreign currency translation adjustments.

As a result of the Merger (as described in Note 13), the Company will apply provisions of ASC 805, Business Combinations and therefore the existing goodwill and intangible asset values are subject to change.

5. Restructuring Costs

Acquisition-Related Restructuring Costs

In 2004, an investor group acquired Warner Music Group from Time Warner Inc. (the “2004 Acquisition”). In connection with the 2004 Acquisition, the Company reviewed its operations and implemented several plans to restructure its operations. As part of these restructuring plans, the Company recorded a restructuring liability during 2004, which included costs to exit and consolidate certain activities of the Company, costs to exit certain leased facilities and operations such as international distribution operations, costs to terminate employees and costs to terminate certain artist, songwriter, co-publisher and other contracts. Such liabilities were recognized as part of the cost of the 2004 Acquisition. As of June 30, 2011, the Company had approximately $20 million of liabilities outstanding primarily related to long-term lease obligations for vacated facilities, which are expected to be settled by 2019 and $40 million of liabilities outstanding primarily related to revaluations of artist and other contracts.

As a result of the Merger (as described in Note 13), the Company will apply the provisions of ASC 805, Business Combinations and therefore the existing Acquisition-Related Restructuring costs values are subject to change.

6. Debt

The Company’s long-term debt consists of (in millions):

	June 30, 2011	September 30, 2010
9.5% Senior Secured Notes due 2016 (a)	$1,069	$1,065
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014 (c)	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014 (b)(c)	160	157

Total long term debt	$1,694	$1,687

(a)	9.5% Senior Secured Notes due 2016; face amount of $1.1 billion less unamortized discount of $31 million at June 30, 2011 and $35 million at September 30, 2010.
(b)	Change represents the impact of foreign currency exchange rates on the carrying value of the £100 million Sterling-denominated notes.
(c)	In connection with the Merger, the Company repurchased or called for redemption all of the outstanding Acquisition Corp. Senior Subordinated Notes due 2014 and have satisfied and discharged all of the Company’s obligations under the indentures governing those notes.

7. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to Parent’s stock-based awards for the three and nine months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010
Recorded Music	$2	$1	$6	$4
Music Publishing	—	—	—	—
Corporate expenses	1	1	4	3

Total	$3	$2	$10	$7

During the nine months ended June 30, 2011, Parent awarded 44,963 shares of restricted stock and 2,160,000 stock options to its employees. During the nine months ended June 30, 2010, Parent awarded 35,309 shares of restricted stock and 185,000 stock options to its employees.

In connection with the consummation of the Merger (as described in Note 13), immediately prior to the effective time of the Merger, each stock option issued by Parent, whether or not then exercisable or vested, was cancelled. Also at the effective time of the Merger, each restricted share of common stock of Parent either vested (to the extent not already vested) or was forfeited, in each case in accordance with its terms.

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

On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including the Company, filed a petition for rehearing en banc with the Second Circuit. On March 26, 2010, the Second Circuit denied the petition for rehearing en banc. On August 20, 2010 all defendants including the Company, filed a petition for Certiorari before the Supreme Court. The petition was rejected on January 10, 2011. Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims based mainly on arguments made but not addressed by the District Court in defendants’ original motion to dismiss. On July 18, 2011, the District Court issued an order granting defendants’ motion to dismiss in part and denying it in part. The case will proceed into discovery, including a determination as to whether class treatment is appropriate, based on a schedule to be determined by the District Court. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

Income Taxes

The Company is currently under examination by various taxing authorities. The accrual for uncertain tax positions has increased by $21 million from $10 million as of September 30, 2010 to $31 million as of June 30, 2011. The Company expects that $21 million of this total will be paid during the next twelve months, and $17 million of the payment will be reimbursed by Time Warner under the terms of the 2004 Acquisition.

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

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
June 30, 2011
Revenues	$545	$146	$(5)	$686
OIBDA	84	22	(29)	77
Depreciation of property, plant and equipment	(7)	(1)	(3)	(11)
Amortization of intangible assets	(37)	(19)	—	(56)

Operating income (loss)	$40	$2	$(32)	$10

June 30, 2010
Revenues	$519	$139	$(6)	$652
OIBDA	65	18	(19)	64
Depreciation of property, plant and equipment	(5)	(1)	(4)	(10)
Amortization of intangible assets	(39)	(16)	—	(55)

Operating income (loss)	$21	$1	$(23)	$(1)

Nine Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
June 30, 2011
Revenues	$1,768	$403	$(14)	$2,157

	Recorded music	Music publishing	Corporate expenses and eliminations	Total
OIBDA	228	90	(69)	249
Depreciation of property, plant and equipment	(20)	(3)	(8)	(31)
Amortization of intangible assets	(111)	(54)	—	(165)

Operating income (loss)	$97	$33	$(77)	$53

June 30, 2010
Revenues	$1,836	$414	$(18)	$2,232
OIBDA	227	101	(65)	263
Depreciation of property, plant and equipment	(17)	(3)	(8)	(28)
Amortization of intangible assets	(115)	(50)	—	(165)

Operating income (loss)	$95	$48	$(73)	$70

11. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $152 million and $157 million during the nine months ended June 30, 2011 and 2010, respectively. The Company paid approximately $27 million and $31 million of income and withholding taxes during the nine months ended June 30, 2011 and 2010, respectively. The Company received $10 million and $11 million of income tax refunds during the nine months ended June 30, 2011 and 2010, respectively.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2011. Derivatives not designated as hedging instruments primarily represent the balances below and the gains and losses on these financial instruments are included as other expense in the statement of operations. Derivatives designated as hedging instruments as of June 30, 2011 are not material to the Company’s financial statements.

	Fair Value Measurements as of June 30, 2011
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$2	$—	$2
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(3)	$—	$(3)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(12)	$(12)

(a)	The fair value of foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	This represents purchase obligations and contingent consideration related to our various acquisitions. This is based on a discounted cash flow (“DCF”) approach and it is adjusted to fair value on a recurring basis.

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be remeasured at fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that an impairment exists, the asset is written down to its fair value. In addition, an impairment analysis is performed at least annually for goodwill and indefinite-lived intangible assets.

Fair Value of Debt

Based on the level of interest rates prevailing at June 30, 2011, the fair value of the Company’s fixed-rate debt exceeded the carrying value by approximately $101 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

13. Subsequent Events

Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into Parent with Parent surviving as a wholly-owned subsidiary of Parent.

On the Closing Date, in connection with the Merger, each outstanding share of common stock of Parent (other than any shares owned by Parent or its wholly-owned subsidiaries, or by Parent and its affiliates, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, and shares of unvested restricted stock granted under Parent’s equity plan) was cancelled and converted automatically into the right to receive the Merger Consideration.

Equity contributions totaling $1.1 billion from Airplanes, together with (i) the proceeds from the sale of (a) $150 million aggregate principal amount of 9.50% Senior Secured Notes due 2016 (the “Secured WMG Notes”) initially issued by WM Finance Corp., (the “Initial OpCo Issuer”), (b) $765 million aggregate principal amount of 11.50% Senior Notes due 2018 initially issued by the Initial OpCo Issuer, (the “Unsecured WMG Notes”) and (c) $150 million aggregate principal amount of 13.75% Senior Notes due 2019 (the “Holdings Notes” and together with the Secured WMG Notes and the Unsecured WMG Notes, the “Notes”) initially issued by WM Holdings Finance Corp., (the “Initial Holdings Issuer”) and (ii) cash on hand at Parent, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in Parent under the Merger Agreement, to repay certain of Parent’s existing indebtedness and to pay related transaction fees and expenses. On the Closing Date, (i) Acquisition Corp. became the obligor under the Secured WMG Notes and the Unsecured WMG Notes as a result of the merger of Initial OpCo Issuer with and into Acquisition Corp. (the “OpCo Merger”) and (ii) Holdings became the obligor under the Holdings Notes as a result of the merger of Initial Holdings Issuer with and into Holdings (the “Holdings Merger”). On the Closing Date, the Company also entered into, but did not draw under, a new $60 million revolving credit facility.

In connection with the Merger, Parent also refinanced certain of its existing consolidated indebtedness, including (i) the repurchase and redemption by Holdings of its approximately $258 million in fully accreted principal amount outstanding 9.5% Senior Discount Notes due 2014 (the “Existing Holdings Notes”), and the satisfaction and discharge of the related indenture and (ii) the repurchase and redemption by Acquisition Corp. of its $465 million in aggregate principal amount outstanding 7 3/8% Dollar-denominated Senior Subordinated Notes due 2014 and £100 million in aggregate principal amount of its outstanding 8 1/8% Sterling-denominated Senior Subordinated Notes due 2014 (the “Existing Acquisition Corp. Notes” and together with the Existing Holdings Notes, the “Existing Notes”), and the satisfaction and discharge of the related indenture, and payment of related tender offer or call premiums and accrued interest on the Existing Notes.

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Financial Statements

The Company is one of the world’s major music-based content companies. As of June 30, 2011, the Company had issued $1.1 billion principal amount of 9.50% Senior Secured Notes due 2016 (the “Existing Secured Notes”), $465 million principal amount of 7.375% Senior Subordinated Notes due 2014 and £100 million sterling principal amount of 8.125% Senior Subordinated notes due 2014 (the “Existing Acquisition Corp. Notes” and, together with the Existing Secured Notes,” the “Acquisition Corp. Notes”). The Acquisition Corp. Notes were guaranteed by all of the Company’s domestic wholly owned subsidiaries. The Existing Secured Notes are guaranteed on a senior secured basis and the Existing Acquisition Corp. Notes are guaranteed on an unsecured senior subordinated basis. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Acquisition Corp. Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the issuer of the Acquisition Corp. Notes, (ii) the guarantor subsidiaries of the Company, (iii) the non-guarantor subsidiaries of the Company and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on the Company’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

In connection with the Merger, the Company repurchased or called for redemption all of the outstanding Existing Acquisition Corp. Notes and have satisfied and discharged all of the Company’s obligations under the indentures governing those notes. See Note 13, Subsequent Events.

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

June 30, 2011

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$63	$72	$—	$135
Accounts receivable, net	8	148	201	—	357
Due (to) from parent companies	(1,249)	1,277	(27)	(1)	—
Inventories	—	9	19	—	28
Royalty advances expected to be recouped within one year	—	91	69	—	160
Deferred tax assets	—	—	30	—	30
Other current assets	—	13	76	—	89

Total current assets	(1,241)	1,601	440	(1)	799
Royalty advances expected to be recouped after one year	—	112	84	—	196
Investments in and advances to (from) consolidated subsidiaries	2,913	742	1	(3,656)	—
Property, plant and equipment, net	—	87	37	—	124
Goodwill	—	306	781	—	1,087
Intangible assets subject to amortization, net	—	563	499	—	1,062
Intangible assets not subject to amortization	—	90	10	—	100
Other assets	34	19	14	—	67

Total assets	$1,706	$3,520	$1,866	$(3,657)	$3,435

Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$64	$77	$—	$141
Accrued royalties	—	583	455		1,038
Accrued liabilities	1	87	138	—	226
Accrued interest	14	—	—	—	14
Deferred revenue	—	55	77	—	132
Other current liabilities	—	7	25	—	32

Total current liabilities	15	796	772	—	1,583
Long-term debt	1,694	—	—	—	1,694
Deferred tax liabilities, net	—	61	103	—	164
Other non-current liabilities	6	77	63	26	172

Total liabilities	1,715	934	938	26	3,613

Total WMG Acquisition Corp. shareholder’s deficit	(9)	2,586	879	(3,683)	(227)

Noncontrolling interest	—	—	49	—	49
Total deficit	(9)	2,586	928	(3,683)	(178)

Total liabilities and (deficit) equity	$1,706	$3,520	$1,866	$(3,657)	$3,435

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

September 30, 2010

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$135	$128	$—	$263
Accounts receivable, net	2	171	261	—	434
Due (to) from parent companies	(1,121)	1,207	(85)	(1)	—
Inventories	—	13	24	—	37
Royalty advances expected to be recouped within one year	—	82	61	—	143
Deferred tax asset	—	—	30	—	30
Other current assets	2	14	62	—	78

Total current assets	(1,117)	1,622	481	(1)	985
Royalty advances expected to be recouped after one year	—	109	80	—	189
Investments in and advances to (from) consolidated subsidiaries	2,559	762	—	(3,321)	—
Property, plant, and equipment, net	—	85	36	—	121
Goodwill	—	298	759	—	1,057
Intangible assets subject to amortization, net	—	603	516	—	1,119
Intangible assets not subject to amortization	—	90	10	—	100
Other assets	29	18	18	—	65

Total assets	$1,471	$3,587	$1,900	$(3,322)	$3,636

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$103	$103	$—	$206
Accrued royalties	—	612	422	—	1,034
Accrued liabilities	2	126	186	—	314
Accrued interest	52	—	—	—	52
Deferred revenue	—	29	71	—	100
Other current liabilities	—	6	34	—	40

Total current liabilities	54	876	816	—	1,746
Long-term debt	1,687	—	—	—	1,687
Deferred tax liabilities, net	—	56	113	—	169
Other non-current liabilities	5	97	47	5	154

Total liabilities	1,746	1,029	976	5	3,756

Total WMG Acquisition Corp. shareholder’s (deficit) equity	(275)	2,558	870	(3,327)	(174)
Noncontrolling interest	—	—	54	—	54

Total (deficit) equity	(275)	2,558	924	(3,327)	(120)

Total liabilities and (deficit) equity	$1,471	$3,587	$1,900	$(3,322)	$3,636

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended June 30, 2011 and 2010

	Three months ended June 30, 2011
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenue	$—	$292	$427	$(33)	$686
Costs and expenses:
Cost of revenues	—	(145)	(265)	32	(378)
Selling, general and administrative expenses	—	(125)	(119)	2	(242)
Amortization of intangible assets	—	(33)	(23)	—	(56)

Total costs and expenses	—	(303)	(407)	34	(676)

Operating income (loss)	—	(11)	20	1	10
Interest expense, net	(35)	(2)	(3)	—	(40)
Equity (losses) gains from consolidated subsidiaries	(1)	23	(1)	(21)	—
Other expense, net	5	(21)	22	—	6

(Loss) income before income taxes	(31)	(11)	38	(20)	(24)
Income tax expense	(14)	(10)	(12)	21	(15)

Net (loss) income	(45)	(21)	26	1	(39)
Less: loss attributable to noncontrolling interest	—	—	—	—	—

Net (loss) income attributable to WMG Acquisition Corp.	$(45)	$(21)	$26	$1	$(39)

	Three months ended June 30, 2010
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Revenue	$—	$298	$383	$(29)	652
Costs and expenses:
Cost of revenues	—	(147)	(232)	26	(353)
Selling, general and administrative expenses	—	(125)	(110)	(10)	(245)
Amortization of intangible assets	—	(32)	(23)	—	(55)

Total costs and expenses	—	(304)	(365)	16	(653)

Operating income (loss)	—	(6)	18	(13)	(1)
Interest expense, net	(41)	3	(1)	—	(39)
Equity gains (losses) from consolidated subsidiaries	13	4	—	(17)	—
Other income (expense), net	2	(14)	14	—	2

(Loss) income before income taxes	(26)	(13)	31	(30)	(38)
Income tax expense	(9)	(6)	(5)	11	(9)

Net (loss) income	(35)	(19)	26	(19)	(47)
Less: loss attributable to noncontrolling interest	—	—	—	—	—

Net (loss) income attributable to WMG Acquisition Corp.	$(35)	$(19)	$26	$(19)	$(47)

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Nine Months Ended June 30, 2011 and 2010

	Nine months ended June 30, 2011
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
Revenue	$—	$946	$1,334	$(123)	$2,157
Costs and expenses:
Cost of revenues	—	(474)	(815)	112	(1,177)
Selling, general and administrative expenses	—	(310)	(466)	14	(762)
Amortization of intangible assets	—	(98)	(67)	—	(165)

Total costs and expenses	—	(882)	(1,348)	126	(2,104)

Operating income (loss)	—	64	(14)	3	53
Interest expense, net	(113)	—	(9)	—	(122)
Equity gains (losses) from consolidated subsidiaries	42	(3)	(1)	(38)	—
Other income (expense), net	5	(19)	19	—	5

(Loss) income before income taxes	(66)	42	(5)	(35)	(64)
Income tax expense	(18)	(16)	(17)	32	(19)

Net (loss) income	(84)	26	(22)	(3)	(83)
Less: loss attributable to noncontrolling interest	—	—	1	—	1

Net (loss) income attributable to WMG Acquisition Corp.	$(84)	$26	$(21)	$(3)	$(82)

	Nine months ended June 30, 2010
	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
Revenue	$—	$991	$1,383	$(142)	$2,232
Costs and expenses:
Cost of revenues	—	(503)	(820)	130	(1,193)
Selling, general and administrative expenses	—	(324)	(473)	(7)	(804)
Amortization of intangible assets	—	(97)	(68)	—	(165)

Total costs and expenses	—	(924)	(1,361)	123	(2,162)

Operating income (loss)	—	67	22	(19)	70
Interest expense, net	(115)	(5)	(4)	—	(124)
Equity gains (losses) from consolidated subsidiaries	75	(2)	—	(73)	—
Other income (expense), net	3	(16)	12	—	(1)

(Loss) income before income taxes	(37)	44	30	(92)	(55)
Income tax expense	(24)	(22)	(12)	34	(24)

Net (loss) income	(61)	22	18	(58)	(79)
Less: loss attributable to noncontrolling interest	—	—	2	—	2

Net (loss) income attributable to WMG Acquisition Corp.	$(61)	$22	$20	$(58)	$(77)

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2011

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(84)	$26	$(22)	$(3)	$(83)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	119	77	—	196
Deferred income taxes	—	—	(11)	—	(11)
Non-cash interest expense	8	1	—	—	9
Non-cash, stock-based compensation expense	—	10	—	—	10
Equity losses (gains) from consolidated subsidiaries	(42)	4	—	38	—
Other non-cash items	—	(2)	—	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(6)	31	68	—	93
Inventories	—	3	7	—	10
Royalty advances	—	(12)	(3)	—	(15)
Accounts payable and accrued liabilities	160	(193)	(103)	(30)	(166)
Accrued interest	(38)	—	—	—	(38)
Other balance sheet changes	2	1	5	(5)	3

Net cash (used in) provided by operating activities	—	(12)	18	—	6

Cash flows from investing activities
Investments and acquisitions of businesses	—	—	(59)	—	(59)
Acquisition of publishing rights	—	(39)	(19)	—	(58)
Capital expenditures	—	(24)	(10)	—	(34)

Net cash used in investing activities	—	(63)	(88)	—	(151)

Cash flows from financing activities
Proceeds from exercise of stock options	—	3	—	—	3
Distribution to noncontrolling interest holder	—	—	(1)	—	(1)

Net cash used in financing activities	—	3	(1)	—	2

Effect of exchange rate changes on cash and equivalents	—	—	15	—	15

Net decrease in cash and equivalents	—	(72)	(56)	—	(128)
Cash and equivalents at beginning of period	—	135	128	—	263

Cash and equivalents at end of period	$—	$63	$72	$—	$135

WMG ACQUISITION CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2010

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(61)	$22	$18	$(58)	$(79)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	119	74	—	193
Deferred income taxes	—	—	(9)	—	(9)
Impairment of cost-method investment	—	1	—	—	1
Non-cash interest expense	8	4	—	—	12
Non-cash, stock-based compensation expense	—	7	—	—	7
Equity (income) loss from consolidated subsidiaries	(75)	2	—	73	—
Other non-cash adjustments	—	(5)	—	—	(5)
Changes in operating assets and liabilities
Accounts receivable	—	76	97	—	173
Inventories	—	2	5	—	7
Royalty advances	—	10	(8)	—	2
Accounts payable and accrued liabilities	173	(172)	(121)	(15)	(135)
Accrued interest	(43)	—	—	—	(43)
Other balance sheet changes	(2)	(4)	(6)	—	(12)

Net cash (used in) provided by operating activities	—	62	50	—	112

Cash flows from investing activities
Investments and acquisitions	—	—	(1)	—	(1)
Acquisition of publishing rights	—	(17)	(22)	—	(39)
Proceeds from sale of investments	—	9	—	—	9
Capital Expenditures	—	(22)	(8)	—	(30)

Net cash used in investing activities	—	(30)	(31)	—	(61)

Cash flows from financing activities
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)

Net cash used in financing activities	—	—	(2)	—	(2)

Effect of foreign exchange rates on cash	—	—	(21)	—	(21)

Net increase (decrease) in cash and equivalents	—	32	(4)	—	28
Cash and equivalents at beginning of period	—	59	137	—	196

Cash and equivalents at end of period	$—	$91	$133	$—	$224

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (the “Quarterly Report”).

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

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others statements set forth under “—Factors Affecting Results of Operations and Financial Condition—Additional Targeted Savings” below, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase our outstanding notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

•	litigation in respect of the Merger Agreement;

•	disruption from the Merger and the transactions related to the Merger making it more difficult to maintain certain strategic relationships;

•	risks relating to recent or future ratings agency actions or downgrades as a result of the Merger and the transactions related to the Merger for any other reason;

•	reduced access to capital markets as the result of the delisting of Parent’s common stock on the New York Stock Exchange following consummation of the Merger;

•

the impact of our substantial leverage, including the increase associated with additional indebtedness incurred in connection with the Merger and the transactions related to the Merger, on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

•	our ability to achieve expected or targeted cost savings following consummation of the Merger;

•	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity, Internet peer-to-peer file-sharing and sideloading of unauthorized content;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	our ability to continue to enforce our intellectual property rights in digital environments;

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

INTRODUCTION

WMG Acquisition Corp. (the “Company” or “Acquisition Corp.”) is a direct, wholly owned subsidiary of WMG Holdings Corp. (“Holdings”), which in turn, is a direct, wholly owned subsidiary of Warner Music Group Corp. (“Parent”). Parent, Holdings and the Company were formed on November 21, 2003. Acquisition Corp. is one of the world’s major music-based content companies.

Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among Parent, Airplanes Music LLC, a Delaware limited liability company (“Airplanes”) and an affiliate of Access Industries, Inc. (“Access”) and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Airplanes (“Merger Sub”), on July 20, 2011 (the “Closing Date”), Merger Sub merged with and into Parent with Parent surviving as a wholly-owned subsidiary of Airplanes (the “Merger”).

On the Closing Date, in connection with the Merger, each outstanding share of common stock of Parent (other than any shares owned by Parent or its wholly-owned subsidiaries, or by Airplanes and its affiliates, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, and shares of unvested restricted stock granted under Parent’s equity plan) was cancelled and converted automatically into the right to receive $8.25 in cash, without interest and less applicable withholding taxes (collectively, the “Merger Consideration”).

On July 20, 2011, Parent notified the New York Stock Exchange, Inc. (the “NYSE”) of its intent to remove Parent’s common stock from listing on the NYSE and requested that the NYSE file with the SEC an application on Form 25 to report the delisting of Parent’s common stock from the NYSE. On July 21, 2011, in accordance with Parent’s request, the NYSE filed the Form 25 with the SEC in order to provide notification of such delisting and to effect the deregistration of Parent’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 2, 2011, Parent filed a Form 15 with the SEC in order to provide notification of a suspension of its duty to file reports under Section 15(d) of the Exchange Act.

Airplanes funded the Merger Consideration through cash on hand at Parent at closing, equity financing obtained from Airplanes and debt financing obtained from third party lenders. See Note 13, Subsequent Events.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2011 and 2010. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2011 and 2010, as well as a discussion of our financial condition and liquidity as of June 30, 2011. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Music Publishing Operations

Where recorded music is focused on exploiting a particular recording of a composition, music publishing is an intellectual property business focused on the exploitation of the composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rights holders, the Company’s Music Publishing business garners a share of the revenues generated from use of the composition.

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In 2007, the Company entered the production music library business with the acquisition of Non-Stop Music. The Company has subsequently continued to expand its production music operations with the acquisitions of Groove Addicts Production Music Library and Carlin Recorded Music Library in fiscal 2010 and 615 Music in fiscal 2011.

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

Severance Charges

During the nine months ended June 30, 2011 we took additional actions to further align our cost structure with industry trends. This resulted in severance charges of $28 million for the nine months ended June 30, 2011, compared to $20 million for the nine months ended June 30, 2010.

Additional Targeted Savings

We have targeted cost-savings over the next nine fiscal quarters of $50 million to $65 million based on identified cost-saving initiatives and opportunities, including targeted savings expected to be realized as a result of shifting from a public to a private company, reduced expenses related to finance, legal and information technology and reduced expenses related to certain planned corporate restructuring initiatives. There can be no assurances that these cost-savings will be achieved in full or at all.

LimeWire Settlement

In May 2011, the major record companies reached a global out-of-court settlement of copyright litigation against LimeWire. Under the terms of the settlement, the LimeWire defendants agreed to pay compensation to the record companies that brought the action, including us. In connection with this settlement, we recorded a $12 million benefit to general and administrative expenses in the consolidated statements of operation for the three and nine months ended June 30, 2011. These amounts were recorded net of the estimated amounts payable to our artists in respect of royalties.

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

The Merger

Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into Parent with Parent surviving as a wholly-owned subsidiary of Airplanes.

On the Closing Date, in connection with the Merger, each outstanding share of common stock of Parent (other than any shares owned by Parent or its wholly-owned subsidiaries, or by Airplanes and its affiliates, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, and shares of unvested restricted stock granted under Parent’s equity plan) was cancelled and converted automatically into the right to receive the Merger Consideration.

Equity contributions totaling $1.1 billion from Airplanes, together with (i) the proceeds from the sale of (a) $150 million aggregate principal amount of 9.50% Senior Secured Notes due 2016 (the “Secured WMG Notes”) initially issued by WM Finance Corp., (the “Initial OpCo Issuer”), (b) $765 million aggregate principal amount of 11.50% Senior Notes due 2018 initially issued by the Initial OpCo Issuer, (the “Unsecured WMG Notes”) and (c) $150 million aggregate principal amount of 13.75% Senior Notes due 2019 (the “Holdings Notes” and together with the Secured WMG Notes and the Unsecured WMG Notes, the “Notes”) initially issued by WM Holdings Finance Corp., (the “Initial Holdings Issuer”) and (ii) cash on hand at Parent, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in Parent under the Merger Agreement, to repay certain of Parent’s existing indebtedness and to pay related transaction fees and expenses. On the Closing Date, (i) Acquisition Corp. became the obligor under the Secured WMG Notes and the Unsecured WMG Notes as a result of the merger of Initial OpCo Issuer with and into Acquisition Corp. (the “OpCo Merger”) and (ii) Holdings became the obligor under the Holdings Notes as a result of the merger of Initial Holdings Issuer with and into Holdings (the “Holdings Merger”). On the Closing Date, the Company also entered into, but did not draw under, a new $60 million revolving credit facility.

In connection with the Merger, Parent also refinanced certain of its existing consolidated indebtedness, including (i) the repurchase and redemption by Holdings of its approximately $258 million in fully accreted principal amount outstanding 9.5% Senior Discount Notes due 2014 (the “Existing Holdings Notes”), and the satisfaction and discharge of the related indenture and (ii) the repurchase and redemption by Acquisition Corp. of its $465 million in aggregate principal amount outstanding 7 3/8% Dollar-denominated Senior Subordinated Notes due 2014 and £100 million in aggregate principal amount of its outstanding 8 1/8% Sterling-denominated Senior Subordinated Notes due 2014 (the “Existing Acquisition Corp. Notes” and together with the Existing Holdings Notes, the “Existing Notes”), and the satisfaction and discharge of the related indenture, and payment of related tender offer or call premiums and accrued interest on the Existing Notes.

Approximately $5 million and $7 million of expense was incurred by the Company during the three and nine months ended June 30, 2011, respectively, in connection with the consummation of the Merger.

Management Agreement

Upon completion of the Merger, Parent and Holdings entered into a management agreement with Access, dated as of the Closing Date (the “Management Agreement”), pursuant to which Access will provide Parent and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, Parent, or one or more of its subsidiaries, will pay Access a specified annual fee, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
Revenue by Type
Physical and other	$295	$297	$(2)	-1%
Digital	191	169	22	13%
Licensing	59	53	6	11%

Total Recorded Music	545	519	26	5%
Mechanical	38	50	(12)	-24%
Performance	59	50	9	18%
Synchronization	30	24	6	25%
Digital	15	13	2	15%
Other	4	2	2	100%

Total Music Publishing	146	139	7	5%
Intersegment elimination	(5)	(6)	1	-17%

Total Revenue	$686	$652	$34	5%

Revenue by Geographical Location
U.S. Recorded Music	$227	$247	$(20)	-8%
U.S. Publishing	49	54	(5)	-9%

Total U.S.	276	301	(25)	-8%
International Recorded Music	318	272	46	17%
International Publishing	97	85	12	14%

Total International	415	357	58	16%
Intersegment eliminations	(5)	(6)	1	-17%

Total Revenue	$686	$652	$34	5%

Total Revenue

Total revenues increased by $34 million, or 5%, to $686 million for the three months ended June 30, 2011 from $652 million for the three months ended June 30, 2010. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 79% and 21% of total revenues for the three months ended June 30, 2011 and 2010. Prior to intersegment eliminations, U.S. and international revenues represented 40% and 60% of total revenues for the three months ended June 30, 2011, compared to 46% and 54% of total revenues for the three months ended June 30, 2010. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $7 million, or 1%.

Total digital revenues after intersegment eliminations increased by $24 million, or 13%, to $203 million for the three months ended June 30, 2011 from $179 million for the three months ended June 30, 2010. Total digital revenues represented 30% and 27% of consolidated revenues for the three months ended June 30, 2011 and 2010, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2011 were comprised of U.S. revenues of $117 million and international revenues of $89 million, or 57% and 43% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2010 were comprised of U.S. revenues of $109 million and international revenues of $73 million, or 60% and 40% of total digital revenues, respectively.

Recorded Music revenues increased by $26 million, or 5%, to $545 million for the three months ended June 30, 2011 from $519 million for the three months ended June 30, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 79% of consolidated revenues, for the three months ended June 30, 2011 and 2010. U.S. Recorded Music revenues were $227 million and $247 million, or 42% and 48% of Recorded Music revenues for the three months ended June 30, 2011 and 2010, respectively. International Recorded Music revenues were $318 million and $272 million, or 58% and 52% of consolidated Recorded Music revenues for the three months ended June 30, 2011 and 2010, respectively. The overall revenue growth reflected increases in digital revenue, licensing revenue and revenue from our European concert promotion businesses, partially offset by declines in physical sales. The increase in digital revenue was driven by the growth in digital downloads in the U.S. and internationally and emerging digital revenue streams such as Spotify and YouTube, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. Licensing revenue growth was driven primarily by increases in the licensing of recorded music assets in film, television and compilations. The increases in our European concert promotion business reflected a stronger touring schedule, mostly in France, as compared with the prior-year quarter. The decline in physical revenue in the current quarter versus the prior year was the result of physical declines reflecting the ongoing impact of the transition from physical to digital sales in the recorded music industry. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $3 million, or 1%.

Music Publishing revenues increased by $7 million, or 5%, to $146 million for the three months ended June 30, 2011 from $139 million for the three months ended June 30, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 21% of consolidated revenues, for the three months ended June 30, 2011 and 2010, respectively. U.S. Music Publishing revenues were $49 million and $54 million, or 34% and 39% of Music Publishing revenues for the three months ended June 30, 2011 and 2010, respectively. International Music Publishing revenues were $97 million and $85 million, or 66% and 61% of Music Publishing revenues for the three months ended June 30, 2011 and 2010, respectively.

The growth in Music Publishing revenue was driven primarily by increases in performance revenue, synchronization revenue, digital revenue and other revenue, partially offset by an expected decrease in mechanical revenue. The increase in performance revenue was driven by the results of recent acquisitions and the timing of cash collections in Europe and Latin America. Synchronization revenue results reflected the improvement of the U.S. advertising market and renewals on certain licensing deals. The increase in digital revenue reflected growth in global digital downloads and certain streaming services. Other music publishing revenue increased primarily as a result of higher print revenue in the U.S. The expected decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry and the prior period benefit from the shift to accrual-based accounting for a U.S.-based collection society. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $4 million, or 3%.

Revenue by Geographical Location

U.S. revenues decreased by $25 million, or 8%, to $276 million for the three months ended June 30, 2011 from $301 million for the three months ended June 30, 2010. The overall decrease in the U.S. Recorded Music business reflected the continued decline in mobile revenue primarily related to lower ringtone demand and declines in physical sales in the recorded music industry, partially offset by growth in digital downloads and increases in the licensing of recorded music assets in film, television and compilations. The overall decrease in the U.S. Music Publishing business was driven primarily by an expected decrease in mechanical revenue, partially offset by increases in performance revenue, synchronization revenue, digital revenue and other revenue.

International revenues increased by $58 million, or 16%, to $415 million for the three months ended June 30, 2011 from $357 million for the three months ended June 30, 2010. Excluding the favorable impact of foreign currency exchange rates, total international revenues increased $18 million. The overall increase in the international Recorded Music business reflected growth in global digital downloads and emerging digital streaming services such as Spotify and success from our European concert promotion business which reflected a stronger touring schedule, mostly in France and Italy, as compared with the prior-year quarter. Revenue growth in France and Japan was partially offset by declines in the U.K. and other parts of Europe. The overall increase in the international Music Publishing business was driven by increases in performance revenue, synchronization revenue and digital revenue.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$224	$228	$(4)	-2%
Product costs	133	106	27	25%
Licensing costs	21	19	2	11%

Total cost of revenues	$378	$353	$25	7%

Our cost of revenues increased by $25 million, or 7%, to $378 million for the three months ended June 30, 2011 from $353 million for the three months ended June 30, 2010. Expressed as a percentage of revenues, cost of revenues were 55% for the three months ended June 30, 2011 and 54% for the three months ended June 30, 2010.

Artist and repertoire costs decreased by $4 million, or 2%, to $224 million for the three months ended June 30, 2011 from $228 million for the three months ended June 30, 2010. Expressed as a percentage of revenues, artist and repertoire costs decreased from 35% for the three months ended June 30, 2010 to 33% in the three months ended June 30, 2011, primarily as a result of the timing of artist and repertoire spending and revenue mix.

Product costs increased by $27 million, or 25%, to $133 million for the three months ended June 30, 2011 from $106 million for the three months ended June 30, 2010. Expressed as a percentage of revenues, product costs increased from 16% for the three months ended June 30, 2010 to 19% in the three months ended June 30, 2011. The increase in product costs was driven by higher non-traditional recorded music business costs related to the increase in revenue from our European concert promotion businesses, partially offset by effective supply chain management and the continuing change in mix from physical to digital sales.

Licensing costs increased $2 million, or 11%, to $21 million for the three months ended June 30, 2011 from $19 million for the three months ended June 30, 2010. Licensing costs as a percentage of licensing revenues were 36% for the three months ended June 30, 2011 and 2010. The increase in licensing costs was driven by the increase in licensing revenue and changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$131	$130	$1	1%
Selling and marketing expense	98	98	—	—
Distribution expense	13	17	(4)	-24%

Total selling, general and administrative expense	$242	$245	$(3)	-1%

(1)	Includes depreciation expense of $11 million and $10 million for the three months ended June 30, 2011 and 2010, respectively.

Total selling, general and administrative expense decreased by $3 million, or 1%, to $242 million for the three months ended June 30, 2011 from $245 million for the three months ended June 30, 2010. Expressed as a percentage of revenues, selling, general and administrative expenses decreased from 38% for the three months ended June 30, 2010 to 35% for the three months ended June 30, 2011.

General and administrative expense increased by $1 million, or 1%, to $131 million for the three months ended June 30, 2011 from $130 million for the three months ended June 30, 2010. Expressed as a percentage of revenues, general and administrative expense decreased from 20% for the three months ended June 30, 2010 to 19% for the three months ended June 30, 2011, primarily as a result of the benefit from the LimeWire settlement, partially offset by expenses incurred in connection with the consummation of the Merger.

Selling and marketing expense remained flat at $98 million for the three months ended June 30, 2011 and 2010. Expressed as a percentage of revenues, selling and marketing expense decreased from 15% for the three months ended June 30, 2010 to 14% for the three months ended June 30, 2011.

Distribution expense decreased by $4 million, or 24%, to $13 million for the three months ended June 30, 2011 from $17 million for the three months ended June 30, 2010. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales. Expressed as a percentage of revenues, distribution expense decreased from 3% for the three months ended June 30, 2010 to 2% for the three months ended June 30, 2011

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to WMG Acquisition Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to WMG Acquisition Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
OIBDA	$77	$64	$13	20%
Depreciation expense	(11)	(10)	(1)	10%
Amortization expense	(56)	(55)	(1)	2%

Operating income (loss)	10	(1)	11	—
Interest expense, net	(40)	(39)	(1)	3%
Other income, net	6	2	4	—

Loss before income taxes	(24)	(38)	14	-37%
Income tax expense	(15)	(9)	(6)	67%

Net loss	(39)	(47)	8	-17%
Less: loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to WMG Acquisition Corp.	$(39)	$(47)	$8	-17%

OIBDA

Our OIBDA increased by $13 million to $77 million for the three months ended June 30, 2011 as compared to $64 million for the three months ended June 30, 2010. Expressed as a percentage of revenues, total OIBDA margin increased from 10%, for the three months ended June 30, 2010, to 11% for the three months ended June 30, 2011. Our OIBDA increase was primarily driven by the increase in revenue, the benefit from the LimeWire settlement, lower distribution expense and lower artist and repertoire costs, partially offset by the increase in product costs and by expenses incurred in connection with the consummation of the Merger noted above.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased from $10 million, for the three months ended June 30, 2010, to $11 million for the three months ended June 30, 2011, primarily related to recently completed capital projects.

Amortization expense

Amortization expense increased from $55 million, for the three months ended June 30, 2010, to $56 million for the three months ended June 30, 2011.

Operating income

Our operating income increased $11 million to $10 million, for the three months ended June 30, 2011 as compared to operating loss of $1 million for the three months ended June 30, 2010. The increase in operating income was a result of the increase in OIBDA noted above, partially offset by increases in depreciation and amortization expense.

Interest expense, net

Our interest expense, net, increased $1 million, or 3%, to $40 million for the three months ended June 30, 2011 as compared to $39 million for the three months ended June 30, 2010. The increase was primarily driven by changes in foreign currency exchange rates related to our sterling denominated notes.

See “—Financial Condition and Liquidity” for more information.

Other income, net

Other income for the three months ended June 30, 2011 and 2010 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee. In addition, other income increased as a result of the settlement of an income tax audit in Germany reimbursable to us by Time Warner under the terms of the 2004 Acquisition.

Income tax expense

Income tax expense increased to $15 million for the three months ended June 30, 2011 from $9 million for the three months ended June 30, 2010. The increase in income tax expense was primarily due to an increase in tax reserves relating to the settlement of an income tax audit in Germany.

We are currently under examination by various taxing authorities. The accrual for uncertain tax positions has increased by $15 million for the three months ended June 30, 2011 to $31 million as a result of the German income tax audit. We expect that $21 million of this total will be paid during the next twelve months, and $17 million of the payment will be reimbursed by Time Warner under the terms of the 2004 Acquisition.

Net loss

Our net loss decreased by $8 million, to a net loss of $39 million for the three months ended June 30, 2011 as compared to net loss of $47 million for the three months ended June 30, 2010. The improvement was a result of decreased OIBDA and the increase in income tax expense.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
Recorded Music
Revenue	$545	$519	$26	5%
OIBDA	84	65	19	29%
Operating income	$40	$21	19	90%
Music Publishing
Revenue	$146	$139	$7	5%
OIBDA	22	18	4	22%
Operating income	$2	$1	1	100%
Corporate expenses and eliminations
Revenue	$(5)	$(6)	$1	17%
OIBDA	(29)	(19)	(10)	53%
Operating loss	$(32)	$(23)	(9)	39%
Total
Revenue	$686	$652	$34	5%
OIBDA	77	64	13	20%
Operating income (loss)	$10	$(1)	11	—

Recorded Music

Revenues

Recorded Music revenues increased by $26 million, or 5%, to $545 million for the three months ended June 30, 2011 from $519 million for the three months ended June 30, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 79% of consolidated revenues, for the three months ended June 30, 2011 and 2010. U.S. Recorded Music revenues were $227 million and $247 million, or 42% and 48% of Recorded Music revenues for the three months ended June 30, 2011 and 2010, respectively. International Recorded Music revenues were $318 million and $272 million, or 58% and 52% of consolidated Recorded Music revenues for the three months ended June 30, 2011 and 2010, respectively. The overall revenue growth reflected increases in digital revenue, licensing revenue and revenue from our European concert promotion businesses, partially offset by declines in physical sales. The increase in digital revenue was driven by the growth in digital downloads in the U.S. and internationally and emerging digital revenue streams such as Spotify and YouTube, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. Licensing revenue growth was driven primarily by increases in the licensing of recorded music assets in film, television and compilations. The increases in our European concert promotion business reflected a stronger touring schedule, mostly in France and Italy, as compared with the prior-year quarter. The decline in physical revenue in the current quarter versus the prior year was the result of physical declines reflecting the ongoing impact of the transition from physical to digital sales in the recorded music industry. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $3 million, or 1%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$123	$129	$(6)	-5%
Product costs	133	106	27	25%
Licensing costs	21	19	2	11%

Total cost of revenues	$277	$254	$23	9%

Recorded Music cost of revenues increased $23 million, or 9%, for the three months ended June 30, 2011. The increase in product costs was driven by higher non-traditional recorded music business costs related to the increase in revenue from our European concert promotion businesses, partially offset by effective supply chain management and the continuing change in mix from physical to digital sales. The increase in licensing costs was driven primarily by the increase in licensing revenue and changes in revenue mix. The decrease in artist and repertoire costs was driven by the timing of artist and repertoire spending and revenue mix. Expressed as a percentage of Recorded Music revenues, cost of revenues increased from 49% for the three months ended June 30, 2010, to 51% for the three months ended June 30, 2011, due primarily to costs associated with our European concert promotion businesses.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$82	$92	$(10)	-11%
Selling and marketing expense	96	96	—	—
Distribution expense	13	17	(4)	-24%

Total selling, general and administrative expense	$191	$205	$(14)	-7%

(1)	Includes depreciation expense of $7 million and $5 million for the three months ended June 30, 2011 and 2010, respectively.

Recorded Music selling, general and administrative expense decreased $14 million, for the three months ended June 30, 2011. The decrease in general and administrative expense was driven by severance charges of $3 million taken during the current-year quarter as compared with $7 million taken during the prior-year quarter and the benefit from the LimeWire settlement. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense decreased from 39% for the three months ended June 30, 2010 to 35% for the three months ended June 30, 2011.

OIBDA and Operating Income

Recorded Music operating income included the following (in millions):

	For the Three Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
OIBDA	$84	$65	$19	29%
Depreciation and amortization	(44)	(44)	—	—

Operating income	$40	$21	$19	90%

Recorded Music OIBDA increased by $19 million, or 29%, to $84 million for the three months ended June 30, 2011 compared to $65 million for the three months ended June 30, 2010. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased to 15% for the three months ended June 30, 2011 from 13% for the three months ended June 30, 2010. Our Recorded Music OIBDA increase was driven by the increase in revenue, the benefit from the LimeWire settlement, lower distribution expense, lower artist and repertoire costs and lower severance charges, partially offset by the increase in product costs noted above.

Recorded Music operating income increased by $19 million, or 90%, due to the increase in OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues increased by $7 million, or 5%, to $146 million for the three months ended June 30, 2011 from $139 million for the three months ended June 30, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 21% of consolidated revenues, for the three months ended June 30, 2011 and 2010. U.S. Music Publishing revenues were $49 million and $54 million, or 34% and 39% of Music Publishing revenues for the three months ended June 30, 2011 and 2010, respectively. International Music Publishing revenues were $97 million and $85 million, or 66% and 61% of Music Publishing revenues for the three months ended June 30, 2011 and 2010, respectively.

The growth in Music Publishing revenue was driven by increases in performance revenue, synchronization revenue, digital revenue and other revenue, partially offset by an expected decrease in mechanical revenue. The increase in performance revenue was driven by the results of recent acquisitions and the timing of cash collections in Europe and Latin America. Synchronization revenue results reflected the improvement of the U.S. advertising market and renewals on certain licensing deals. The increase in digital revenue reflected growth in global digital downloads and certain streaming services. Other music publishing revenue increased primarily as a result of higher print revenue in the U.S. The expected decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry and the prior period benefit from the shift to accrual-based accounting for a U.S.-based collection society. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $4 million, or 3%.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$106	$104	$2	2%

Total cost of revenues	$106	$104	2	2%

Music Publishing cost of revenues increased $2 million, or 2%, to $106 million for the three months ended June 30, 2011, from $104 million for the three months ended June 30, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased to 73% for the three months ended June 30, 2011 from 75% for the three months ended June 30, 2010. The decrease was driven by the timing of artist and repertoire spend and changes in revenue mix.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts (in millions):

	For the Three Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$18	$18	—	—
Selling and marketing expense	1	—	1	100%

Total selling, general and administrative expense	$19	$18	$1	6%

(1)	Includes depreciation expense of $1 million for the three months ended June 30, 2011 and 2010.

Music Publishing selling, general and administrative expense increased to $19 million for the three months ended June 30, 2011 as compared with $18 million for the three months ended June 30, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained flat at 13% for the three months ended June 30, 2011 and 2010.

OIBDA and Operating Income

Music Publishing operating income includes the following (in millions):

	For the Three Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
OIBDA	$22	$18	$4	22%
Depreciation and amortization	(20)	(17)	(3)	18%

Operating income	$2	$1	$1	100%

Music Publishing OIBDA increased $4 million to $22 million for the three months ended June 30, 2011 from $18 million for the three months ended June 30, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin was 15% and 13% for the three months ended June 30, 2011 and 2010, respectively. The increase in OIBDA was driven primarily by the increase in revenue and changes in revenue mix.

Music Publishing operating income increased by $1 million due to the increase in OIBDA noted above, partially offset by an increase in depreciation and amortization expense driven by the recent acquisition of music publishing rights.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased from $19 million for the three months ended June 30, 2010 to $29 million for the three months ended June 30, 2011, primarily as a result of severance charges of $5 million taken during the current-year quarter as compared with $2 million taken during the prior-year quarter and expenses incurred in connection with the consummation of the Merger.

Our operating loss from corporate expenses and eliminations increased from $23 million for the three months ended June 30, 2010 to $32 million for the three months ended June 30, 2011, primarily as a result of our increase in OIBDA loss.

RESULTS OF OPERATIONS

Nine Months Ended June 30, 2011 Compared with Nine Months Ended June 30, 2010

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
Revenue by Type
Physical and other	$1,001	$1,138	$(137)	-12%
Digital	574	530	44	8%
Licensing	193	168	25	15%

Total Recorded Music	1,768	1,836	(68)	-4%
Mechanical	111	137	(26)	-19%
Performance	153	155	(2)	-1%
Synchronization	85	73	12	16%
Digital	43	41	2	5%
Other	11	8	3	38%

Total Music Publishing	403	414	(11)	-3%
Intersegment elimination	(14)	(18)	4	-22%

Total Revenue	$2,157	$2,232	$(75)	-3%

Revenue by Geographical Location
U.S. Recorded Music	$730	$780	$(50)	-6%
U.S. Publishing	149	155	(6)	-4%

Total U.S.	879	935	(56)	-6%
International Recorded Music	1,038	1,056	(18)	-2%
International Publishing	254	259	(5)	-2%

Total International	1,292	1,315	(23)	-2%
Intersegment eliminations	(14)	(18)	4	-22%

Total Revenue	$2,157	$2,232	$(75)	-3%

Total Revenue

Total revenues decreased by $75 million, or 3%, to $2.157 billion for the nine months ended June 30, 2011 from $2.232 billion for the nine months ended June 30, 2010. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 81% and 19% and 82% and 18% of total revenues for the nine months ended June 30, 2011 and 2010, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 40% and 60% of total revenues for the nine months ended June 30, 2011, respectively, compared to 42% and 58% for the nine months ended June 30, 2010, respectively. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $99 million, or 4%.

Total digital revenues after intersegment eliminations increased by $48 million, or 9%, to $610 million for the nine months ended June 30, 2011 from $562 million for the nine months ended June 30, 2010. Total digital revenues represented 28% and 25% of consolidated revenues for the nine months ended June 30, 2011 and 2010, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2011 were comprised of U.S. revenues of $353 million and international revenues of $264 million, or 57% and 43% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2010 were comprised of U.S. revenues of $344 million and international revenues of $227 million, or 60% and 40% of total digital revenues, respectively.

Recorded Music revenues decreased by $68 million, or 4%, to $1.768 billion for the nine months ended June 30, 2011 from $1.836 billion for the nine months ended June 30, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 81% and 82% of consolidated revenues, for the nine months ended June 30, 2011 and 2010, respectively. U.S. Recorded Music revenues were $730 million and $780 million, or 41% and 42% of Recorded Music revenues for the nine months ended June 30, 2011 and 2010, respectively. International Recorded Music revenues were $1.038 billion and $1.056 billion, or 59% and 58% of consolidated Recorded Music revenues for the nine months ended June 30, 2011 and 2010, respectively. This performance reflected a competitive holiday release schedule and declines in physical sales, partially offset by increases in digital revenue, licensing revenue and revenue from our European concert promotion businesses. The increases in digital revenue have not yet fully offset the decline in physical revenue. Digital revenues increased by $44 million, or 8%, for the nine months ended June 30, 2011, driven by the growth in digital downloads in the U.S. and International and emerging new digital revenue streams such as Spotify and YouTube, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. Licensing revenues increased $25 million, or 15%, to $193 million for the nine months ended June 30, 2011, driven primarily by increases in the licensing of recorded music assets in film and television as well as compilations. The increases in our European concert promotion business reflected a stronger touring schedule, mostly in France. In addition, revenue from expanded-rights deals in the U.S. increased as a result of merchandising revenue associated with certain domestic artists. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $85 million, or 5%.

Music Publishing revenues decreased by $11 million, or 3%, to $403 million for the nine months ended June 30, 2011 from $414 million for the nine months ended June 30, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 19% and 18% of consolidated revenues for the nine months ended June 30, 2011 and 2010, respectively. U.S. Music Publishing revenues were $149 million and $155 million, or 37% of Music Publishing revenues for the nine months ended June 30, 2011 and 2010, respectively. International Music Publishing revenues were $254 million and $259 million, or 63% of Music Publishing revenues for the nine months ended June 30, 2011 and 2010. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $18 million, or 4%, for the nine months ended June 30, 2011.

The decrease in Music Publishing revenues was driven primarily by expected decreases in mechanical revenue and performance revenue, partially offset by an increase in synchronization revenue, digital revenue and other revenue. Expected decreases in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry, the timing of cash collections, an interim reduction in royalty rates related to radio performances in the U.S. and the prior-year benefit from the shift to accrual-based accounting for a U.S.-based collection society. Performance revenue declined primarily as a result of our decision not to renew a low-margin administration deal in the prior year, partially offset by results of recent acquisitions. Synchronization revenue results reflected the improvement of the U.S. advertising market and renewals on certain licensing deals. The increase in digital revenue reflected growth in global digital downloads and certain streaming services. Other music publishing revenue increased primarily as a result of higher print revenue in the U.S.

Revenue by Geographical Location

U.S. revenues decreased by $56 million, or 6%, to $879 million for the nine months ended June 30, 2011 from $935 million for the nine months ended June 30, 2010. The overall decline in the U.S. Recorded Music business reflected a competitive holiday release schedule, declines in physical sales in the recorded music industry and declines in mobile revenues primarily related to lower ringtone demand, partially offset by increases in digital revenue, licensing revenue and revenue from expanded-right deals with certain domestic artists. U.S. Music Publishing revenue decreased by $6 million, or 4%.

International revenues decreased by $23 million, or 2%, to $1.292 billion for the nine months ended June 30, 2011 from $1.315 billion for the nine months ended June 30, 2010. Excluding the favorable impact of foreign currency exchange rates, total international revenues decreased $47 million or 4%. Revenue growth in France and Japan was more than offset by weakness in the rest of the world. An increase in digital revenue, primarily as a result of continued growth in global downloads and emerging digital streaming services and revenue from our European concert promotion businesses was more than offset by contracting demand for physical product, which reflected a competitive holiday release schedule as well as the ongoing impact of the transition from physical to digital sales in the recorded music industry.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$709	$724	$(15)	-2%
Product costs	397	412	(15)	-4%
Licensing costs	71	57	14	25%

Total cost of revenues	$1,177	$1,193	$(16)	-1%

Our cost of revenues decreased by $16 million, or 1%, to $1.177 billion for the nine months ended June 30, 2011 from $1.193 billion for the nine months ended June 30, 2010. Expressed as a percentage of revenues, cost of revenues were 55% and 53% for the nine months ended June 30, 2011 and 2010, respectively.

Artist and repertoire costs decreased by $15 million, or 2%, to $709 million for the nine months ended June 30, 2011 from $724 million for the nine months ended June 30, 2010. The decrease in artist and repertoire costs was primarily driven by decreased revenues for the current-year period. Artist and repertoire costs increased as a percentage of revenues from 32% for the nine months ended June 30, 2010 to 33% in the nine months ended June 30, 2011 as a result of the prior-year impact of a cost-recovery benefit related to the termination of certain artist recording contracts and an adjustment in Music Publishing royalty reserves.

Product costs decreased by $15 million, or 4%, to $397 million for the nine months ended June 30, 2011 from $412 million for the nine months ended June 30, 2010. The decrease in product costs was driven by effective supply chain management and the continuing change in mix from physical to digital sales, partially offset by higher non-traditional recorded music business costs related to the increase in revenue from our European concert promotion businesses. Expressed as a percentage of revenues product costs remained flat at 18% for the nine months ended June 30, 2011 and 2010.

Licensing costs increased $14 million, or 25%, to $71 million for the nine months ended June 30, 2011 from $57 million for the nine months ended June 30, 2010, primarily as a result of the increase in licensing revenues. Licensing costs as a percentage of licensing revenues increased from 34% for the nine months ended June 30, 2010 to 37% for the nine months ended June 30, 2011, primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$409	$415	$(6)	-1%
Selling and marketing expense	310	337	(27)	-8%
Distribution expense	43	52	(9)	-17%

Total selling, general and administrative expense	$762	$804	$(42)	-5%

(1)	Includes depreciation expense of $31 million and $28 million for the nine months ended June 30, 2011 and 2010, respectively.

Total selling, general and administrative expense decreased by $42 million, or 5%, to $ 762 million for the nine months ended June 30, 2011 from $804 million for the nine months ended June 30, 2010. Expressed as a percentage of revenues, selling, general and administrative expenses decreased to 35% for the nine months ended June 30, 2011 from 36% for the nine months ended June 30, 2010, respectively.

General and administrative expenses decreased by $6 million, or 1%, to $409 million for the nine months ended June 30, 2011 from $415 million for the nine months ended June 30, 2010. The decrease in general and administrative expense was driven by the benefit from the LimeWire settlement, the realization of cost savings from management initiatives taken in prior periods and lower bad debt expense in the current-year period, partially offset by expenses incurred in connection with the consummation of the Merger and severance charges of $26 million taken during the current year as compared with $20 million taken during the prior-year period. Expressed as a percentage of revenues, general and administrative expenses remained flat at 19% for the nine months ended June 30, 2011 and 2010.

Selling and marketing expense decreased by $27 million, or 8%, to $310 million for the nine months ended June 30, 2011 from $337 million for the nine months ended June 30, 2010, primarily due to lower variable marketing expense as a result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense decreased from 15% for the nine months ended June 30, 2010 to 14% for the nine months ended June 30, 2011.

Distribution expense decreased by $9 million, or 17%, to $43 million for the nine months ended June 30, 2011 from $52 million for the nine months ended June 30, 2010. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the nine months ended June 30, 2011 and 2010.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to WMG Acquisition Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to WMG Acquisition Corp. for purposes of the discussion that follows (in millions):

	For the Nine Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
OIBDA	$249	$263	$(14)	-5%
Depreciation expense	(31)	(28)	(3)	11%
Amortization expense	(165)	(165)	—	—

Operating income	53	70	(17)	-24%
Interest expense, net	(122)	(124)	2	-2%
Other expense, net	5	(1)	6	—

Loss before income taxes	(64)	(55)	(9)	16%
Income tax expense	(19)	(24)	5	-21%

Net loss	(83)	(79)	(4)	5%
Less: loss attributable to noncontrolling interest	1	2	(1)	-50%

Net loss attributable to WMG Acquisition Corp.	$(82)	$(77)	$(5)	6%

OIBDA

Our OIBDA decreased by $14 million to $249 million for the nine months ended June 30, 2011 as compared to $263 million for the nine months ended June 30, 2010. Expressed as a percentage of revenues, total OIBDA margin remained flat at 12% for the nine months ended June 30, 2011 and 2010. Our OIBDA decrease was primarily driven by the decrease in revenue, an increase in severance charges in the current-year period, increased licensing costs, expenses incurred in connection with the consummation of the Merger as well as the prior-year quarter impact of a cost-recovery benefit related to the termination of certain artist contracts in our Recorded Music business and an adjustment in royalty reserves in our Music Publishing business. The decrease was partially offset by decreases in artist and repertoire costs, product costs, distribution costs, selling and marketing expense as well as the benefit from the LimeWire settlement in the current-year period, lower bad debt expense in the current-year period and the realization of cost savings from management initiatives taken in prior periods.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased from $28 million for the nine months ended June 30, 2010, to $31 million for the nine months ended June 30, 2011, primarily due to recently completed capital projects.

Amortization expense

Amortization expense remained flat at $165 million for the nine months ended June 30, 2011 and 2010.

Operating income

Our operating income decreased $17 million to $53 million, for the nine months ended June 30, 2011 as compared to operating income of $70 million for the nine months ended June 30, 2010. The decrease in operating income was primarily a result of the decrease in OIBDA and the increase in depreciation expense noted above.

Interest expense, net

Our interest expense, net, decreased $2 million, or 2%, to $122 million for the nine months ended June 30, 2011 as compared to $124 million for the nine months ended June 30, 2010. The decrease was primarily driven by changes in foreign currency exchange rates related to our sterling denominated notes.

See “—Financial Condition and Liquidity” for more information.

Other income (expense), net

Other income (expense) for the nine months ended June 30, 2011 and 2010 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee. In addition, other income increased as a result of the settlement of an income tax audit in Germany reimbursable to us by Time Warner under the terms of the 2004 Acquisition.

Income tax expense

Income tax expense decreased to $19 million for the nine months ended June 30, 2011 from $24 million for the nine months ended June 30, 2010. The decrease in income tax expense was primarily due to losses in foreign territories and one-time benefits related to acquisitions during the nine months ended June 30, 2011, offset by additional tax reserves.

We are currently under examination by various taxing authorities. The accrual for uncertain tax positions has increased by $21 million for the nine months ended June 30, 2011 to $31 million as a result of the aforementioned German income tax audit. We expect that $21 million of this total will be paid during the next twelve months, and $17 million of the payment will be reimbursed by Time Warner under the terms of the 2004 Acquisition.

Net loss

Our net loss increased by $4 million, to a net loss of $83 million for the nine months ended June 30, 2011 as compared to net loss of $79 million for the nine months ended June 30, 2010. The increase was a result of decreased OIBDA, partially offset by the decrease in interest expense and the decrease in income tax expense.

Noncontrolling interests

The loss attributable to noncontrolling interests was $1 million and $2 million for the nine months ended June 30, 2011 and 2010, respectively.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Nine Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
Recorded Music
Revenue	$1,768	$1,836	$(68)	-4%
OIBDA	228	227	1	—
Operating income	$97	$95	2	2%
Music Publishing
Revenue	$403	$414	$(11)	-3%
OIBDA	90	101	(11)	-11%
Operating income	$33	$48	$(15)	-31%
Corporate expenses and eliminations
Revenue	$(14)	$(18)	$4	22%
OIBDA	(69)	(65)	(4)	6%
Operating loss	$(77)	$(73)	$(4)	5%
Total
Revenue	$2,157	$2,232	$(75)	-3%
OIBDA	249	263	(14)	-5%
Operating income	$53	$70	$(17)	-24%

Recorded Music

Revenues

Recorded Music revenues decreased by $68 million, or 4%, to $1.768 billion for the nine months ended June 30, 2011 from $1.836 billion for the nine months ended June 30, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 81% and 82% of consolidated revenues, for the nine months ended June 30, 2011 and 2010, respectively. U.S. Recorded Music revenues were $730 million and $780 million, or 41% and 42% of Recorded Music revenues for the nine months ended June 30, 2011 and 2010, respectively. International Recorded Music revenues were $1.038 billion and $1.056 billion, or 59% and 58% of consolidated Recorded Music revenues for the nine months ended June 30, 2011 and 2010, respectively. This performance reflected a competitive holiday release schedule and declines in physical sales, partially offset by increases in digital revenue, licensing revenue and revenue from our European concert promotion businesses. The increases in digital revenue have not yet fully offset the decline in physical revenue. Digital revenues increased by $44 million, or 8%, for the nine months ended June 30, 2011, driven by the growth in digital downloads in the U.S. and International and emerging new digital revenue streams such as Spotify and YouTube, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. Licensing revenues increased $25 million, or 15%, to $193 million for the nine months ended June 30, 2011, driven primarily by increases in the licensing of recorded music assets in film and television as well as compilations. The increases in our European concert promotion business reflected a stronger touring schedule, mostly in France. In addition, revenue from expanded-rights deals in the U.S. increased as a result of merchandising revenue associated with certain domestic artists. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $85 million, or 5%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$461	$477	$(16)	-3%
Product costs	398	412	(14)	-3%
Licensing costs	71	57	14	25%

Total cost of revenues	$930	$946	$(16)	-2%

Recorded Music cost of revenues decreased $16 million, or 2%, for the nine months ended June 30, 2011. Expressed as a percentage of Recorded Music revenues, cost of revenues increased from 52% for the nine months ended June 30, 2010 to 53% for the nine months ended June 30, 2011. The decrease in artist and repertoire costs of $16 million was primarily driven by decreased revenues for the current-year period. In addition, the prior-year period included a cost-recovery benefit related to the termination of certain artist contracts. The decrease in product costs was driven by effective supply chain management and the continuing change in mix from physical to digital sales, partially offset by higher non-traditional recorded music business costs related to the increase in revenue from our European concert promotion businesses. The increase in licensing costs of $14 million was driven primarily by the increase in licensing revenue and changes in revenue mix.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$282	$297	$(15)	-5%
Selling and marketing expense	305	331	(26)	-8%
Distribution expense	43	52	(9)	-17%

Total selling, general and administrative expense	$630	$680	$(50)	-7%

(1)	Includes depreciation expense of $20 million and $17 million for the nine months ended June 30, 2011 and 2010, respectively.

Recorded Music selling, general and administrative expense decreased $50 million or 7%, for the nine months ended June 30, 2011. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense decreased from 37% for the nine months ended June 30, 2010 to 36% for the nine months ended June 30, 2011. The decrease in selling and marketing expense was primarily the result of our efforts to better align selling and marketing expenses with revenues earned, the timing of our releases and the effect of continued cost-management efforts. The decrease in general and administrative expense was driven by the benefit from the LimeWire settlement, lower bad debt expense and the realization of cost savings from management initiatives taken in prior periods, partially offset by an increase in stock compensation expense of $3 million related to the modifications of existing restricted stock award agreements. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales.

OIBDA and Operating Income

Recorded Music operating income included the following (in millions):

	For the Nine Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
OIBDA	$228	$227	$1	—
Depreciation and amortization	(131)	(132)	1	-1%

Operating income	$97	$95	$2	2%

Recorded Music OIBDA increased by $1 million to $228 million for the nine months ended June 30, 2011 compared to $227 million for the nine months ended June 30, 2010. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased from 12% for the nine months ended June 30, 2010 to 13% for the nine months ended June 30, 2011. Our OIBDA increase was primarily driven by decreases in artist and repertoire costs, product costs, distribution costs, selling and marketing expense as well as the benefit from the LimeWire settlement in the current-year period, lower bad debt expense and the realization of cost savings from management initiatives taken in prior periods, partially offset by an increase in licensing costs, an increase in professional fees associated with the Merger as well as the prior-year quarter impact of a cost-recovery benefit related to the termination of certain artist contracts.

Recorded Music operating income increased by $2 million, due primarily to the decrease in OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues decreased by $11 million, or 3%, to $403 million for the nine months ended June 30, 2011 from $414 million for the nine months ended June 30, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 19% and 18% of consolidated revenues for the nine months ended June 30, 2011 and 2010, respectively. U.S. Music Publishing revenues were $149 million and $155 million, or 37% of Music Publishing revenues for the nine months ended June 30, 2011 and 2010, respectively. International Music Publishing revenues were $254 million and $259 million, or 63% of Music Publishing revenues for the nine months ended June 30, 2011 and 2010. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $18 million, or 4%, for the nine months ended June 30, 2011.

The decrease in Music Publishing revenues was driven primarily by expected decrease in mechanical revenue and performance revenue, partially offset by an increase in synchronization revenue, digital revenue and other revenue. Expected decreases in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry, the timing of cash collections, an interim reduction in royalty rates related to radio performances in the U.S. and the prior-year benefit from the shift to accrual-based accounting for a U.S.-based collection society. Performance revenue declined primarily as a result of our decision not to renew a low-margin administration deal in the prior year, partially offset by results of recent acquisitions. Synchronization revenue results reflected the improvement of the U.S. advertising market and renewals on certain licensing deals. The increase in digital revenue reflected growth in global digital downloads and certain streaming services. Other music publishing revenue increased primarily as a result of higher print revenue in the U.S.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$262	$265	$(3)	-1%

Total cost of revenues	$262	$265	$(3)	-1%

Music Publishing cost of revenues decreased $3 million, or 1%, to $262 million for the nine months ended June 30, 2011, from $265 million for the nine months ended June 30, 2010. The decrease in cost of revenues was driven primarily a combination of lower revenues in the current-year quarter and lower costs associated with low-margin administration deals which we decided not to renew, partially offset by the timing of artist and repertoire spend as well as an adjustment to royalty reserves in the prior-year period. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues increased to 65% for the nine months ended June 30, 2011 from 64% for the nine months ended June 30, 2010, primarily as a result of an adjustment to royalty reserves in the prior-year period.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts (in millions):

	For the Nine Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$53	$51	$2	4%
Selling and marketing expense	1	—	1	100%

Total selling, general and administrative expense	$54	$51	$3	6%

(1)	Includes depreciation expense of $3 million for the nine months ended June 30, 2011 and 2010.

Music Publishing selling, general and administrative expense increased to $54 million for the nine months ended June 30, 2011 as compared with $51 million for the nine months ended June 30, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense increased to 13% for the nine months ended June 30, 2011 from 12% for the nine months ended June 30, 2010. The increase was primarily as a result of severance charges taken during the current-year period as well as overhead and closing costs associated with recent production music acquisitions, partially offset by cost-reduction initiatives by management.

OIBDA and Operating Income

Music Publishing operating income includes the following (in millions):

	For the Nine Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change
OIBDA	$90	$101	$(11)	-11%
Depreciation and amortization	(57)	(53)	(4)	8%

Operating income	$33	$48	$(15)	-31%

Music Publishing OIBDA decreased $11 million to $90 million for the nine months ended June 30, 2011 from $101 million for the nine months ended June 30, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin was 22% and 24% for the nine months ended June 30, 2011 and 2010, respectively. The decrease in OIBDA was due primarily to lower revenues.

Music Publishing operating income decreased by $15 million due primarily to the decrease in OIBDA noted above and an increase in depreciation and amortization expense driven by the recent acquisition of music publishing rights.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased from $65 million for the nine months ended June 30, 2010 to $69 million for the nine months ended June 30, 2011, primarily as a result of expenses incurred in connection with the consummation of the Merger, partially offset by the realization of cost savings from management initiatives taken in prior periods.

Our operating loss from corporate expenses and eliminations increased from $73 million for the nine months ended June 30, 2010 to $77 million for the nine months ended June 30, 2011 due to the decrease in OIBDA loss noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At June 30, 2011, we had $1.694 billion of debt, $135 million of cash and equivalents (net debt of $1.559 billion, defined as total debt less cash and equivalents and short-term investments) and a $227 million WMG Acquisition Corp. shareholder’s deficit. This compares to $1.687 billion of debt, $263 million of cash and equivalents (net debt of $1.424 billion, defined as total debt less cash and equivalents and short-term investments) and a $174 million shareholder’s deficit at September 30, 2010. Net debt increased by $135 million as a result of (i) a $128 million decrease in cash and equivalents, (ii) a $4 million increase related to the accretion on our Senior Secured Notes and (iii) a $3 million increase related to the impact of foreign exchange rates on our Sterling-denominated Senior Subordinated Notes.

The $53 million increase in WMG Acquisition Corp.’s shareholder’s deficit during the nine months ended June 30, 2011 consisted of $82 million of net loss for the nine months ended June 30, 2011 offset by foreign currency exchange movements of $11 million, $10 million of stock-based compensation, $6 million of exercised stock options and $2 million related to deferred gains on derivative financial instruments.

Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into Parent with Parent surviving as a wholly-owned subsidiary of Airplanes. Airplanes funded the Merger Consideration through cash on hand at Parent, including at the Company, at closing, equity financing obtained from Airplanes and debt financing obtained by third party lenders. In connection with the Merger, Parent also refinanced certain of its existing consolidated indebtedness. See “Overview – The Merger.”

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended June 30, 2011 and 2010 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following in millions:

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010
Cash (used in) provided by:
Operating activities	$6	$112
Investing activities	(151)	(61)
Financing activities	2	(2)

Operating Activities

Cash provided by operating activities was $6 million for the nine months ended June 30, 2011 compared with $112 million for the nine months ended June 30, 2010. The $106 million decrease in cash used in operations reflected the decrease in OIBDA, the timing of artist and repertoire spend compared to the prior-year period, the variable timing of working capital requirements which included the timing of sales and collections in the period, an increase in cash paid for severance, partially offset by a decrease in cash paid for taxes. Cash paid for interest amounted to $152 million in the current period, compared to $157 million in the prior period.

Investing Activities

Cash used in investing activities was $151 million for the nine months ended June 30, 2011 as compared with $61 million for the nine months ended June 30, 2010. The $151 million of cash used in investing consisted of $59 million to acquire businesses, net of cash acquired, $58 million to acquire music publishing rights and $34 million for capital expenditures. The $61 million of cash used in investing activities in the nine months ended June 30, 2010 consisted of cash used to acquire music publishing rights of $39 million, cash used for acquisitions totaling $1 million, net of cash acquired and capital expenditures of $30 million, offset by $9 million of cash proceeds received in connection with the sale of our equity investment in lala media, inc.

Financing Activities

Cash provided by financing activities was $2 million for the nine months ended June 30, 2011 as compared with cash used in financing activities was $2 million for the nine months ended June 30, 2010. The $2 million of cash provided by financing activities consisted of proceeds from exercise of stock options of $3 million offset by distribution to noncontrolling interest holder of $1 million for the nine months ended June 30, 2011. The $2 million of cash used in financing activities in the nine months ended June 30, 2010 consisted of distribution to noncontrolling interest holder.

Liquidity Following the Transactions

Following the consummation of the Merger and the transactions related to the Merger, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service requirements associated with indebtedness incurred in connection with the Merger and the related transactions and from working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and repurchases of our or Holdings’ outstanding notes in open market purchases, privately negotiated purchases or otherwise, that Parent may elect to make in the future. Our sources of liquidity following the Merger and the related transactions are our existing cash resources, cash flows from operations and available borrowing capacity under the revolving credit facility.

We believe that our existing and anticipated sources of cash will be sufficient to support our existing operations over the next fiscal year.

Following the completion of the Merger and the related transactions, our long-term debt consists of $1.1 billion aggregate principal amount of Existing Secured Notes, $150 million aggregate principal amount of New Secured Notes, and $765 million of Unsecured Notes. In addition we are currently able to borrow up to approximately $60 million under our revolving credit facility. We will be required to comply with certain covenants and restrictions in the instruments governing our indebtedness.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and equivalents and short-term investments and funds available for drawing under the Revolving Credit Facility. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and any dividends or repurchases of our outstanding notes or common stock in open market purchases, privately negotiated purchases or otherwise, we may elect to pay or make in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

As of June 30, 2011, our long-term debt consisted of $1.1 billion aggregate principal amount of Existing Secured Notes less unamortized discount of $31 million and $625 million of Existing Acquisition Corp. Notes.

Existing Indebtedness as of June 30, 2011

Existing Secured Notes

As of June 30, 2011, Acquisition Corp. had $1.069 billion of debt represented by the Acquisition Corp. Senior Secured Notes (the “Existing Secured Notes”). The Existing Secured Notes were issued at 96.289% of their face value for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (OID) was $41 million. The OID is equal to the difference between the stated principal amount and the issue price. The OID will be amortized over the term of the Existing Secured Notes using the effective interest rate method and reported as non-cash interest expense. The Existing Secured Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.50% per annum.

The Existing Secured Notes are senior secured obligations of Acquisition Corp. that rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness, including its existing senior subordinated notes. The obligations under the Existing Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly owned U.S. subsidiaries and any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future. The Existing Secured Notes are not guaranteed by Holdings. All obligations under the Existing Secured Notes and the guarantees of those obligations are secured by first-priority liens, subject to permitted liens, in the assets of Holdings, Acquisition Corp., and the subsidiary guarantors that previously secured our senior secured credit facility, which consist of the shares of Acquisition Corp., Acquisition Corp.’s assets and the assets of the subsidiary guarantors, except for certain excluded assets.

At any time prior to June 15, 2012, Acquisition Corp., at its option, may redeem up to 35% of the aggregate principal amount of the Existing Secured Notes at a redemption price of 109.50% of the principal amount of the Existing Secured Notes redeemed, plus accrued and unpaid interest with the proceeds of an Equity Offering, as defined in the indenture, provided that after such redemption at least 50% of the originally issued Existing Secured Notes remain outstanding. Prior to June 15, 2013, Acquisition Corp. may redeem some or all of the Existing Secured Notes at a price equal to 100% of the principal amount plus a make whole premium, as defined in the indenture. The Existing Secured Notes are also redeemable in whole or in part, at Acquisition Corp.’s option, at any time on or after June 15, 2013 for the following redemption prices, plus accrued and unpaid interest:

Twelve month period beginning June 15,	Percentage
2013	104.750%
2014	102.375%
2015 and thereafter	100.000%

Upon the consummation and closing of a Major Music/Media Transaction, as defined in the indenture, at any time prior to June 15, 2013, the Existing Secured Notes may be redeemed in whole or in part, at Acquisition Corp.’s option, at a redemption price of 104.75% plus accrued and unpaid interest. In the event of a change in control, as defined in the indenture, each holder of the Existing Secured Notes may require Acquisition Corp. to repurchase some or all of its respective Existing Secured Notes at a purchase price equal to 101% plus accrued and unpaid interest.

The indenture for the Existing Secured Notes contains a number of covenants that, among other things, limit (subject to certain exceptions), the ability of Acquisition Corp. and its restricted subsidiaries to (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of its capital stock or make other restricted payments (as defined in the indenture); (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain debt; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (vii) sell or otherwise dispose of its Music Publishing business; (viii) enter into certain transactions with affiliates and (ix) designate its subsidiaries as unrestricted subsidiaries.

Acquisition Corp. used the net proceeds from the Existing Secured Notes offering, plus approximately $335 million in existing cash, to repay in full all amounts due under its senior secured credit facility and pay related fees and expenses. In connection with the repayment, Acquisition Corp. terminated its revolving credit facility.

The Existing Secured Notes remain outstanding following the Merger. In connection with the Merger, in May 2011, the Company received the requisite consents from holders of the Existing Secured Notes to amend the indenture governing the notes such that the Merger would not constitute a “Change of Control” as defined therein.

Existing Acquisition Corp. Notes

As of June 30, 2011, we have outstanding two tranches of senior subordinated notes due in 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (together, the “Existing Acquisition Corp. Notes”). The Existing Acquisition Corp. Notes mature on April 15, 2014 and bear interest payable semi-annually on April 15 and October 15 of each year at a fixed rate of 7.375% per annum on the $465 million dollar notes and 8.125% per annum on the £100 million Sterling-denominated notes.

The indenture governing the Existing Acquisition Corp. Notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of our capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to enter into certain transactions with affiliates and to designate our subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

In connection with the Merger and the related transactions, we have repurchased or called for redemption and satisfied and discharged all of the outstanding Existing Acquisition Corp. Notes.

Existing Holdings Notes

Our immediate parent company, Holdings, issued debt in December of 2004. As of June 30, 2011, Holdings had $258 million of debt represented by the Existing Holdings Notes. The Existing Holdings Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments accrued. However, interest accrued on the Exiting Holdings Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Existing Holdings Notes equaled the principal amount at maturity of $258 million on December 15, 2009. Thereafter, cash interest on the Existing Holdings Notes is payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.5% per annum with the initial cash interest payment paid on June 15, 2010. The Existing Holdings Notes mature on December 15, 2014.

The indenture governing the Existing Holdings Notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits Holdings and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

In connection with the Merger and the related transactions, we have repurchased or called for redemption and satisfied and discharged all of the outstanding Existing Holdings Notes.

Indebtedness Following the Merger

Refinancing of Existing Notes

On July 20, 2011 (the “Early Acceptance Date”), each of Holdings and Acquisition Corp. accepted for purchase in connection with their previously announced tender offers and related consent solicitations in respect of the Existing Notes, such Existing Notes as had been tendered at or prior to 5:00 p.m., New York City time, on July 11, 2011 (the “Early Consent Time”). Each of Holdings and Acquisition Corp. then issued a notice of redemption relating to all Existing Notes not accepted for payment on the Early Acceptance Date. Following payment for the Existing Notes tendered at or prior to the Early Consent Time, each of Holdings and Acquisition Corp. deposited with Wells Fargo Bank, National Association, as trustee (the “Trustee”) under (i) the Indenture, dated as of April 8, 2004, as amended, among Acquisition Corp., the subsidiary guarantors party thereto and the Trustee (the “Warner Music Group

Existing Indenture”), relating to the Existing Acquisition Corp. Notes, and (ii) the Indenture, dated as of December 23, 2004, among Holdings, Parent, as guarantor, and the Trustee (the “Holdings Existing Indenture”), relating to the Existing Holdings Notes (such indenture, together with the Acquisition Corp. Existing Indenture, the “Existing Indentures”), funds sufficient to satisfy all obligations remaining under the Existing Indentures with respect to the Existing Notes not accepted for payment on the Early Acceptance Date. The Trustee then entered into a Satisfaction and Discharge of Indenture, each dated as of July 21, 2011, with respect to each Existing Indenture. On July 27, 2011, each of Holdings and Acquisition Corp. accepted for purchase such Existing Notes as were tendered after the Early Acceptance Date and prior to 12:00 a.m. on July 26, 2011.

Following the closing of the Merger and the related transactions, including the refinancing of certain indebtedness existing as of June 30, 2011, we would have had proforma total consolidated indebtedness as of June 30, 2011 as follows (in millions):

Revolving Credit Facility (a)	$—
9.5% Senior Secured Notes due 2016 (b)	1,069
9.5% Senior Secured Notes due 2016 (c)	157
11.5% Senior Unsecured Notes due 2018 (d)	747

Total long term debt	$1,973

(a)	Reflects $60 million of commitments under the Revolving Credit Facility which was undrawn at closing of the Merger.
(b)	9.5% Senior Secured Notes due 2016; face amount of $1.1 billion less unamortized discount of $31 million.
(c)	9.5% Senior Secured Notes due 2016; face amount of $150 million plus unamortized premium of $7 million.
(d)	11.5% Senior Unsecured Notes due 2018; face amount of $765 million less unamortized discount of $18 million.

New Debt

Revolving Credit Facility

In connection with the Merger, Acquisition Corp. entered into a credit agreement (the “Credit Agreement”) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”).

General

Acquisition Corp. is the borrower (the “Borrower”) under the Revolving Credit Facility. The Revolving Credit Facility provides for a revolving credit facility in the amount of up to $60 million (the “Commitments”) and includes a letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars. The Revolving Credit Facility permits loans after the Merger for general corporate purposes. The Revolving Credit Facility may also be utilized to issue letters of credit on or after the Closing Date.

The final maturity of the Revolving Credit Facility will be five years from the Closing Date.

Interest Rates and Fees

The loans under the Credit Agreement bear interest at Borrower’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“LIBOR rate”), plus 4% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month LIBOR rate plus 1.0% per annum, plus, in each case, 3% per annum. The LIBOR rate shall be deemed to be not less than 1.5%.

If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.00% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.00% per annum above the amount that would apply to an alternative base rate loan.

The Revolving Credit Facility bears a commitment fee equal to 0.50%, payable quarterly in arrears, based on the utilization of the Revolving Credit Facility. The Revolving Credit Facility bears customary letter of credit fees. Acquisition Corp. is also required to pay certain upfront fees to lenders and agency fees to the agent under the Revolving Credit Facility, in the amounts and at the times agreed between the relevant parties.

Prepayments

If, at any time, the aggregate amount of outstanding loans (including letters of credit outstanding thereunder) exceeds the Commitments, prepayments of the loans (and after giving effect to such prepayment the cash collateralization of letters of credit) will be required in an amount equal to such excess. The application of proceeds from mandatory prepayments shall not reduce the aggregate amount of then effective commitments under the Facility and amounts prepaid may be reborrowed, subject to then effective commitments under the Facility.

Voluntary reductions of the unutilized portion of the Commitments and prepayments of borrowings under the Revolving Credit Facility are permitted at any time, in minimum principal amounts to be agreed upon, without premium or penalty, subject to reimbursement of the Lenders’ redeployment costs actually incurred in the case of a prepayment of LIBOR-based borrowings other than on the last day of the relevant interest period.

Guarantee; Security

Acquisition Corp. and certain of its domestic subsidiaries entered into a Subsidiary Guaranty, dated as of the Closing Date (the “Subsidiary Guaranty”) pursuant to which all obligations under the Revolving Credit Facility are guaranteed by Acquisition Corp.’s existing subsidiaries that guarantee the Existing Secured Notes and each other direct and indirect wholly owned U.S. subsidiary, other than certain excluded subsidiaries.

All obligations of the Borrower and each guarantor are secured by substantially all assets of the Borrower, Holdings and each subsidiary guarantor to the extent required under the security agreement securing the Existing Secured Notes and the Secured WMG Notes, including a perfected pledge of all the equity interests of the Borrower and of any subsidiary guarantor, mortgages on certain real property and certain intellectual property.

Covenants, Representations and Warranties

The Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on dividends on, and redemptions and purchases of, equity interests and other restricted payments, limitations on prepayments, redemptions and repurchases of certain debt, limitations on liens, limitations on loans and investments, limitations on debt, guarantees and hedging arrangements, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Borrower and its subsidiaries, limitations on restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on amendments of subordinated debt and unsecured bonds and limitations on capital expenditures. The negative covenants are subject to customary and other specified exceptions.

There are no financial covenants included in the Credit Agreement, other than a springing leverage ratio, which will be tested only when there are loans outstanding under the Revolving Credit Facility in excess of $5 million (excluding letters of credit).

Events of Default

Events of default under the Credit Agreement are limited to nonpayment of principal, interest or other amounts, violation of covenants, incorrectness of representations and warranties in any material respect, cross default and cross acceleration of certain material debt, bankruptcy, material judgments, ERISA events, actual or asserted invalidities of the Credit Agreement, guarantees or security documents and a change of control, in each case subject to customary notice and grace period provisions.

Secured WMG Notes Indenture

On the Closing Date, the Initial OpCo Issuer issued $150 million aggregate principal amount of the Secured WMG Notes pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Secured WMG Notes Indenture”), between the Initial OpCo Issuer and Wells Fargo Bank, National Association as Trustee (the “Trustee”). Following the completion of the OpCo Merger on the Closing Date, Acquisition Corp. and certain of its domestic subsidiaries (the “Guarantors”) entered into a Supplemental Indenture, dated as of the Closing Date (the “Secured WMG Notes First Supplemental Indenture”), with the Trustee, pursuant to which (i) Acquisition Corp. became a party to the Indenture and assumed the obligations of the Initial OpCo Issuer under the Secured WMG Notes and (ii) each Guarantor became a party to the Secured WMG Notes Indenture and provided an unconditional guarantee on a senior secured basis of the obligations of Acquisition Corp. under the Secured WMG Notes.

Interest on the Secured WMG Notes is payable in cash. Interest on the Secured WMG Notes is payable on June 15 and December 15 of each year, commencing on December 15, 2011.

Ranking

The Secured WMG Notes are Acquisition Corp.’s senior secured obligations and are secured on an equal and ratable basis with all future indebtedness secured with the same security arrangements as the Secured WMG Notes. The Secured WMG Notes rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness, including its existing senior notes; rank equally in right of payment with all of the Company’s future senior indebtedness, including indebtedness under any future senior secured credit facility; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)).

Guarantees

The Secured WMG Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly-owned domestic subsidiaries and by any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee is a senior secured obligation of such subsidiary guarantor and is secured on an equal and ratable basis with all future obligations of such subsidiary guarantor that are secured with the same security arrangements as the guarantee of the Secured WMG Notes (which would include the subsidiary guarantor’s guarantee of any future senior secured credit facility) by first priority liens, subject to permitted liens, on the collateral owned by such subsidiary guarantor securing any future senior secured credit facility. Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor, including the subsidiary guarantor’s guarantee of Acquisition Corp.’s existing senior subordinated notes; is pari passu in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of any future senior secured credit facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors). Any subsidiary guarantee of the Secured WMG Notes may be released in certain circumstances. The Secured WMG Notes are not guaranteed by Holdings.

Optional Redemption

Acquisition Corp. may redeem the Secured WMG Notes, in whole or in part, at any time prior to June 15, 2013, at a price equal to 100% of the principal amount thereof, plus the applicable make-whole premium.

The Secured WMG Notes may also be redeemed, in whole or in part, at any time prior to June 15, 2013, upon the consummation and closing of a Major Music/Media Transaction (as defined in the Indenture), at a redemption price equal to 104.750% of the principal amount of the Secured WMG Notes redeemed plus accrued and unpaid interest and special interest, if any, on the Secured WMG Notes to be redeemed to the applicable redemption date, subject to the right of holders of the Secured WMG Notes on the relevant record date to receive interest due on the relevant interest payment date.

On or after June 15, 2013, Acquisition Corp. may redeem all or a part of the Secured WMG Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and special interest, if any, on the Secured WMG Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2013	104.750%
2014	102.375%
2015 and thereafter	100.000%

In addition, at any time prior to June 15, 2012, Acquisition Corp. may on any one or more occasions redeem up to 35% of the aggregate principal amount of Secured WMG Notes at a redemption price equal to 109.50% of the principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the date of redemption, subject to the rights of holders of Secured WMG Notes on the relevant record date to receive interest on the relevant interest payment date, with the net cash proceeds of an equity offering by Acquisition Corp. or a contribution to its common equity capital made with the net cash proceeds of an equity offering by the Acquisition Corp.’s direct or indirect parent; provided that: (1) at least 50% of the aggregate principal amount of Secured WMG Notes originally issued under the Secured WMG Notes Indenture (excluding Secured WMG Notes held by Acquisition Corp. and its subsidiaries) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such equity offering.

Change of Control

Upon the occurrence of a change of control, which is defined in the Secured WMG Notes Indenture, each holder of the Secured WMG Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s Secured WMG Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date. A change of control includes, among other events, either a sale of Acquisition Corp.’s Recorded Music business or a sale of its Music Publishing business. A sale of the Acquisition Corp.’s Recorded Music Business will not constitute a change of control where Acquisition Corp. has made an offer to redeem all the Secured WMG Notes in connection with such sale.

Covenants

The Secured WMG Notes Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens on certain debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; sell or otherwise dispose of its Music Publishing business; and enter into certain transactions with its affiliates.

Events of Default

The Secured WMG Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Secured WMG Notes to become or to be declared due and payable.

Supplemental Indenture to Existing Secured WMG Notes Indenture

Acquisition Corp. entered into a supplemental indenture, dated as of the Closing Date (the “Existing Secured WMG Notes Supplemental Indenture”), that supplements the Indenture, dated as of May 28, 2009, among Acquisition Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (such indenture, as amended and supplemented, the “Existing Secured WMG Notes Indenture”) pursuant to which Acquisition Corp. had previously issued $1,100 million of aggregate principal amount of its 9.50% Senior Secured Notes due 2014 (the “Existing Secured WMG Notes”). Pursuant to the Existing Secured WMG Notes Supplemental Indenture, certain subsidiaries of Acquisition Corp. that had not previously been parties to the Existing Secured WMG Notes Indenture, agreed to become parties thereto and to unconditionally guarantee, on a senior secured basis, payment of the Existing Secured WMG Notes.

Unsecured WMG Notes Indenture

On the Closing Date, the Initial OpCo Issuer issued $765 million aggregate principal amount of the Unsecured WMG Notes pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Unsecured WMG Notes Indenture”), between the Initial OpCo Issuer and Wells Fargo Bank, National Association as Trustee (the “Trustee”). Following the completion of the OpCo Merger on the Closing Date, Acquisition Corp. and certain of its domestic subsidiaries (the “Guarantors”) entered into a Supplemental Indenture, dated as of the Closing Date (the “Unsecured WMG Notes First Supplemental Indenture”), with the Trustee, pursuant to which (i) Acquisition Corp. became a party to the Indenture and assumed the obligations of the Initial OpCo Issuer under the Unsecured WMG Notes and (ii) each Guarantor became a party to the Unsecured WMG Notes Indenture and provided an unconditional guarantee of the obligations of Acquisition Corp. under the Unsecured WMG Notes.

Interest on the Unsecured WMG Notes is payable in cash. Interest on the Unsecured WMG Notes is payable on April 1 and October 1 of each year, commencing on October 1, 2011.

Ranking

The Unsecured WMG Notes and the related guarantees are Acquisition Corp.’s and the guarantors’ general unsecured senior obligations and rank senior to all their future debt that is expressly subordinated in right of payment to the Unsecured WMG Notes. The Unsecured WMG Notes rank equally with all of Acquisition Corp.’s existing and future liabilities that are not so subordinated, effectively subordinated to all of Acquisition Corp.’s and the guarantors’ existing and future secured indebtedness to the extent of the assets securing that indebtedness, including the Secured WMG Notes, indebtedness under the Revolving Credit Facility and the Existing Secured Notes, and are structurally subordinated to all of the liabilities of Acquisition Corp.’s subsidiaries that do not guarantee the Unsecured WMG Notes, to the extent of the assets of those subsidiaries.

Guarantees

The Unsecured WMG Notes are guaranteed, on a senior unsecured basis, by substantially all of Acquisition Corp.’s subsidiaries that guarantee the Revolving Credit Facility, Existing Secured Notes and Secured WMG Notes.

Optional Redemption

Acquisition Corp. may redeem the Unsecured WMG Notes, in whole or in part, at any time prior to October 1, 2014, at a price equal to 100% of the principal amount thereof, plus the applicable make-whole premium.

On or after October 1, 2014, Acquisition Corp. may redeem all or a part of the Unsecured WMG Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and special interest, if any, on the Unsecured WMG Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on October 1 of the years indicated below:

Year	Percentage
2014	108.625%
2015	105.750
2016	102.875%
2017 and thereafter	100.000%

In addition, at any time (which may be more than once) before October 1, 2014, Acquisition Corp. may redeem up to 35% of the aggregate principal amount of the Unsecured WMG Notes with the proceeds of certain equity offerings at a redemption price of 111.50%, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date.

Covenants

The Unsecured WMG Notes Indenture contains covenants that, among other things, limit Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to Acquisition Corp. or make certain other intercompany transfers; sell certain assets; create liens on certain debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets. Upon the occurrence of certain events constituting a change of control, Acquisition Corp. is required to make an offer to repurchase all of Unsecured WMG Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest and special interest, if any to the repurchase date.

Events of Default

Events of default under the Indenture are limited to: the nonpayment of principal or interest when due, failure to comply with the merger covenant therein, failure to comply with obligation to make a change of control offer (other than a failure to purchase the Unsecured WMG Notes), failure to comply with its other agreements contained in the Unsecured WMG Notes or the Unsecured WMG Notes Indenture, the failure of any subsidiary guarantor with its obligations under its guarantee, failure to pay any indebtedness for borrowed money after final maturity or cross acceleration of material debt, bankruptcy event of default, judgment default or a failure of any guarantee of a significant subsidiary to be in full force and effect.

Holdings Notes Indenture

On the Closing Date, the Initial Holdings Issuer issued $150 million aggregate principal amount of the Holdings Notes pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Holdings Notes Indenture”), between the Initial Holdings Issuer and Wells Fargo Bank, National Association as Trustee (the “Trustee”). Following the completion of the Holdings Merger on the Closing Date, Holdings entered into a Supplemental Indenture, dated as of the Closing Date (the “Holdings Notes First Supplemental Indenture”), with the Trustee, pursuant to which Holdings became a party to the Indenture and assumed the obligations of the Initial Holdings Issuer under the Holdings Notes.

Interest on the Holdings Notes is payable in cash. Interest on the Holdings Notes is payable on April 1 and October 1 of each year, commencing on October 1, 2011.

Ranking

The Holdings Notes is Holdings’ general unsecured senior obligations and rank senior to all its future debt that is expressly subordinated in right of payment to the Holdings Notes. The Holdings Notes rank equally with all of Holdings’ existing and future liabilities that are not so subordinated, are structurally subordinated to all of the liabilities of Holdings’ subsidiaries, to the extent of the assets of those subsidiaries, and are effectively junior to the Secured WMG Notes, the Existing Secured Notes and indebtedness under the Revolving Credit Facility to the extent of the value of Holdings’ assets subject to liens securing such indebtedness.

Guarantee

The Holdings Notes are not guaranteed by any of its subsidiaries.

Optional Redemption

Holdings may redeem the Holdings Notes, in whole or in part, at any time prior to October 1, 2015, at a price equal to 100% of the principal amount thereof, plus the applicable make-whole premium.

On or after October 1, 2015, Holdings may redeem all or a part of the Holdings Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and special interest, if any, on the Holdings Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on October 1 of the years indicated below:

Year	Percentage
2015	106.875

2016	103.438%
2017 and thereafter	100.000%

In addition, at any time (which may be more than once) before October 1, 2015, Holdings may redeem up to 35% of the aggregate principal amount of the Holdings Notes with the proceeds of certain equity offerings at a redemption price of 113.75%, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date.

Covenants

The Holdings Notes Indenture contains covenants that, among other things, limit Holdings’ ability and the ability of most of its subsidiaries to: incur additional debt or issue certain preferred shares; create liens on certain debt; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to Holdings or make certain other intercompany transfers; sell certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with affiliates. Upon the occurrence of certain events constituting a change of control, Holdings is required to make an offer to repurchase all of the Holdings Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date.

Events of Default

Events of default under the Indenture are limited to: the nonpayment of principal or interest when due, failure to comply with the merger covenant therein, failure to comply with obligation to make a change of control offer (other than a failure to purchase the Secured WMG Notes), failure to comply with its other agreements contained in the Secured WMG Notes or the Secured WMG Notes Indenture, the failure of any subsidiary guarantor with its obligations under its guarantee, failure to pay any indebtedness for borrowed money after final maturity or cross acceleration of material debt, bankruptcy event of default, judgment default or a failure of any guarantee of a significant subsidiary to be in full force and effect.

Guarantee of Holdings Notes

On August 2, 2011 Parent issued a guarantee whereby it agreed to fully and unconditionally guarantee (the “Holdings Notes Guarantee”), on a senior unsecured basis, the payments of Holdings on the Holdings Notes.

Dividends

In connection with the consummation of the Merger and the related transactions, cash on hand at Parent, including cash on hand of the Company, was used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in Parent under the Merger Agreement, to repay certain of Parent’s existing indebtedness and to pay related transaction fees and expenses. See “Overview – The Merger.”

Covenant Compliance

See “– Existing Secured Notes” and “ – Indebtedness Following the Merger” above for a description of the covenants governing the Existing Secured Notes and new indebtedness incurred in connection with the Merger.

Summary

Management believes that, following completion of the Merger and the related transactions, funds generated from our operations and borrowings under the Revolving Credit Facility will be sufficient to fund our and Holdings’ debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued industry-wide decline of CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our debt securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our outstanding indebtedness with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 18 to our audited consolidated financial statements for the fiscal year ended September 30, 2010, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates. As of June 30, 2011, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2010.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our U.S. companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, and Australian dollar. During the three months ended June 30, 2011, we had outstanding hedge contracts for the sale of $133 million and the purchase of $73 million of foreign currencies at fixed rates. During the current-year quarter, certain of our foreign exchange contracts expired and new foreign exchange contracts were renewed with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2011, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $6 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of June 30, 2011, these sterling notes had a carrying value of approximately $160 million. Based on the principal amount of Sterling-denominated notes outstanding as of June 30, 2011 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes, other than as noted below, in our internal controls over financial reporting or other factors during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls.

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

On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including the Company, filed a petition for rehearing en banc with the Second Circuit. On March 26, 2010, the Second Circuit denied the petition for rehearing en banc. On August 20, 2010 all defendants including the Company, filed a petition for Certiorari before the Supreme Court. The petition was rejected on January 10, 2011. Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims based mainly on arguments made but not addressed by the District Court in defendants’ original motion to dismiss. On July 18, 2011, the District Court issued an order granting defendants’ motion to dismiss in part and denying it in part. The case will proceed into discovery, including a determination as to whether class treatment is appropriate, based on a schedule to be determined by the District Court. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

You should carefully consider the following risks and other information in this report before making an investment decision with respect to any of our securities. The risks and uncertainties described below may not be the only ones facing us. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our securities could fall, and you may lose all or part of the money you paid to buy such securities.

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

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures in Blu-Ray/DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S. physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple’s iTunes will continue to grow as a result of the decline of specialty music retailers, which could further increase their negotiating leverage. Several large specialty music retailers, including Tower Records and Musicland, have filed for bankruptcy protection. The declining number of specialty music retailers may not only put pressure on profit margins, but could also impact catalog sales as mass-market retailers generally sell top chart albums only, with a limited range of back catalog. See “—We are substantially dependent on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to obtain and create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, were illegal and not paid for, according to the International Federation of the Phonographic Industry (“IFPI”) 2009 Digital Music Report. IFPI, citing data from third-party company Envisional, also reported in its Recording Industry in Numbers 2011 publication that 23.8% of global Internet traffic is infringing. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal file-sharing has a substantial negative impact on music sales. We are working to control this problem in a variety of ways including further litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to content industries, including the music sector. A study by Frontier Economics cited by IFPI, estimates that digitally pirated music, movies and software is valued at $30 billion to $75 billion. In addition, an economic study conducted by Tera Consultants in Europe found that if left unabated, digital piracy could result in an estimated loss of 240 billion Euros in retail revenues for the creative industries—including music—in Europe over the period from 2008- 2015. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

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

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, charges U.S. consumers prices ranging from $0.69 to $1.29 per single-track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as we believe Apple’s iTunes controls more than two-thirds of the legitimate digital music track download business in the U.S. If Apple’s iTunes were to adopt a lower pricing model or if there were structural change to other download pricing models, we may receive substantially less per download for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other online music stores at present accept and make available for sale all the recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music they will accept from music content owners like us, our revenues could be significantly reduced.

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

The industry in which we operate is highly competitive, is based on consumer preferences and is rapidly changing. Additionally, the music industry requires substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices or the quality of products and services, offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with the recorded music efforts of live events companies and recording artists who may choose to distribute their own works. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file-sharing and CD-R activity, by an inability to enforce our intellectual property rights in digital environments and by a failure to develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on DVD, the Internet and computer and videogames.

Our business operations in some foreign countries subject us to trends, developments or other events which may affect us adversely.

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

Our success depends, in part, upon the continuing contributions of our executive officers, many of whom have been with us since the 2004 Acquisition. Although we have employment agreements with our executive officers, there is no guarantee that they will not leave. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects.

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

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and shareholders’ deficit.

On June 30, 2011, we had $1.087 billion of goodwill and $100 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. We tested our goodwill and other indefinite-lived intangible assets for impairment in the fourth quarter of fiscal 2010 and concluded that such assets were not impaired. We continue to believe that conclusion is appropriate. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ deficit could be adversely affected. We expect that in connection with the Transactions, goodwill will increase by approximately $798 million on a pro forma basis. Any increase in goodwill will be subject to similar testing for impairment going forward.

We also had $1.062 billion of definite-lived intangible assets as of June 30, 2011. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ deficit.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 60% and 59% of our revenues related to operations in foreign territories for the three and nine months ended June 30, 2011. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of June 30, 2011, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates through the end of the current fiscal year.

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

If we acquire, combine with or invest in other businesses, we will face certain risks inherent in such transactions.

We may pursue strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We do, from time to time, consider opportunistic strategic transactions, which could involve acquisitions, combinations or dispositions of businesses or assets, or strategic alliances or joint ventures with companies engaged in businesses that are similar or complementary to ours. Any such strategic combination could be material. Any future strategic transaction could involve numerous risks, including:

•	potential disruption of our ongoing business and distraction of management;

•	potential loss of recording artists or songwriters from our rosters;

•	difficulty integrating the acquired businesses or segregating assets to be disposed of;

•	exposure to unknown and/or contingent or other liabilities, including litigation arising in connection with the acquisition, disposition and/or against any businesses we may acquire;

•	reputational or other damages to our business as a result of a failure to consummate such a transaction for, among other reasons, failure to gain anti-trust approval; and

•	changing our business profile in ways that could have unintended consequences.

If we enter into significant strategic transactions in the future, related accounting charges may affect our financial condition and results of operations, particularly in the case of any acquisitions. In addition, the financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. Conversely, any material disposition could reduce our indebtedness or require the amendment or refinancing of our outstanding indebtedness or a portion thereof. We may not be successful in addressing these risks or any other problems encountered in connection with any strategic transactions. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures or enter into any business combination that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both.

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

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “—The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the 2004 Acquisition, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. We continue to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed cost structure to minimize any impact.

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

Access, which indirectly owns all of our outstanding capital stock following the consummation of the Merger, controls our company and may have conflicts of interest with the holders of our debt or us in the future. Access may also enter into, or cause us to enter into, strategic transactions that could change the nature or structure of our business, capital structure or credit profile.

Following the consummation of the Merger, Access indirectly owns all of Parent’s common stock, and the actions that Access undertakes as the sole ultimate shareholder may differ from or adversely affect the interests of debt holders. Because Access ultimately controls our voting shares and those of all of our subsidiaries, it has the power, among other things, to affect our legal and capital structure and our day-to-day operations, as well as to elect our directors and those of our subsidiaries, to change our management and to approve any other changes to our operations. Access also has the power to direct us to engage in strategic transactions, with or involving other companies in our industry, including acquisitions, combinations or dispositions, and any such transaction could be material. Any such transaction would carry the risks set forth above under “—If we acquire, combine with or invest in other businesses, we will face certain risks inherent in such transactions.”

Additionally, Access is in the business of making investments in companies and is actively seeking to acquire interests in businesses that operate in our industry and may compete, directly or indirectly, with us. Access may also pursue acquisition opportunities that may be complementary to our business, which could have the effect of making such acquisition opportunities unavailable to us. Access could elect to cause us to enter into business combinations or other transactions with any business or businesses in our industry that Access may acquire or control, or we could become part of a group of companies organized under the ultimate common control of Access that may be operated in a manner different from the manner in which we have historically operated. Any such business combination transaction could require that we or such group of companies incur additional indebtedness, and could also require us or any acquired business to make divestitures of assets necessary or desirable to obtain regulatory approval for such transaction. The amounts of such additional indebtedness, and the size of any such divestitures, could be material.

Finally, because neither we nor Parent have any securities listed on a securities exchange following the consummation of the Merger and the related transactions, we are not subject to certain of the corporate governance requirements of any securities exchange, including any requirement to have any independent directors.

Our reliance on one company as the primary supplier for the manufacturing, packaging and physical distribution of our products in the U.S. and Canada and part of Europe could have an adverse impact on our ability to meet our manufacturing, packaging and physical distribution requirements.

We have recently renewed our agreements with Cinram. On November 16, 2010, we entered into a series of new agreements with Cinram and its affiliates including an agreement with Cinram Manufacturing LLC (formerly Cinram Manufacturing Inc.), Cinram Distribution LLC and Cinram International Inc. for the U.S. and Canada and an agreement with Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited for certain territories within the European Union. We entered into certain amendments to the agreements in January 2011. Both new agreements, as amended, now expire on January 31, 2014. The terms of the new agreements, as amended, remain substantially the same as the terms of the original 2003 agreements, as amended, but now provide us with the option to use third-party vendors for up to a certain percentage of the volume provided to us by Cinram during the 2010 calendar year (and up to a higher percentage upon the occurrence of certain events). In addition, we have expanded termination rights. As Cinram continues to be our primary supplier of manufacturing and distribution services in the U.S., Canada and part of Europe, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, or were unable to otherwise continue to provide services, we may have difficulty satisfying our commitments to our wholesale and retail customers in the short term until we more fully transitioned to an alternate provider, which could have an adverse impact on our revenues. In February 2011, Cinram announced the successful completion of a refinancing and recapitalization transaction. Any future inability of Cinram to continue to provide services due to financial distress, refinancing issues or otherwise could also require us to switch to substitute suppliers of these services for more services than currently planned. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels and now also permit us to use third-party vendors for a portion of our service requirements, and although there are several capable substitute suppliers, it might be costly for us to switch to substitute suppliers for any such services, particularly in the short term, and the delay and transition time associated with finding substitute suppliers could also have an adverse impact on our revenues.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of June 30, 2011, our total consolidated indebtedness was $1.694 billion. Following the closing of the Merger and the related transactions, including the refinancing of certain of our indebtedness existing as of June 30, 2011, we would have pro forma had total consolidated indebtedness of $1.973 billion. In addition, we would have been able to borrow up to $60 million under the revolving credit facility.

Our high degree of leverage could have important consequences for our investors. For example, it may:

•	make it more difficult for us to make payments on our indebtedness;

•	increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility;

•	expose us to the risk of increased interest rates because any borrowings we make under the Revolving Credit Facility will bear interest at variable rates;

•	require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other expenses;

•

limit our ability to refinance existing indebtedness on favorable terms or at all or borrow additional funds in the future for, among other things, working capital, acquisitions or debt service requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less indebtedness; and

•	limit our ability to borrow additional funds that may be needed to operate and expand our business.

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

Holdings, our immediate parent company, will rely on us and our subsidiaries to make payments on its borrowings. If we do not dividend funds to Holdings in an amount sufficient to make such payments, if necessary in the future, Holdings may default under the indenture governing its borrowings, which would result in all such notes becoming due and payable. Because our debt agreements have covenants that limit our ability to make payments to Holdings, Holdings may not have access to funds in an amount sufficient to service its indebtedness.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The indentures governing our outstanding notes contain various covenants that limit our ability, Holdings’ ability and the ability of our restricted subsidiaries to engage in specified types of transactions. These covenants limit our ability, Holdings’ ability and the ability of our restricted subsidiaries to, among other things:

•	incur additional debt or issue certain preferred shares;

•	create liens on certain debt;

•	pay dividends on or make distributions in respect of our capital stock or make investments or other restricted payments;

•	sell certain assets;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make certain other intercompany transfers;

•	enter into certain transactions with our affiliates; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

In addition, the credit agreement governing the Revolving Credit Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

•	pay dividends on, and redeem and purchase, equity interests;

•	make other restricted payments;

•	make prepayments on, redeem or repurchase certain debt;

•	incur certain liens;

•	enter into certain sale-leaseback transactions;

•	make certain loans and investments;

•	incur certain additional debt;

•	enter into guarantees and hedging arrangements;

•	enter into mergers, acquisitions and asset sales;

•	enter into transactions with affiliates;

•	change the business we and our subsidiaries conduct;

•	restrict the ability of our subsidiaries to pay dividends or make distributions;

•	amend the terms of subordinated debt and unsecured bonds; and

•	make certain capital expenditures.

Our ability to borrow additional amounts under the Revolving Credit Facility will depend upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.

Our failure to comply with obligations under the instruments governing our indebtedness may result in an event of default under such instruments. We cannot be certain that we will have funds available to remedy these defaults. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 6, 2011 by and among Warner Music Group Corp., Airplanes Music LLC and Airplanes Merger Sub, Inc. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.) (1)

3.1	Amended and Restated Certificate of Incorporation of WMG Acquisition Corp. (2)

3.2	Amended and Restated Bylaws of WMG Acquisition Corp. (3)

4.1	Supplemental Indenture, dated as of May 23, 2011, by and among WMG Acquisition Corp., WMG Holdings Corp. and the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee (4)

10.1	Form of Indemnification Agreement between Warner Music Group Corp. and its directors (5) †

10.2	Second Amendment, dated as of May 20, 2011, to Restricted Stock Award Agreement, dated as of March 15, 2008 and as amended on January 18, 2011, by and between Warner Music Group Corp. and Edgar Bronfman, Jr. (5)†

10.3

Second Amendment, dated as of May 20, 2011, to Restricted Stock Award Agreement, dated as of March 15, 2008 and as amended on January 18, 2011, by and between Warner Music

Group Corp. and Lyor Cohen. (5)†

10.4	Letter Agreement and Release, dated May 9, 2011, between Warner Music Group Corp. and Michael D. Fleisher.(6) †

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1	Financial statements from the Quarterly Report on Form 10-Q of WMG Acquisition Corp. for the quarter ended June 30, 2011, filed on August 4, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Deficit and (iv) Notes to Consolidated Interim Financial Statements.***

*	Filed herewith.
**	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
***	Furnished herewith Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
(1)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 9, 2011 (File No. 001-32502).
(2)	Incorporated by reference to exhibit 3.196 to WMG Acquisition Corp’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-12122).
(3)	Incorporated by reference to exhibit 3.197 to WMG Acquisition Corp’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-12122).
(4)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 24, 2011 (File No. 001- 32502).

(5)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-32502).
(6)	Incorporated by reference to Warner Music Group Corp.s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2011

WMG ACQUISITION CORP.

By:	/S/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/S/ STEVEN MACRI
Name:	Steven Macri
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)